Form 10-Q
period 1996-06-30
SECURITY DYNAMICS TECHNOLOGIES INC /DE/
filed 1996-08-14
CIK 932064

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

/x/ Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 1996

                                       OR

                  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number: 0-25120

                      SECURITY DYNAMICS TECHNOLOGIES, INC.
             (Exact name of Registrant as Specified in Its Charter)

                    DELAWARE                               04-2916506
     (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)

                                 20 CROSBY DRIVE
                                BEDFORD, MA 01730
                    (Address of Principal Executive Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 687-7000

                     ONE ALEWIFE CENTER, CAMBRIDGE, MA 02140
                                 (617) 547-7820
                   (Former Address, changed since last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                    Yes    X     No
                                          ---       ---

As of July 31, 1996, there were 17,064,939 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                      SECURITY DYNAMICS TECHNOLOGIES, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1996
                                TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
PART I.              FINANCIAL INFORMATION

Item 1.              Financial Statements

                     Condensed Consolidated Balance Sheets as of June 30, 1996 and
                     December 31, 1995                                                             3

                     Condensed Consolidated Statements of Income for the three months
                     and six months ended June 30, 1996 and June 30, 1995                          4

                     Condensed Consolidated Statements of Cash Flows for the six
                     months ended June 30, 1996 and June 30, 1995                                  5

                     Notes to Condensed Consolidated Financial Statements                          6

Item 2.              Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                         9

PART II.             OTHER INFORMATION

Item 4.              Submission of Matters to a Vote of Security-Holders                          17

Item 6.              Exhibits and Reports on Form 8-K                                             18

                     Signatures                                                                   19


                                       2
                                       -

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
            SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               June 30, 1996     December 31, 1995
                                                                               -------------     -----------------
ASSETS
 Current assets
          Cash and equivalents                                                     $   5,639            $  44,583
          Marketable securities                                                       83,466               44,957
          Accounts receivable (less allowance for doubtful accounts
              of $257 in 1996 and $375 in 1995)                                        8,984                6,219
          Inventory                                                                    2,365                1,445
          Prepaid expenses and other                                                   2,012                  758
          Deferred taxes                                                                 528                  476
                                                                                   ---------            ---------
               Total current assets                                                  102,994               98,438

 Property and equipment - net                                                          3,835                2,027
 Purchased technology                                                                    139                  208
 Investment                                                                              686                  510
 Deferred taxes                                                                          285                  229
 Other                                                                                   485                  145

                                                                                   ---------            ---------
Total                                                                              $ 108,424            $ 101,557
                                                                                   =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
          Accounts payable                                                         $   2,661            $   1,347
          Accrued payroll and related benefits                                         1,949                2,210
          Accrued expenses and other                                                     874                1,176
          Income taxes payable                                                            --                  190
          Deferred revenue                                                             1,993                1,614
                                                                                   ---------            ---------
               Total current liabilities                                               7,477                6,537

Stockholders' equity:
             Common stock, $.01 par value; authorized 30,000,000 shares; issued,
               13,666,478 and 13,452,851 shares in 1996 and 1995; outstanding,
               13,666,330 and
               13,452,703 shares in 1996 and 1995                                        137                  135
         Additional paid-in capital                                                   91,609               90,968
         Retained earnings                                                             9,379                3,943
         Deferred stock compensation                                                    (129)                (170)
         Treasury stock, common, at cost,
             148 shares in 1996 and 1995                                                  --                   --
         Cumulative translation adjustment                                               (17)                  41
         Unrealized (loss) gain on marketable securities - net                           (32)                 103
                                                                                   ---------            ---------
               Total stockholders' equity                                            100,947               95,020

    Total                                                                          $ 108,424            $ 101,557
                                                                                   =========            =========




See notes to condensed consolidated financial statements

                                       3
                                       -

            SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                Three Months Ended           Six Months Ended
                                                      June 30,                    June 30,
                                             ---------------------       -----------------------
                                               1996         1995           1996           1995
                                             --------     --------       ----------    ---------
Revenue                                      $14,070       $ 8,174       $26,240       $14,417

Cost of revenue                                3,260         1,792         6,172         3,009
                                             -------       -------       -------       -------

    Gross profit                              10,810         6,382        20,068        11,408
                                             -------       -------       -------       -------

Costs and expenses:
    Research and development                   1,708           762         3,196         1,407
    Marketing and selling                      4,190         2,666         7,760         4,932
    General and administrative                 1,507           947         2,917         1,629
                                             -------       -------       -------       -------
         Total                                 7,405         4,375        13,873         7,968
                                             -------       -------       -------       -------

Income from operations                         3,405         2,007         6,195         3,440

Interest income                                1,138           406         2,365           790
                                             -------       -------       -------       -------

Income before provision for income taxes       4,543         2,413         8,560         4,230

Provision for income taxes                     1,658           928         3,124         1,628
                                             -------       -------       -------       -------

Net income                                   $ 2,885       $ 1,485       $ 5,436       $ 2,602
                                             =======       =======       =======       =======

Net income per common and
common equivalent share                      $   .20       $   .12       $   .38       $   .21
                                             =======       =======       =======       =======


Weighted average number of common and
common equivalent shares outstanding          14,435        12,528        14,365        12,518
                                             =======       =======       =======       =======












See notes to condensed consolidated financial statements


                                       4
                                       -

            SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                       Six Months Ended June 30,
                                                                            -----------------------------------------
                                                                                  1996                    1995
                                                                            --------------------  --------------------
Cash flows from operating activities:
    Net income                                                              $  5,436                      $  2,602



    Adjustments to reconcile net income to net cash provided by operating activities:
           Deferred taxes                                                       (108)                           (9)

           Amortization of purchased technology and capitalized software          69                            19
costs
           Depreciation                                                          535                           189

           Amortization of deferred stock compensation                            41                            34
           Allowance for notes receivable                                         --                           200
                 Stock option compensation                                       108                            --
           Increase (decrease) in cash from:
              Accounts receivable                                             (2,765)                       (1,200)
              Inventory                                                         (920)                         (589)
              Prepaid expenses and other                                      (1,254)                         (299)
              Accounts payable                                                 1,314                          (469)
              Accrued  payroll and related benefits                             (261)                          249
              Accrued expenses and other                                        (302)                         (211)
              Income taxes payable                                              (190)                          448
              Deferred revenue                                                   379                           389
                                                                            --------                      --------
                  Net cash provided by
                     operating activities                                      2,082                         1,353
                                                                            --------                      --------

Cash flows from investing activities:
    Purchase of marketable securities                                        (75,052)                      (17,897)
    Maturities of marketable securities                                       36,382                         3,350
    Expenditures for property and equipment                                   (2,343)                         (581)
    Capitalized software costs                                                    --                           (41)
       Investment                                                               (176)                         (510)
    Notes receivable                                                              --                          (251)
    Other assets                                                                (340)                          (15)
                                                                            --------                      --------
                  Net cash used for investing
                     activities                                              (41,529)                      (15,945)
                                                                            --------                      --------

Cash flows from financing activities:
    Proceeds from sale of common stock                                           535                         3,826
                                                                            --------                      --------
                  Net cash provided by financing
                     activities                                                  535                         3,826
                                                                            --------                      --------

Effects of exchange rate changes on cash and equivalents                         (32)                           45
                                                                            --------                      --------

Net (decrease) in cash and equivalents                                       (38,944)                      (10,721)
Cash and equivalents, beginning of period                                     44,583                        17,517

                                                                            --------                      --------
Cash and equivalents, end of period                                         $  5,639                      $  6,796
                                                                            ========                      ========



See notes to condensed consolidated financial statements


                                       5
                                       -

SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (In thousands, except share and per share data)


1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared by Security Dynamics Technologies, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

         In October 1995, the Board of Directors declared a two-for-one split of the Company's common stock effected in the form of a stock dividend. All share and per share data have been adjusted to reflect the two-for-one split of the Company's common stock.

2.       Income Per Common Share

         Income per common share is computed using the weighted average number of common and common equivalent shares outstanding during each period presented.

3.       Income Taxes

         The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.


                                       6
                                       -

4.       Investments

         On April 17, 1995 and February 20, 1996, the Company purchased 425,000 shares of Series A and 72,091 shares of Series B Convertible Preferred Stock of VeriSign, Inc. ("VSI") of Redwood City, California for an aggregate purchase price of $686. VSI was organized to provide digital certificates and related services that use public-key cryptography to ensure essential privacy and authentication features. The Company's investment in VSI represents a minority interest of less than 10% of VSI's capitalization.

         In August 1995, the Company acquired the SecurADM technology of Infratel S.A.R.L., one of its original equipment manufacturers. The Company considered the acquisition cost to consist of cash consideration of $624 plus $302 of notes receivable. The Company has allocated the acquisition cost to purchased technology ($278) which is being amortized over two years and to in-process research and development ($648) which was expensed in the third quarter of 1995.

5.       Accounting for Stock Options

         In October 1995, the Financial Accounting Board issued SFAS 123, "Accounting for Stock-Based Compensation," which became effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the annual consolidated financial statements for 1996.

         On April 1, 1996 and April 24, 1996, options to purchase 100,000 shares and 19,450 shares were granted at exercise prices of $48.60 and $76.40, respectively, subject to stockholder approval of an amendment to the Company's 1994 Plan increasing the number of shares available for grant to 2,410,000 shares. On May 22, 1996, the stockholders approved the amendment to the 1994 Plan.

         For options granted prior to April 1, 1996, because approval of the stockholders was required and considered perfunctory, the Company measured compensation expense on the date of grant by the Board of Directors or the Compensation Committee of the Board of Directors. As a result of discussions with the staff of the Securities and Exchange Commission, the Company changed its accounting policy on options requiring stockholder approval to measure compensation expense on the approval date. This change resulted in an aggregate compensation expense of approximately $4,500 relating to the April 1, 1996 and April 24, 1996 option grants, which the Company will recognize over the remainder of the four-year vesting period of the options from May 22, 1996. The effect of this change was to reduce income from operations by $108 in the second quarter of 1996. The Company does not plan to grant options in the future that are subject to approval by the stockholders.



                                       7
                                       -

6.       Subsequent Events

         On July 26, 1996 at a Special Meeting of Stockholders of the Company, the stockholders approved an amendment to the Company's Third Restated Certificate of Incorporation increasing the authorized number of shares of Common Stock from 30,000,000 to 80,000,000 shares.

         On July 26, 1996, pursuant to a merger agreement (the "Agreement") dated as of April 14, 1996, the Company acquired RSA Data Security, Inc. ("RSA"), a Redwood City, California vendor of encryption software, for approximately 3.3 million shares of its common stock. The Company is also reserving for issuance approximately 700,000 shares of its common stock issuable upon exercise of the outstanding options of RSA. The transaction will be accounted for as a pooling of interests.

         The following Unaudited Pro Forma Combined Financial Data give effect to the acquisition of RSA as a pooling of interests. For the purposes of the pro forma combined financial data, the Company's financial data for the three months and six months ended June 30, 1996 and for the three months and six months ended June 30, 1995 have been combined with RSA's financial data for the same periods.

         The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the acquisition of RSA had been consumated or of future operating results or financial position of the combined companies.

                    UNAUDITED PRO FORMA COMBINED FINANCIAL DATA
                      (In thousands, except per share data)

                                                             Three Months Ended          Six Months Ended
                                                                   June 30,                  June 30,
                                                          -----------------------   --------------------------
                                                            1996           1995       1996             1995
                                                          --------       --------   ----------       ---------
Revenue                                                   $17,422        $10,079      $32,284          $16,909

Net income                                                  2,885            523        5,052              378

Net income per common and common equivalent share         $   .16        $   .03      $   .28          $   .02
                                                          =======        =======      =======          =======
Weighted average number of common and
common equivalent shares outstanding                       18,302         15,642       18,199           15,613
                                                          =======        =======      =======          =======


                                       8
                                       -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In thousands, except share and per share data)

OVERVIEW

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors that May Affect Future Results."

RESULTS OF OPERATIONS

The following table sets forth income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items, for the three months and six months ended June 30, 1996 and 1995.

                           Percentage of Total            Period-to-Period              Percentage of Total      Period-to-Period
                                 Revenue                      Change                          Revenue                Change
                                 -------                      ------                          -------                ------
                                Three Months Ended June 30                           Six Months Ended June 30
                           -----------------------------------------------       ------------------------------------------------



                                    1996        1995                                1996        1995
                                    ----        ----                                ----        ----

Revenue                              100.0 %     100.0 %      72.1 %                 100.0 %    100.0 %              82.0 %
Cost of  revenue                      23.2        21.9        82.0                    23.5       20.9               105.1
                                  --------   ---------                           ---------    -------
Gross margin                          76.8        78.1        69.4                    76.5       79.1                75.9
                                  --------   ---------                           ---------    -------

Costs and expenses:
    Research and development          12.1         9.3       124.2                    12.2        9.8               127.2
    Marketing and selling             29.8        32.6        57.2                    29.6       34.2                57.3
    General and administrative        10.7        11.6        59.1                    11.1       11.3                79.1
                                  --------   ---------                           ---------    -------
         Total                        52.6        53.5        69.3                    52.9       55.3                74.1
                                  --------   ---------                           ---------    -------

Income from operations                24.2        24.6        69.6                    23.6       23.8                80.1

Interest income                        8.1         5.0       180.3                     9.0        5.5               199.4
                                  --------   ---------                           ---------    -------

Income before provision for
    income taxes                      32.3        29.6        88.2                    32.6       29.3               102.4

Provision for income taxes            11.8        11.4        78.7                    11.9       11.3                91.9
                                  --------   ---------                           ---------    -------

Net income                            20.5 %      18.2 %      94.2 %                  20.7 %     18.0 %             108.9 %
                                  ========    ========                            ========    =======


                                       9
                                       -

REVENUE

The Company's revenue is derived principally from the sales of SecurID tokens, software license fees from ACE/Server and ACM software products, sales of ACM hardware products and charges for maintenance services.

Total revenue increased 72% in the second quarter of 1996 to $14,070 from $8,174 in the second quarter of 1995. This increase in revenue reflected the increase in unit sales of all of the Company's products to existing and new customers, except for a decrease in the sale of ACM/100 products. Average selling prices of the Company's products also increased (except the average selling price of the Company's ACM/400 and ACM/1600 products). Approximately 35% and 10% of the increase in revenue was attributable to the increase in unit sales and the average prices of SecurID tokens, respectively. Approximately 37% of the increase in revenue was attributable to increases in the sale of the Company's software (ACE/Server and ACM software products). A further 6% of the increase in revenue in the second quarter of 1996 was attributable to an increase in maintenance revenue over the second quarter of 1995. The Company believes that the increase in unit sales was attributable in part to continued levels of growth and refinement in the information security market, with the Internet and corporate intranets continuing to play crucial roles in developing new opportunities for the Company's business. Average prices change generally due to the sales product mix and number of user licenses sold rather than changes in the Company's price list.

International revenue (excluding Canada and Latin America) increased to $3,416 in the second quarter of 1996 from $1,146 in the second quarter of 1995 and accounted for 24% and 14% of total revenue in the second quarters of 1996 and 1995, respectively. This increase in international revenue was primarily attributable to the continuing expansion of the Company's international direct sales force and increased market penetration of the Company's products in foreign markets.

Total revenue increased 82% in the first six months of 1996 to $26,240 from $14,417 in the first six months of 1995. This increase in revenue reflected increases in unit sales of all of the Company's products (other than the Company's ACM/100 hardware product). Approximately 44% and 6% of the increase in revenue was attributable to the increase in unit sales and the average prices of SecurID tokens, respectively. Approximately 34% of the increase in revenue was attributable to the increases in sales of the Company's software (ACE/Server and ACM software products). Approximately 6% of the increase in revenues was attributable to an increase in the unit sales of ACM/1600's and a further 6% of the increase in revenue was attributable to higher maintenance revenues.

International revenue (excluding Canada and Latin America) increased to $5,591 in the first six months of 1996 from $2,135 in the first six months of 1995 and accounted for 21% and 15% of total revenue in the first six months of 1996 and 1995, respectively. This increase in international revenue was primarily attributable to the expansion of the Company's international direct sales force and increased market penetration in foreign markets.


                                       10
                                       --

COST OF REVENUE AND GROSS PROFIT

The Company's cost of revenue consists primarily of costs associated with the manufacture and delivery of the Company's SecurID tokens and hardware products from the Company's assembly contractors. Royalty costs, customer support costs and production costs, which include labor costs associated with the programming of SecurID tokens, inspection and quality control functions and shipping are also included in cost of revenue.

The Company's gross profit increased 69% in the second quarter of 1996 to $10,810, or 76.8% of revenue, from $6,382, or 78.1% of revenue, in the second quarter of 1995. Approximately 51% of the increase in gross profit was attributable to an increase in the unit sales and gross profit from the sale of SecurID tokens. In addition, approximately 40% of the increase in gross profit was attributable to an increase in the sales of the Company's ACE/Server software and software product upgrades. Gross profit as a percentage of revenue declined due to the continuing development of the customer support infrastructure and royalty expenses related to the Company's ACE/Server software.

The Company's gross profit increased 76% in the first six months of 1996 to $20,068, or 76.5% of revenue, from $11,408, or 79.1% of revenue, in the first six months of 1995. Approximately 55% of the increase in gross profit was attributable to an increase in the unit sales and gross profit from the sale of SecurID tokens. Software revenue as a percentage of total revenue in the first six months of 1996 increased to 28% of revenue from 22% of revenue in the first six months of 1995. These factors, which contributed to an improvement in the gross margin in the first six months of 1996, were partially offset by increases in production costs associated with the development of the Company's quality management programs, royalties and the expansion of the Company's customer support infrastructure.

In the future, gross margin may continue to be affected by several factors, including changes in product mix and distribution channels, price reductions (resulting from volume discounts or otherwise), competition, increase in the cost of revenue (including increases in material costs associated with the manufacture of SecurID tokens and hardware products) and other factors.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of personnel costs as well as fees for development services provided by consultants.

Research and development expense increased 124% in the second quarter of 1996 to $1,708 from $762 in the second quarter of 1995, and increased as a percentage of revenue to 12.1% from 9.3%. Approximately 38% of the increase in research and development expenses in the first quarter of 1996 resulted from employment of additional staff and approximately 29% of the increase was attributable to increases in consulting expenses to develop enhancements to the Company's product lines, primarily the Company's ACE/Server software line. Research and development expenses also increased due to a general increase in investment in new computer equipment resulting in higher depreciation charges and maintenance fees.



                                       11
                                       --

Research and development expense increased 127% in the first six months of 1996 to $3,196 from $1,407 in the first six months of 1995, and increased as a percentage of revenue to 12.2% from 9.8%. Approximately 38% of the increase in research and development expenses in the first six months of 1996 resulted from employment of additional staff and approximately 32% of the increase was attributable to increases in consulting expenses to develop enhancements to the Company's product lines, primarily the Company's ACE/Server software line. Research and development expenses also increased due to continuing investment in new computer equipment resulting in higher depreciation charges and maintenance fees.

MARKETING AND SELLING

Marketing and selling expenses consist principally of salaries, commissions and travel expenses of direct sales and marketing personnel and costs associated with marketing programs.

Marketing and selling expenses increased 57% in the second quarter of 1996 to $4,190 from $2,666 in the second quarter of 1995, but decreased as a percentage of revenue to 29.8% from 32.6%. Approximately 42% of the increase in marketing and selling expenses was attributable to the employment of additional staff. Approximately 25% of the increase in marketing and selling expenses was attributable to the increase in sales commissions on products sold by the Company's sales force and results from the increase in revenue. Approximately 5% of the increase in marketing and selling expenses resulted from an expansion of the Company's general marketing programs, such as trade show and seminar activity, direct mailing and public relations campaigns.

Marketing and selling expenses increased 57% in the first six months of 1996 to $7,760 from $4,932 in the first six months of 1995, but decreased as a percentage of revenue to 29.6% from 34.2%. Approximately 44% of the increase in marketing and selling expenses was attributable to the employment of additional staff. Approximately 24% of the increase in marketing and selling expenses was attributable to the increase in sales commissions on products sold by the Company's sales force and results from the increase in revenue. Approximately 6% of the increase in marketing and selling expenses resulted from an expansion of the Company's general marketing programs, such as trade show and seminar activity, direct mailing and public relations campaigns.

In addition, international sales expenses increased due to the continuing expansion of the Company's United Kingdom, German, French and Pacific/Asian sales offices and the opening of a sales office in Norway in January of 1996.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of personnel costs for administration, finance, human resources and general management as well as legal and auditing expenses.

General and administrative expenses increased 59% in the second quarter of 1996 to $1,507, or 10.7% of revenue, from $947, or 11.6% of revenue, in the second quarter of 1995. Approximately 52% of the increase in general and administrative expenses was due to the growth in the Company's staff needed to support increased levels of operation. Approximately 24% of the increase was attributable to increased amortization of leasehold improvements resulting from the


                                       12
                                       --

Company's decision to relocate its corporate offices to Bedford, Massachusetts, which took place on August 2, 1996.

General and administrative expenses increased 79% in the first six months of 1996 to $2,917, or 11.1% of revenue, from $1,629, or 11.3% of revenue, in the first six months of 1995. Approximately 46% of the increase in general and administrative expenses was due to the growth in the Company's staff needed to support increased levels of operation. Approximately 25% of the increase was attributable to increased amortization of leasehold improvements resulting from the Company's aforementioned decision to relocate its Corporate headquarters.

INTEREST INCOME

Interest income consists of interest earned on the Company's cash balances and marketable securities.

Interest income increased 180% to $1,138 in the second quarter of 1996 from $406 in the second quarter of 1995. Interest income increased to $2,365 in the first six months of 1996 from $790 in the first six months of 1995. These increases were due to higher average daily balances of invested cash resulting from the Company's follow-on public offering in November 1995.

PROVISION FOR INCOME TAXES

The provision for income taxes increased to $1,658 in the second quarter of 1996 from $928 in the second quarter of 1995, and the provision for income taxes increased to $3,124 in the first six months of 1996 from $1,628 in the first six months of 1995. These increases were primarily a result of higher income.

The Company's estimated effective tax rate was reduced to 36.5% in the second quarter and first six months of 1996 from 38.5% in the second quarter and first six months of 1995 to reflect the benefit of the Company's foreign sales corporation.

NET INCOME

As a result of the above factors, net income in the second quarter of 1996 increased to $2,885, or 20.5% of revenue, from $1,485, or 18.2% of revenue, in the second quarter of 1995. Net income in the first six months of 1996 increased to $5,436, or 20.7% of revenue, from $2,602, or 18.0% of revenue, in the first six months of 1995.

ACCOUNTING FOR CERTAIN STOCK OPTIONS

On October 18, 1995, January 24, 1996, April 1, 1996 and April 24, 1996, the Company's Board of Directors or the Compensation Committee of the Company's Board granted stock options to employees to purchase 16,000, 302,800, 100,000 and 19,450 shares of the Company's Common Stock at exercise prices of $28.50, $49.525, $48.60 and $76.40, respectively, subject to stockholder approval (obtained on May 22, 1996) of an increase in the number of shares available for grant. The exercise prices represented the fair market value of the Company's Common Stock on the dates of


                                       13
                                       --
grant. As permitted by SFAS No. 123, which became effective on January 1, 1996, the Company has elected to continue to apply the intrinsic value method of APB Opinion No. 25 for stock-based compensation to employees.

For options granted prior to April 1, 1996, because approval of the stockholders was required and considered perfunctory, the Company measured compensation expense on the date of the grant by the Company's Board of Directors or the Compensation Committee of the Company's Board. As a result of discussions with the staff of the Securities and Exchange Commission, the Company changed its accounting policy on options requiring stockholder approval to measure compensation expense on the approval date. This change is effective for options granted on or after April 1, 1996. This change resulted in aggregate compensation expense of approximately $4,500 relating to the April 1, 1996 and April 24, 1996 option grants, which the Company will recognize over the remainder of the four-year vesting period of the options from May 22, 1996. The effect of this change was to reduce income from operations by $108 in the second quarter of 1996. The Company does not plan to grant options in the future that are subject to approval by the stockholders.

LIQUIDITY AND CAPITAL RESOURCES

In December 1994, the Company sold 3,000,000 shares of Common Stock in its initial public offering which generated $21,600 of net cash proceeds to the Company. In January 1995, the Company sold 510,000 shares of Common Stock under the terms of an over-allotment option granted to the underwriters as part of the initial public offering, generating an additional $3,800 in net cash proceeds. In November 1995, the Company sold an additional 1,560,000 shares of Common Stock in its follow-on offering, which generated $55,900 of net cash proceeds to the Company.

At June 30, 1996, the Company had cash and marketable securities of $89,105 and working capital of $95,517. Since 1990, the Company has funded its operations primarily from cash generated from its operating activities. During 1995 and 1996, the Company used the cash provided by operations principally for working capital needs and property and equipment additions necessary to support the Company's growth.

The Company's capital expenditures for the second quarter and first six months of 1996 were $1,379 and $2,343, respectively. Capital expenditures for the second quarter and first six months of 1996 related primarily to additional leasehold improvements, office furniture and equipment, as well as computer equipment for product development, testing and support to accommodate the Company's continued growth.

On February 20, 1996, the Company increased its investment in VeriSign by purchasing 72,091 shares of Series B Convertible Preferred for an aggregate purchase price of $176. VeriSign was organized to provide digital certificates and related services that use public key cryptography to protect the privacy of electronic transmissions on public and private networks. The Company's investments in VeriSign represent a minority interest of less than 10% of Verisign's capitalization. The Company is accounting for its investment at cost.

On July 26, 1996, the Company acquired RSA Data Security, Inc., a Redwood City, California vendor of encryption software ("RSA"). Transaction costs in connection with the acquisition of RSA are estimated to


                                       14
                                       --
approximate $6,100 ($5,400, net of related tax effects). See Note 6 of Notes to Condensed Consolidated Financial Statements.

In March 1996, the Company entered into a noncancelable operating lease expiring in 2006 for a new corporate executive office in Bedford, Massachusetts and commenced its tenancy in August 1996. The new facility consists of 75,000 square feet of office space and the annual base rent for the first year is $956, increasing annually up to $1,180 from years five through ten.

In December 1994, the Company entered into an agreement with Progress Software for the right to use certain of its software to enhance the functionality of the Company's ACE/Server software. The Company began incurring royalties under the Progress Software agreement in the fourth quarter of 1995 and in order to obtain favorable pricing, paid $1,500 during the first quarter of 1996.

The Company intends to seek acquisitions of businesses, products and technologies that are complementary to those of the Company. The Company is continuing to identify and prioritize additional security technologies which it may wish to develop, either internally or through the licensing or acquisition of products from third parties. While the Company engages from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that the Company will be able to successfully integrate any acquired business. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms which are not favorable to the Company and, in the case of equity financings, may result in dilution to the Company's stockholders.

The Company believes that the net proceeds from its initial public and follow-on offerings, together with cash flows from operations and existing cash balances, will be sufficient to meet its cash requirements through at least 1998.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, general economic conditions, the Company's continued ability to develop and introduce products, the introduction of new products by competitors, pricing practices of competitors, expansion of its sales distribution capability, the cost and availability of components and the Company's ability to control costs.

The Company's success is dependent in part on its ability to integrate the operations of RSA in an efficient and effective manner. The successful combination of the Company and RSA in a rapidly changing high technology industry may be more difficult to accomplish than in other industries. The combination of the two companies will require, among other things, integration of the companies' respective product offerings and coordination of their sales and marketing and research and development efforts. There can be no assurance that such integration will be accomplished


                                       15
                                       --
smoothly or successfully. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations. The integration of certain operations will require the dedication of management resources which may temporarily distract attention from the day-to-day business of the combined company. The inability of management to successfully integrate the operations of the two companies could have a material adverse effect on the business and results of operations of the Company.

The Company's success is highly dependent on its ability to enhance its existing products and to develop and introduce new products in a timely manner. If the Company were to fail to introduce new products on a timely basis, the Company's operating results could be adversely affected. To date, substantially all of the Company's revenues have been attributable to sales of its computer and network security products and related services, all of which are currently used with the Company's SecurID token technology. As a result, any factor adversely affecting sales of these products and services could have a material adverse effect on the Company's financial condition and results of operations.

Certain components of the Company's products are currently purchased from sole or limited sources and any interruption in the supply of such components could adversely affect the Company's operating results.

The Company's quarterly operating results may vary significantly depending on a number of factors, including the timing of the introduction or enhancement of products by the Company or its competitors, the sizes, timing and shipment of individual orders, market acceptance of new products, changes in the Company's operating expenses, personnel changes, mix of products sold, changes in product pricing, development of the Company's direct and indirect distribution channels and general economic conditions.

International sales have represented a significant portion of the Company's sales. The international business and financial performance of the Company may be affected by fluctuations in foreign exchange rates, difficulties in managing accounts receivable, tariff regulations and difficulties in obtaining export licenses.


                                       16
                                       --

PART II. OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         At the 1996 Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on May 22, 1996, the following matters were acted upon by the stockholders of the Company:

         1. The election of Richard L. Earnest and Sanford M. Sherizen as Class II Directors for the ensuing three years;

         2. The approval of an amendment to the Company's 1994 Stock Option Plan (the "1994 Plan") increasing from 300,000 to 2,410,000 the number of shares of Common Stock authorized under the 1994 Plan ("Plan Amendment No. 1");

         3. Approval of an amendment to the 1994 Plan increasing to 300,000 the number of shares of Common Stock that may be issued in any calendar year to any employee of the Company thereunder ("Plan Amendment No. 2"); and

         4. Ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company for the current year.

         The number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting was 13,650,870. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, were Charles R. Stuckey, Jr., George M. Middlemas and Marino R. Polestra. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

                                            Votes          Votes           Votes                             Broker
                                             For          Withheld        Against        Abstentions       Non-Votes
                                            -----         --------        -------        -----------       ---------
1.     Election of Class II Directors:
       Richard L. Earnest                   9,362,338          91,410       N.A              N.A.             N.A.
       Sanford M. Sherizen                  9,362,338          91,410       N.A.             N.A.             N.A.

2.     Plan Amendment No. 1                 6,036,147       N.A.            2,585,641            54,691         777,269
3.     Plan Amendment No. 2                 9,096,301       N.A.              173,568           181,379           2,500
4.     Ratification of
         Independent Auditors               9,333,284       N.A.                5,629           106,699           8,136

                                       17
                                       --

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         (a) Exhibits - The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Quarterly Report on Form 10-Q.

b)       Reports on Form 8-K:

         On May 23, 1996, the Company filed a Current Report on Form 8-K, dated May 21, 1996, announcing under Item 6 (Resignations of Registrant's Directors) that Kenneth P. Weiss had announced his immediate resignation as a director and as Chairman of the Board and Chief Technical Officer of the Company, citing material disagreements with the operations, policy and practices of the Company and certain directors of the Company. On June 4 and June 13, 1996, the Company filed Amendments No. 1 and 2, respectively, to its Current Report on Form 8-K providing additional disclosure relating to the resignation of Mr. Weiss.

                                       18
                                       --

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SECURITY DYNAMICS TECHNOLOGIES, INC.



Dated: August 13, 1996              /s/ Arthur W. Coviello, Jr.
                                    -------------------------------------
                                    Arthur W. Coviello, Jr.
                                    Executive Vice President,
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)





                                       19
                                       --

                                  EXHIBIT INDEX

ITEM              DESCRIPTION

 3 Third Restated Certificate of Incorporation, as amended, of the Company.

11                Computation of Income (Loss) Per Common Share.

18                Letter regarding change in accounting principles.

27                Financial Data Schedule.


                                       20
                                       --