Form 10-Q
period 1996-09-30
SECURITY DYNAMICS TECHNOLOGIES INC /DE/
filed 1996-11-14
CIK 932064

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
/x/ Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1996

                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

           ----------------------------------------------------------

                     ONE ALEWIFE CENTER, CAMBRIDGE, MA 02140
                                (Former Address)

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

As of November 1, 1996, there were 34,331,866 shares of the Registrant's Common Stock, $.01 par value per share, outstanding (after giving effect to the Company's two-for-one split, in the form of a stock dividend, which will become effective on or about November 15, 1996 (the "Split")). All share and per share data set forth in this Quarterly Report on Form 10-Q have been retroactively adjusted to give effect to the Split.

                      SECURITY DYNAMICS TECHNOLOGIES, INC.
                                    FORM 10-Q
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                                TABLE OF CONTENTS


                                                                                        Page
                                                                                        ----
PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
            Condensed Consolidated Balance Sheets as of September 30, 1996
            and December 31, 1995                                                         3
            Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 1996 and September 30, 1995
                                                                                          4
            Condensed Consolidated Statements of Cash Flows for the nine
            months ended September 30, 1996 and September 30, 1995                        5
            Notes to Condensed Consolidated Financial Statements                          6
Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                         9
PART II.    OTHER INFORMATION
Item 4.     Submission of Matters to a Vote of Security-Holders                           19

Item 6.     Exhibits and Reports on Form 8-K                                              20
            Signatures                                                                    21

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
              SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   September 30, 1996  December 31, 1995
                                                                   ------------------  -----------------
ASSETS
 Current assets:
      Cash and equivalents                                             $   7,332           $  49,285
      Marketable securities                                               96,043              61,637
      Accounts receivable (less allowance for doubtful
          accounts of $488 in 1996 and $724 in 1995)                      12,272               7,425
      Inventory                                                            2,717               1,445
      Prepaid expenses and other                                           2,233               1,662
                                                                       ---------           ---------
               Total current assets                                      120,597             121,454

 Property and equipment - net                                              8,445               2,408
 Capitalized software and purchased technology                               226                 426
 Investments                                                               1,102                 872
 Deferred taxes                                                              478                 478
 Other                                                                     1,216                 300
                                                                       =========           =========
                     Total                                             $ 132,064           $ 125,938
                                                                       =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                 $   4,743           $   2,733
      Accrued payroll and related benefits                                 3,605               2,210
      Accrued expenses and other                                           2,422               2,703
      Income taxes payable                                                 1,378                 190
      Deferred revenue                                                     4,165               4,219
      Deferred taxes                                                       3,575               6,006
                                                                       ---------           ---------
               Total current liabilities                                  19,888              18,061
      Accrued rent                                                            58                  50
                                                                       ---------           ---------
                                                                          19,946              18,111
                                                                       ---------           ---------

Stockholders' equity:
       Common stock, $.01 par value; authorized 80,000,000
            shares; issued, 34,154,966 and 33,572,470 shares
            in 1996 and 1995; outstanding, 34,154,670 and
          33,572,174 shares in 1996 and 1995                                 342                 336
      Additional paid-in capital                                          95,995              94,457
      Retained earnings                                                    8,979               3,375
      Deferred stock compensation                                           (205)               (292)
      Treasury stock, common, at cost,
          296 shares in 1996 and 1995                                       --                  --
      Cumulative translation adjustment                                      (48)                 41
      Unrealized gain on marketable securities - net of taxes              7,055               9,910
                                                                       ---------           ---------
               Total stockholders' equity                                112,118             107,827
                                                                       ---------           ---------

    Total                                                              $ 132,064           $ 125,938
                                                                       =========           =========


See notes to condensed consolidated financial statements

              SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       Three Months Ended                    Nine Months Ended
                                                         September 30,                         September 30,
                                                  ---------------------------          --------------------------
                                                    1996               1995              1996              1995
                                                  --------           --------          --------          --------
Revenue                                           $ 20,363           $ 14,145          $ 52,645          $ 31,054

Cost of revenue                                      5,100              2,308            12,261             5,662
                                                  --------           --------          --------          --------

    Gross profit                                    15,263             11,837            40,384            25,392
                                                  --------           --------          --------          --------

Costs and expenses:
    Research and development                         2,752              1,882             7,113             4,166
    Marketing and selling                            5,331              3,218            14,913             9,236
    General and administrative                       2,662              2,243             8,280             6,220
    Merger expenses                                  6,100               --               6,100              --
                                                  --------           --------          --------          --------
         Total                                      16,845              7,343            36,406            19,622
                                                  --------           --------          --------          --------

(Loss) Income from operations                       (1,582)             4,494             3,978             5,770
Interest income                                      1,127                378             3,610             1,108
Gain on sale of marketable securities                4,546               --               4,546              --
                                                  --------           --------          --------          --------

Income before provision for income taxes             4,091              4,872            12,134             6,878

Provision for income taxes                           3,540                314             6,530             1,943
                                                  --------           --------          --------          --------

Net income                                        $    551           $  4,558          $  5,604          $  4,935
                                                  ========           ========          ========          ========

Net income per common and
common equivalent share                           $    .02           $    .14          $    .15          $    .15
                                                  ========           ========          ========          ========


Weighted average number of common and
common equivalent shares outstanding                36,592             32,386            36,478            32,034
                                                  ========           ========          ========          ========


See notes to condensed consolidated financial statements

              SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                       Nine Months Ended September 30,
                                                                                       ------------------------------
                                                                                         1996                 1995
                                                                                       ---------           ----------
Cash flows from operating activities:
    Net income                                                                          $  5,604           $  4,935
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Gain on sale of marketable securities                                          (4,546)                --
           Deferred taxes                                                                     (4)              (649)
           Amortization of purchased technology and capitalized software costs               200                865
           Depreciation                                                                    1,145                513
           Allowance for notes receivable                                                     --                200
           Income from partnership                                                            --                (87)
           Stock option compensation                                                         474                 83
           Increase (decrease) in cash from:
              Accounts receivable                                                         (4,907)            (1,414)
              Inventory                                                                   (1,272)              (228)
              Prepaid expenses and other                                                    (571)                52
              Accounts payable                                                             2,010                292
              Accrued  payroll and related benefits                                        1,395              1,072
              Accrued expenses and other                                                    (281)                 9
              Income taxes payable                                                         1,188                391
              Deferred revenue                                                               (54)               595
              Accrued rent                                                                     8                (16)
                                                                                        --------           --------
                     Net cash provided by operating activities                               389              6,613
                                                                                        --------           --------

Cash flows from investing activities:
    Purchase of marketable securities                                                    (89,957)           (32,312)
    Proceeds from sale and maturities of marketable securities                            54,815             12,319
    Expenditures for property and equipment                                               (7,182)            (1,281)
    Purchased technology and capitalized software costs                                       --               (832)
    Investments                                                                             (230)              (510)
    Notes receivable                                                                          --               (330)
    Other assets                                                                            (916)               (13)
                                                                                        --------           --------
                     Net cash used for investing activities                              (43,470)           (22,959)
                                                                                        --------           --------

Cash flows from financing activities:
    Proceeds from sale of common and preferred stock                                       1,157              4,828
    Principal payments on capital lease                                                       --                (28)
                                                                                        --------           --------
                     Net cash from financing activities                                    1,157              4,800
                                                                                        --------           --------

Effects of exchange rate changes on cash and equivalents                                     (29)                36
                                                                                        --------           --------

Net (decrease) in cash and equivalents                                                   (41,953)           (11,510)
 Cash and equivalents, beginning of period                                                49,285             18,341
                                                                                        --------           --------
 Cash and equivalents, end of period                                                    $  7,332           $  6,831
                                                                                        ========           ========


See notes to condensed consolidated financial statements

              SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (In thousands, except share and per share data)


1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of Security Dynamics Technologies, Inc. (the "Company") and its wholly owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

         In October 1996, the Board of Directors declared a two-for-one split of the Company's common stock to be effected in the form of a stock dividend. Shares are to be distributed on or about November 15, 1996 to stockholders of record on November 1, 1996. All share and per share data have been adjusted to reflect the two-for-one split of the Company's common stock.

         In July 1996, the Company completed a Merger (the "Merger") with RSA Data Security, Inc. ("RSA"). The Merger has been accounted for as a pooling of interests, and therefore the consolidated financial statements for all periods prior to the Merger have been restated to include the accounts and operations of RSA with those of the Company.

2.       Income Per Common Share

         Income per common share is computed using the weighted average number of common and common equivalent shares outstanding during each period presented.

         At a Special Meeting of Stockholders of the Company held on July 26, 1996 the stockholders of the Company approved an amendment to the Company's Third Restated Certificate of Incorporation increasing the authorized number of shares of Common Stock from 30,000,000 to 80,000,000 shares.

3.       Income Taxes

         The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

4.       Accounting for Stock Options

         In October 1995, the Financial Accounting Board issued SFAS 123, "Accounting for Stock-Based Compensation," which became effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the annual consolidated financial statements for 1996.

         On April 1, 1996 and April 24, 1996, options to purchase 200,000 shares and 38,900 shares were granted at exercise prices of $24.30 and $38.20, respectively, subject to stockholder approval of an amendment to the Company's 1994 Stock Option Plan (the "1994 Plan"), increasing the number of shares available for grant to 4,820,000 shares. On May 22, 1996, the stockholders approved the amendment to the 1994 Plan.

         For options granted prior to April 1, 1996, because approval of the stockholders was required and considered perfunctory, the Company measured compensation expense on the date of grant by the Board of Directors or the Compensation Committee of the Board of Directors. As a result of discussions with the staff of the Securities and Exchange Commission, the Company changed its accounting policy on options requiring stockholder approval to measure compensation expense on the approval date. This change resulted in an aggregate compensation expense of approximately $4,500 relating to the April 1, 1996 and April 24, 1996 option grants, which the Company will recognize over the remainder of the four-year vesting period of the options from May 22, 1996. The effect of this change was to reduce income from operations by $281 and $389, respectively, in the three months and nine months ended September 30, 1996. The Company does not plan to grant options in the future that are subject to approval by the stockholders.

5.       Merger

         In July 1996, the Company completed a Merger (the "Merger") with RSA Data Security, Inc. ("RSA"), a Redwood City, California vendor of encryption software. The Merger, which is being accounted for as a pooling of interests, was effected through the exchange and reservation of approximately 8 million shares of the Company's common stock for all the issued and outstanding shares of RSA and all the shares of RSA issuable upon the exercise of outstanding RSA options.

         In connection with the acquisition, the consolidated condensed statements of operations for the three months and nine months ended September 30, 1996 include a charge for Merger expenses of $6,100. Of this amount, approximately $5,400 represents direct Merger expenses, primarily professional fees, and approximately $700 represents various restructuring charges.

         No adjustments to conform accounting methods were required. Certain amounts have been reclassified with regard to the presentation of the financial information of the two companies. Revenue and net income for each of the previously separate companies for the periods prior to the Merger are as follows:

                                 (In thousands)

                                Six Months     Nine Months    Three Months
                                  Ended           Ended          Ended
                                 June 30,      September 30,   September 30,    Total
                                   1996            1995           1995           1995
                                ---------      -------------  --------------   --------
         REVENUE
         Security Dynamics       $ 26,240        $ 22,183       $  8,766       $ 33,804
         RSA                        6,044           7,871          5,379         11,600
                                 --------        --------       --------       --------
                  Total          $ 32,284        $ 31,054       $ 14,145       $ 45,404
                                 --------        --------       --------       --------

         NET INCOME
         Security Dynamics       $  5,436        $  3,853       $  1,251       $  5,812
         RSA                         (384)          1,082          3,307            950
                                 --------        --------       --------       --------
                                 $  5,052        $  4,935       $  4,558       $  6,762
                                 --------        --------       --------       --------

 6.      Contingencies

         At September 30, 1996, the Company was involved in a number of litigous proceedings. Management of the Company intends to defend the litigation vigorously. The outcome of any litigation, including the matters involving the Company, is uncertain. An unfavourable outcome could materially adversely affect the financial position, results of operations and/or cash flows of the Company. See Part II, Other Information, Item 1, Legal Proceedings.

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

The RSA Merger was completed on July 26, 1996, and has been accounted for as a pooling of interests. Therefore, the results of operations for all periods discussed below have been restated to include the financial results of RSA. See Note 5 of Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items, for the three months and nine months ended September 30, 1996 and 1995. These amounts include restated charges for the pooling of interests.

                                       Percentage of Total    Period-to-Period    Percentage of Total   Period-to-Period
                                              Revenue              Change               Revenue             Change
                                       Three Months Ended September 30,           Nine Months Ended September 30,
                                        1996          1995                         1996        1995
                                      -------       -------                      -------      -------

Revenue                                 100.0%        100.0%        44.0%          100.0%       100.0%        69.5%
Cost of  revenue                         25.0          16.3        120.9            23.3         18.2        116.5
                                      -------       -------                      -------      -------      -------
Gross margin                             75.0          83.7         28.9            76.7         81.8         59.1
                                      -------       -------                      -------      -------      -------

Costs and expenses:
    Research and development             13.5          13.3         46.3            13.5         13.4         70.8
    Marketing and selling                26.2          22.7         65.7            28.3         29.8         61.5
    General and administrative           13.0          15.9         18.7            15.7         20.0         33.1
      Merger expenses                    30.0            --          n\a            11.6           --          n\a
                                      -------       -------                      -------      -------      -------
         Total                           82.7          51.9        129.4            69.1         63.2         85.5
                                      -------       -------                      -------      -------      -------

(Loss) \ income from operations          (7.7)         31.8       (135.2)            7.6         18.6        (31.0)

Interest income                           5.5           2.7        197.8             6.8          3.6        225.7
Gain on sale of securities               22.3            --          n\a             8.6           --          n\a
                                      -------       -------                      -------      -------      -------

Income before provision for
    income taxes                         20.1          34.5        (16.0)           23.0         22.2         10.3
Provision for income taxes               17.4           2.2      1,028.0            12.4          6.3        160.1
                                      -------       -------                      -------      -------      -------
Net income                                2.7%         32.2%       (87.9)%          10.6%        15.9%        13.5%
                                      =======       =======                      =======      =======

REVENUE

The Company's revenue is derived principally from the sales of SecurID tokens, software license fees from the Company's ACE/Server and ACM software products and licensing of RSA's BSafe/Tipem toolkits, licensing of patent technology and sales of ACM hardware products and charges for maintenance and professional services.

Total revenue increased 44% in the third quarter of 1996 to $20,363 from $14,145 in the third quarter of 1995. This increase in revenue reflected increases in unit sales of all of the Company's products to existing and new customers. Approximately 67% of the increase in revenue was attributable to the increase in unit sales of SecurID tokens. Approximately 22% of the increase in revenue was attributable to increases in the sale of the Company's ACE/Server and ACM software products. Patent license revenues decreased by approximately 5% in the third quarter of 1996 from the third quarter of 1995. The balance of the increase in revenues resulted from increases in unit sales of hardware and higher maintenance revenues. The Company believes that the increase in unit sales was attributable in part to continued levels of growth and refinement in the information security market, with the Internet and corporate intranets continuing to play crucial roles in developing new opportunities for the Company's business.

International revenue (excluding Canada and Latin America) increased 149% in the third quarter of 1996 to $3,676 from $1,474 in the third quarter of 1995 and accounted for 18% and 10% of total revenue in the third quarters of 1996 and 1995, respectively. This increase in international revenue was primarily attributable to the continuing expansion of the Company's international direct sales force and increased market penetration of the Company's products in foreign markets.

Total revenue increased 70% in the first nine months of 1996 to $52,645 from $31,054 in the first nine months of 1995. This increase in revenue reflected increases in unit sales of all of the Company's products. Approximately 43% and 2% of the increase in revenue was attributable to the increase in unit sales and the average prices of SecurID tokens, respectively. Approximately 26% of the increase in revenue was attributable to the increase in sales of the ACE/Server and ACM software products. Approximatently 11% of the increase in revenue was attributable to the increase in patent license revenues.The remainder of the increase in revenues was attributable to an increase in hardware unit sales and to higher maintenance and professional services revenues.

International revenue (excluding Canada and Latin America) increased 161% in the first nine months of 1996 to $9,414 from $3,609 in the first nine months of 1995 and accounted for 18% and 12% of total revenue in the first nine months of 1996 and 1995, respectively. This increase in international revenue was primarily attributable to the expansion of the Company's international direct sales force and increased market penetration in foreign markets.


COST OF REVENUE AND GROSS PROFIT

The Company's cost of revenue consists primarily of costs associated with the manufacture and delivery of the Company's SecurID tokens and hardware products from the Company's assembly contractors. Royalty costs, comprising royalty fees incurred on the sale of Ace/Server software and royalty fees payable on the licensing of patent technology; customer support costs and production costs, which include labor costs associated with the programming of SecurID tokens, inspection and quality control functions; and shipping costs, are also included in cost of revenue.

The Company's gross profit increased 29% in the third quarter of 1996 to $15,263, or 75.0% of revenue, from $11,837, or 83.7% of revenue, in the third quarter of 1995. Approximately 94% of the increase in gross profit was attributable to an increase in the unit sales and gross profit from the sale of SecurID tokens. In addition, gross profit increased in part due to an increase in the sales of the Company's ACE/Server software and software product upgrades and was offset in part by a decrease in gross profit from the licensing of patent technology due to higher royalty costs. Gross profit as a percentage of revenue declined due to the continuing development of the customer support infrastructure and royalty expenses related to the Company's ACE/Server software and product mix.

The Company's gross profit increased 59% in the first nine months of 1996 to $40,384, or 76.7% of revenue, from $25,392, or 81.8% of revenue, in the first nine months of 1995. Approximately 53% of the increase in gross profit was attributable to an increase in the unit sales and gross profit from the sale of SecurID tokens. Approximately 30% of the increase in gross profit was attributable to an increase in the unit sales and gross profit from the sale of the Company's ACE/Server software. Software revenue as a percentage of total revenue in the first nine months of 1996 increased to 21% of revenue from 18% of revenue in the first nine months of 1995. Approximately 7% of the increase in gross profit was attributable to an increase in the revenues from the licensing of patent technology and toolkit royalties. Gross profit as a percentage of revenue declined due to higher patent license royalties, continuing development of the customer support infrastructure, royalty expenses related to the Company's ACE/Server software and product mix.

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

Research and development expenses increased 46% in the third quarter of 1996 to $2,752 from $1,882 in the third quarter of 1995, and increased as a percentage of revenue to 13.5% from 13.3%. Approximately 80% of the increase in research and development expenses in the third quarter of 1996 resulted from employment of additional staff. The remainder of the increase in research and development expenses was attributable to increases in consulting expenses to develop enhancements to the Company's product lines, primarily the Company's ACE/Server software and toolkit products and due to a general increase in investment in new computer equipment resulting in higher depreciation charges and maintenance fees. These increases in expenses were offset in part the absence of purchased technology in 1996.

Research and development expenses increased 71% in the first nine months of 1996 to $7,113 from $4,166 in the first nine months of 1995, and increased as a percentage of revenue to 13.5% from 13.4%. Approximately 51% of the increase in research and development expenses in the first nine months of 1996 resulted from employment of additional staff and approximately 25% of the increase was attributable to increases in consulting expenses and subcontract labor to develop enhancements to the Company's product lines, primarily the Company's ACE/Server software and toolkit products. Research and development expenses also increased due to continuing investment in new computer equipment resulting in higher depreciation charges and maintenance fees. These increases in expenses were offset by lower charges for purchased technology.

In the third quarter of 1995, the Company recorded a non-recurring expense of $648 for purchased research and development associated with the acquisition of SecurADM technology.

MARKETING AND SELLING

Marketing and selling expenses consist principally of salaries, commissions and travel expenses of direct sales and marketing personnel and costs associated with marketing programs.

Marketing and selling expenses increased 66% in the third quarter of 1996 to $5,331 from $3,218 in the third quarter of 1995, and increased as a percentage of revenue to 26.2% from 22.7%. Approximately 51% of the increase in marketing and selling expenses was attributable to the employment of additional staff. Approximately 19% of the increase in marketing and selling expenses was attributable to an increase in sales commissions on products sold by the Company's sales force as a result of an increase in revenue. Approximately 8% of the increase in marketing and selling expenses resulted from an increase in travel expenses. General occupancy costs and recruitment expenses primarily account for the balance of the increase in the marketing and selling expenses.

Marketing and selling expenses increased 62% in the first nine months of 1996 to $14,913 from $9,236 in the first nine months of 1995, but decreased as a percentage of revenue to 28.4% from 29.7%. Approximately 43% of the increase in marketing and selling expenses was attributable to the employment of additional staff. Approximately 19% of the increase in marketing and selling expenses was attributable to the increase in sales commissions on products sold by the Company's sales force and as a result of increase in revenue. Approximately 13% of the increase in marketing and selling expenses resulted from an increase in travel expenses relating to the Company's general marketing programs. General occupancy costs and recruitment expenses primarily account for the balance of the increase in the marketing and selling expenses.

International sales expenses increased in the third quarter and nine months ended September 30, 1996 due to the continuing expansion of the Company's United Kingdom, German, French and Pacific/Asian sales operations and the opening of a sales office in Norway in January, 1996.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of personnel costs for administration, finance, human resources and general management as well as legal and auditing expenses.

General and administrative expenses increased 19% in the third quarter of 1996 to $2,662, or 13.1% of revenue, from $2,243, or 15.9% of revenue, in the third quarter of 1995. Approximately 31% of the increase in general and administrative expenses was due to an increase in the Company's use of subcontract labor needed to support increased levels of operation. Approximately 30% of the increase was attributable to increased recruitment costs. Increases in general occupancy costs accounted for substantially all of the remaining increase in general and administrative expenses.

General and administrative expenses increased 33% in the first nine months of 1996 to $8,280, or 15.7% of revenue, from $6,220, or 20.0% of revenue, in the first nine months of 1995. Approximately 40% of the increase in general and administrative expenses was due to the growth in the Company's staff needed to support increased levels of operation. Approximately 15% of the increase was attributable to charges related to the Company's relocation of its Corporate headquarters. Subcontract labor, travel and employment recruitment accounted for approximately 11%, 11% and 10%, respectively, of the increase in general and administrative expenses while increases in general occupancy costs accounted for substantially all of the remaining increase in general and administrative expenses.

MERGER EXPENSES

During the third quarter of 1996 the Company incurred a charge of $6,100 for Merger expenses in connection with the acquisition of RSA, which was completed during the quarter. See Note 5 of Notes to Condensed Consolidated Financial Statements.


INTEREST INCOME

Interest income consists of interest earned on the Company's cash balances and marketable securities.

Interest income increased 198% in the third quarter of 1996 to $1,127 from $378 in the third quarter of 1995. Interest income increased 226% in the first nine months of 1996 to $3,610 from $1,108 in the first nine months of 1995. These increases were due to higher average daily balances of invested cash resulting from the Company's follow-on public offering in November 1995.

GAIN ON SALE OF MARKETABLE SECURITIES

During the third quarter of 1996 the Company realized a gain of $4,546 upon the sale of some of its marketable securities.

PROVISION FOR INCOME TAXES

The provision for income taxes increased to $3,540 during the third quarter of 1996 from $314 in the third quarter of 1995, and the provision for income taxes increased to $6,530 in the first nine months of 1996 from $1,943 in the first nine months of 1995. These increases were primarily the result of higher income and higher effective tax rates during the third quarter and nine months ended September 30, 1996.

The Company's estimated effective tax rate increased to 86.5% and 53.8% in the third quarter and first nine months of 1996 respectively, from 6.4% and 28.2% in the third quarter and first nine months of 1995 respectively. The increases in the effective tax rates were caused principally by the non-deductability of expenses associated with the acquisition of RSA in the three months and nine months ended September 30, 1996 and a change in valuation allowances in the three months ended September 30, 1995.

Excluding merger expenses, the effective tax rate during the period ended September 30, 1996 was 36.5%

Cash payments for income taxes amounted to approximately $5,044 and $5,003 in the nine months ended September 30, 1996 and 1995, respectively.

NET INCOME

As a result of the above factors, net income in the third quarter of 1996 decreased to $551, or 2.7% of revenue, from $4,558, or 32.2% of revenue, in the third quarter of 1995. Net income in the first nine months of 1996 increased to $5,604, or 10.6% of revenue, from $4,935, or 15.9% of revenue, in the first nine months of 1995.

ACCOUNTING FOR CERTAIN STOCK OPTIONS

See Note 4 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

In December 1994, the Company sold 6,000,000 shares of Common Stock in its initial public offering which generated $21,600 of net cash proceeds to the Company. In January 1995, the Company sold 1,020,000 shares of Common Stock under the terms of an over-allotment option granted to the underwriters as part of the initial public offering, generating an additional $3,800 in net cash proceeds. In November 1995, the Company sold an additional 3,120,000 shares of Common Stock in its follow-on offering, which generated $55,900 of net cash proceeds to the Company.

At September 30, 1996, the Company had cash and marketable securities of $103,375 and working capital of $100,709. Since 1990, the Company has funded its operations primarily from cash generated from its operating activities. During 1995 and 1996, the Company used the cash provided by operations principally for working capital needs and property and equipment additions necessary to support the Company's growth.

The Company's capital expenditures for the third quarter and first nine months of 1996 were $4,552 and $7,182, respectively. Capital expenditures for the third quarter and first nine months of 1996 related primarily to additional leasehold improvements, office furniture and equipment, as well as computer equipment for product development, testing and support to accommodate the Company's continued growth as a result of the Company's move to its new corporate headquarters.

On July 26, 1996, the Company acquired RSA, a Redwood City, California vendor of encryption software. Merger costs in connection with the acquisition were approximately $6,100. See Note 5 of Notes to Condensed Consolidated Financial Statements.

In March 1996, the Company entered into a noncancelable operating lease expiring in 2006 for it's new corporate executive offices in Bedford, Massachusetts. The Company commenced its tenancy in August 1996. The new facility consists of approximately 75,000 square feet of office space, and the annual base rent for the first year is $956, increasing annually up to $1,180 from years five through ten.

In December 1994, the Company entered into an agreement with Progress Software for the right to use certain of its software to enhance the functionality of the Company's ACE/Server software. The Company began incurring royalties under the Progress Software agreement in the fourth quarter of 1995 and, in order to obtain favorable pricing, pre-paid $1,500 during the first quarter of 1996. The Company is currently renegotiating the contract. It is currently anticipated that a revised contract will be entered into during the fourth quarter of 1996.

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

The Company's success is dependent in part on its ability to complete its integration of the operations of RSA in an efficient and effective manner. The successful combination of the Company and RSA in a rapidly changing high technology industry may be more difficult to accomplish than in other industries. The combination of the two companies will require, among other things, integration of the companies' respective product offerings and coordination of their sales and marketing and research and development efforts. There can be no assurance that such integration will be accomplished smoothly or successfully. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations. The integration of certain operations will require the dedication of management resources which may temporarily distract attention from the day-to-day business of the combined company. The inability of management to successfully integrate the operations of the two companies could have a material adverse effect on the business and results of operations of the Company.

The Company's success is highly dependent on its ability to enhance its existing products and to develop and introduce new products in a timely manner. If the Company were to fail to introduce new products on a timely basis, the Company's operating results could be adversely affected. To date, substantially all of the Company's revenues have been attributable to sales of its computer and network security products and related services, all of which are currently used with the Company's SecurID token technology and the licensing of toolkits and patent technology. As a result, any factor adversely affecting sales of these products and services could have a material adverse effect on the Company's financial condition and results of operations.

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

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         The ActivCard Settlement. In December 1995, the Company, together with co-plaintiff Vasco Data Security, Inc. ("Vasco"), filed suit in the U.S. District Court for the Northern District of California against ActivCard, Inc. and ActivCard S.A. (together, "ActivCard") alleging infringement of certain patents of the Company and Vasco that collectively cover a range of technology used to secure data access. The suit sought monetary damages and an injunction against further infringement. In February 1996, in response to the Company's repeated infringement allegations and prior to the serving of the Company's complaint on ActivCard, ActivCard filed a complaint against the Company in the same court seeking a declaratory judgement of non-infringement, invalidity and unenforceability of the Company's patents asserted in the suit brought with Vasco.

         In October 1996, Vasco, the Company and ActivCard entered into a settlement agreement with respect to this litigation. Pursuant to the terms of the settlement agreement, the Company and Vasco agreed to dismiss with prejudice their claims against ActivCard and ActivCard similarly agreed to dismiss with prejudice its claims against the Company and Vasco. In connection with this settlement, ActivCard agreed to license certain patents from the Company and Vasco.

         The Arbitration. In April 1994, Cylink Corp. and its subsidiary Caro-Kann Corporation (together, "Cylink") served a demand for arbitration on RSA alleging that it had or was entitled to an unrestricted license to a patent licensed exclusively by the Massachusetts Institute of Technology ("MIT") to RSA (the "RSA/MIT Patent"). In response, in May 1994 RSA filed a counter demand in the arbitration and filed a lawsuit in Santa Clara Superior Court contesting certain aspects of the demand. Cylink filed a petition to compel arbitration in response and the state court granted such a petition.

         The MIT Action. In June 1994, Cylink filed an action in the U.S. District Court for the Northern District of California seeking declaratory relief that the RSA/MIT Patent is invalid and/or unenforceable. RSA counterclaimed for infringement of the RSA/MIT Patent, Lanham Act violations and various business torts.

         The Schlafly Action. In July 1994, RSA was named co-defendant with Public Key Partners ("PKP") in an action filed by an individual, Roger Schlafly, in the U.S. District Court for the Northern District of California. In this action Mr Schlafly contests the validity of the RSA/MIT Patent and other patents sublicensed by MIT to RSA (the "Stanford Patents"); alleges causes of action for non-infringement, interference with contractual business relationships, unfair business practices, antitrust, libel and fraud; and seeks injunctive relief and damages in excess of $2 million. To date the actions for libel, fraud and interference with contractual business relationships have been resolved in RSA's favor, either through actions for dismissal or through summary judgment. Cylink intervened in this action in late 1995.

         The Stanford Action. Following a September 6, 1995 order in the Arbitration, Cylink claimed that (i) RSA did not have sufficient rights to grant RSA's customers the right to make copies of software incorporating the Stanford Patented Technology and (ii) the Arbitration order required that RSA's OEM customers obtain an additional license from Cylink. On September 15, 1995, RSA filed an action in the U.S. District Court for the Northern District of California seeking an adjudication that RSA's OEM customers do not require any additional license. RSA requested that the court determine that: (a) RSA's license under the Stanford Patents allows customers to make copies incorporating the Stanford Patented Technology; (b) one or more of the Stanford Patents are invalid; and / or (c) RSA's software does not infringe the Stanford Patents.

         Cylink has counterclaimed alleging causes of action against RSA for contributory infringement and inducing infringement of the Stanford Patents, as well as various business torts. On May 17, 1996, the Court issued an order allowing Cylink to file a first supplemental counterclaim containing the additional allegation that RSA's Stanford Patent License has been canceled. The trial in this action is scheduled to begin on February 3, 1997.

         The Schnorr Action. RSA has entered into an agreement whereby it is the exclusive agent for licensing a cryptographic patent held by Dr. Claus P. Schnorr. In November 1995, Cylink field an action in the U.S. District Court for the District of Columbia seeking a declaratory judgement of patent non-infringement to the effect that Cylink's product practicing the federal Digital Signature Standard does not infringe the Schnorr patent. By agreement with Dr. Schnorr RSA is defending this action.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         At a Special Meeting of Stockholders of the Company (the "Special Meeting") held on July 26, 1996, the following matters were acted upon by the stockholders of the Company:

         1. The approval of the issuance of up to 8,000,000 shares of the Company's Common Stock in order to effect the proposed acquisition of RSA; and

         2. The approval of an amendment to the Company's Third Restated Certificate of Incorporation increasing the authorized number of shares of Common Stock from 30,000,000 to 80,000,000 shares.


         The number of shares of Common Stock outstanding and entitled to vote at the Special Meeting was 27,313,520, and 23,145,318 shares were represented in person or by proxy. The results of the voting on each of the matters presented to stockholders at the Special Meeting are set forth below:

                                                Votes            Votes                             Broker
                                                 For            Against           Abstentions     Non-Votes
                                                 ---            -------           -----------     ---------
1.     Share Issuance in connection
       with RSA Acquisition                   20,771,822           5,766             2,962        2,364,768

2.     Amendment to Third Restated
       Certificate of Incorporation           21,195,176       1,945,480             4,662                0

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         (a) Exhibits - The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Quarterly Report on Form 10-Q.

b)       Reports on Form 8-K:

         On July 30 and August 6, 1996, the Company filed a Current Report on Form 8-K, dated July 26, 1996 (the "Effective Date"), and an Amendment No. 1 on Form 8-K/A, respectively, announcing under Item 2 (Acquisition or Disposition of Assets) that the Company completed its acquisition of RSA pursuant to an Agreement and Plan of Merger, dated as of April 14, 1996 (the "Merger Agreement"), among the Company, RSA and Card-Key Inc., a wholly-owned subsidiary of the Company (the "Merger Subsidiary").

         Pursuant to the Merger Agreement, the Merger Subsidiary was merged with and into RSA on the Effective Date, whereupon RSA became a wholly-owned subsidiary of the Company. The amendment to Current Report on Form 8-K incorporated by reference the Consolidated Financial Statements of RSA and Pro Forma Financial Information of SDI and RSA contained in the Company's Registration Statement on Form S-4 (File No. 333-7265).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SECURITY DYNAMICS TECHNOLOGIES, INC.


Dated: November 13, 1996            /s/ Arthur W. Coviello, Jr.
                                    -------------------------------------------
                                    Arthur W. Coviello, Jr.
                                    Executive Vice President,
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

ITEM           DESCRIPTION

11             Computation of Income (Loss) Per Common Share.

18             Letter regarding change in accounting principle.

27             Financial Data Schedule.




                                       22
                                       --