Form 10-K
period 1996-12-31
SECURITY DYNAMICS TECHNOLOGIES INC /DE/
filed 1997-03-31
CIK 932064

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For  the fiscal year ended December 31, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-25120

                      SECURITY DYNAMICS TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                            04-2916506
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

         20 Crosby Drive
     Bedford, Massachusetts                                        01730
     (Address of principal                                      (Zip Code)
       executive offices)

       Registrant's telephone number, including area code: (617) 687-7000
       ------------------------------------------------------------------


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $655,000,000 based on the last reported sale price of the registrant's Common Stock on the Nasdaq National Market as of the close of business on March 20, 1997. There were 34,955,965 shares of Common Stock outstanding as of March 20, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                          Part of Form 10-K
           Document                                    into which incorporated
           --------                                    -----------------------

 Portions of the Registrant's
 1996 Annual Report to Stockholders                   Items 6, 7 & 8 of Part II

 Portions of the Registrant's Proxy                     Items 10, 11, 12 & 13
 Statement for the 1997 Annual Meeting                       of Part III
 of Stockholders

                                     PART I

ITEM 1.  BUSINESS

SDI

     Security Dynamics Technologies, Inc. ("SDI") designs, develops, markets and supports a family of security products used to protect and manage access to computer-based information resources. SDI's family of products employs a patent-protected combination of super smart card technology and software or hardware access control products to authenticate the identity of users accessing networked or stand-alone computing resources. SDI's SecurID Cards and other "tokens" and its access control products, including its ACE/Server software and Access Control Module software and hardware products, are designed to interface with a wide variety of operating systems and hardware platforms on client/server, mainframe and mid-range systems to enable enterprise-wide security coverage. SDI's customers include Fortune 500 companies and financial institutions as well as academic institutions, research laboratories, hospitals and federal, state and foreign government organizations. SDI and its subsidiaries are collectively referred to herein as the "Company."

     In recent years, the task of managing access to computer-based information resources has become increasingly difficult due to a variety of factors, including: (i) the evolution of enterprise computing from centralized host-based systems to distributed environments; (ii) the proliferation of desktop and portable computers; (iii) the linking of local area networks and wide area networks to mainframes and mid-range systems through internetworking solutions; and (iv) the rapid increase in remote computing applications and use of the Internet. As a result of these trends and technologies, the number of users with direct access to information resources, as well as the number of potential access points to these resources, has increased dramatically. Sensitive data accessible from multiple locations include financial results, medical records, personnel files, research and development projects, marketing plans and other business information. Unauthorized access to information resources has become a growing and costly problem for businesses and other enterprises and unauthorized access prevention continues to be identified by information system professionals as a priority in their system designs.

     SDI's products combine a user's personal identification number or "PIN" and a code automatically generated by a SecurID token to authenticate the identity of the user. Each SecurID token contains SDI's proprietary algorithm, which generates a sequence of pseudo-random token codes displayed on the SecurID token at set intervals, typically every 60 seconds. When attempting to log-in, the user is prompted by the Company's ACE/Server software or ACM software or hardware access control product to enter both the PIN and the current token code. If the PIN and the code generated by the access control product match those input by the user, access is granted.

     SDI's products are sold or licensed primarily through its direct sales force, which is supported by a number of strategic marketing relationships. During 1996, SDI also implemented its SecurVAR ( Value Added Reseller ) program, through which SDI is able to deliver its security solutions through value added resellers. As of December 31, 1996, the Company had sold or licensed over 6,500 software and hardware access control products and over 1,500,000 SecurID tokens to over 1,600 customers worldwide. A significant portion of the Company's revenue has historically been attributable to follow-on sales to existing customers, either to support additional users or platforms or to replace SecurID tokens at the expiration of their programmed lives.

RSA

     Through SDI's wholly owned subsidiary, RSA Data Security, Inc. ("RSA"), the Company also develops, markets and supports cryptographic and electronic data security products and provides cryptographic consulting services. RSA's developer toolkits and other products are used to implement cryptographic electronic data security applications such as encryption and digital signatures for products and services targeted at secure electronic commerce, secure electronic mail, communications privacy, client/server data security, smart cards and other key information technologies.

     RSA licenses its toolkit products to original equipment manufacturers ("OEMs") such as Netscape Communications Corporation ("Netscape"), Microsoft Corporation ("Microsoft"), International Business Machines Corporation ("IBM") and Oracle Corporation ("Oracle"). OEMs incorporate RSA's encryption technology into their products. RSA's encryption technology is embedded in current versions of Microsoft Windows, Netscape Navigator, Quicken by Intuit, Inc. ("Intuit"), Lotus Development Corporation ("Lotus") Notes and numerous other products. RSA technologies are part of existing and proposed standards for the Internet and World Wide Web, ITU, ISO, ANSI and IEEE as well as various business, financial and electronic commerce networks.

     In recent years, a number of trends have created an attractive environment for RSA's proprietary technologies. The proliferation of remote computing, enterprise networks, internetworking and, in particular, the Internet have generated a substantial demand for cryptographic and electronic data security.

     Security Dynamics, SecurID and ACE/Server are registered trademarks, and the Security Dynamics logo, PASSCODE, Enterprise Security Services, SoftID, WebID and PINPAD are trademarks of Security Dynamics Technologies, Inc. SecurPC, BSAFE, TIPEM, BCERT, S/PAY and S/MAIL are trademarks of RSA Data Security, Inc. All other trademarks or trade names referenced in this Annual Report on Form 10-K are the property of their respective owners.

Industry Background

SDI and RSA

     Enterprise computing has been evolving over the last three decades from host-based systems towards distributed network computing. During the 1980's, the ease-of-use and low cost of personal computers and the development of personal productivity software had led to rapid growth in the number of personal computer users throughout organizations. These organizations increasingly began to interconnect their personal computers into local area networks ("LANs") in order to share files within work groups. Many enterprise applications continued to operate on separate mainframe or minicomputers. Since the late 1980's, specialized internetworking products have made it easier for organizations to connect their disparate LANs both locally in a single facility and, through wide area networks ("WANs"), in geographically dispersed locations. Organizations are also increasingly integrating their LANs with their minicomputers and mainframes, thus enabling users to communicate, exchange information and share computing resources within and between organizations. Many of these organizations are seeking to develop client/server implementations of their enterprise applications to more fully exploit their distributed networks, many of which are increasingly accessed by disparate users via remote, LAN and Internet connections. These new enterprise-wide networks require a comprehensive set of network products that can integrate a large number of users and heterogeneous computing resources into a consistent, manageable and secure computing environment.

     As a result of the increase in the number of users having direct access to enterprise networks and corporate data, unauthorized access to information resources has become a growing and costly problem for businesses. Sensitive data that require protection from unauthorized use include financial results, medical records, personnel files, research and development projects, marketing plans and other business information. Unauthorized access to these data may go undetected by the computer user or system administrator, especially if the information is not altered by the unauthorized party. Companies are vulnerable not only to unauthorized access to information resources by suppliers, customers and other third parties, but also to abuse by employees within their own organizations.

     Computer and network security has historically been the focus of businesses engaged in security-conscious industries such as banking, telecommunications, aerospace and defense. However, with the increased use of enterprise-wide computing and remote access, network security is of increasing concern to businesses and other organizations in most industries that use computer or network-based information resources.

Hierarchy of Computer and Network Security

     Products for the protection of information resources on a computer system or network can be grouped into the following four classes: (i) user identification and authentication, (ii) privilege definition, (iii) encryption, and (iv) audit. The effectiveness of each succeeding class of security products is either dependent on or enhanced by the availability and effectiveness of one or more of the preceding classes. For example, without proper authentication of the identity of a user, it is difficult to assure that the privileges granted after accessing a system or network are being granted to the proper authorized user. The Company's current products are targeted at the fundamental need to authenticate the identity of system and network users and to provide cryptographic and electronic data security.

Identification and Authentication

     Reliable authentication of the identity of users is necessary to prevent unauthorized access to computer and network resources. There are three generally accepted methods of user identification: (i) something secret the user knows, such as a word, phrase, personal identification number ("PIN"), code or fact,
(ii) something physical the user possesses, such as a key, smart card, badge or other form of discrete "token," which is resistant to counterfeiting, and (iii) something unique to the user, such as a fingerprint, signature, retinal pattern, voice print or other measurable personal characteristic or "biometric." The Company believes that the use of a two-factor authentication system, combining two of the three generally accepted methods of user identification, is required for reliable computer and network security.

Enterprise Security

     The Company believes that there is an emerging market for enterprise-wide security solutions and, increasingly, for inter-enterprise security solutions (e.g., between the enterprise and its vendors and customers).

     These solutions must address the need for:

     -    Ease of use;

     -    Interoperability within heterogeneous enterprise environments;

     -    Scaleability;

     -    Ease of administration;

     -    Integration with existing customer applications; and

     -    System reliability and availability.

     To date, most approaches to network security have been limited in scope and have failed to address one or more of these requirements. SDI believes that, in order to compete effectively in this market, vendors of computer and network security products must develop a comprehensive set of network security services that can accommodate a large number of users and integrate heterogeneous computing resources into a consistent, manageable, reliable and secure computing environment.

     In recent years, a number of trends have created an attractive environment for RSA's proprietary technologies. As described above, the proliferation of remote computing, enterprise networks, internetworking and, in particular, the Internet have generated significant demand for cryptographic and electronic data security.

SDI Solution

     SDI designs, develops, markets and supports a family of security products used to protect and manage access to computer-based information resources. SDI's family of products employs a patent-protected combination of super smart card technology and software or hardware access control products to authenticate the identity of users accessing networked or stand-alone computing resources. RSA, a recognized leader in cryptography, supplies its technology and toolkits for public key encryption to a growing list of major systems and software providers. RSA's encryption technology is embedded in Microsoft Windows, Novell Netware, Netscape Navigator, Intuit's Quicken, Lotus Notes and hundreds of other products. The combined companies are positioned to supply solutions for corporate enterprise-wide networks, intranets, and the Internet along with its future promise of electronic commerce.

    SDI's products combine two methods of user identification -- something secret the user knows (a PIN) and something the user possesses (the SecurID token). To gain access to a protected resource, a user enters his or her PIN and the token code automatically computed and displayed on the liquid crystal display ("LCD") of the user's SecurID token. The PIN and the token code together form the user's "PASSCODE." With a valid PASSCODE, the authorized user is identified and authenticated by the access control product and granted access to appropriate information resources. If the PASSCODE generated by the system and the PASSCODE entered by the user match, system access is authorized. If not, system entry is blocked. In either case, a record is logged and an audit trail is maintained by the system.

     Each SecurID token contains SDI's proprietary algorithm and is programmed with a secret, randomly generated seed number which is unique to the token. The algorithm uses the seed number and Greenwich Mean Time to produce a sequence of token codes at set intervals (typically every 60 seconds). SDI's access control products, available in both software and hardware versions, use the same algorithm, seed number and Greenwich Mean Time to generate a token code corresponding to the token code generated by the user's SecurID token.

     SDI's patented time synchronization software residing within the access control product assures that the codes generated by the system stay synchronized with the codes generated by the user's SecurID token. SDI's proprietary programs are designed to intercept attempted system abuse and automatically take action if the system suspects that a token is lost or stolen or a PIN is compromised.

     During the fourth quarter of 1995, SDI began shipping a second generation of its ACE/Server software ("ACE/Server v2.0") to meet the evolving enterprise security needs of its customers. ACE/Server v2.0 incorporates Progress Software Corporation's commercial relational database and is designed to provide a higher degree of scaleability, facilitate interoperability of ACE/Server v2.0 with enterprise environments and existing customer applications through the use of a standard SQL interface and provide greater system reliability and availability. ACE/Server v2.0 also incorporates an easy-to-use graphical user interface ("GUI") and flexible administration tools to simplify network security management.

     SDI believes that the architecture of ACE/Server v2.0 provides the foundation for future enhancements to SDI's enterprise-wide security solution. Areas for future development currently being pursued by SDI include: (i) server to server authentication (cross realm or domain authentication) to support mobile users by allowing access to protected resources over multiple ACE/Servers; (ii) enhanced redundancy for each ACE/Server for increased availability in large installations; (iii) use of standard SQL interfaces to allow customer and third-party integrators to customize their applications and integrate ACE/Server software with network management software such as HP OpenView, Sun NetManager and CA UniCenter and to facilitate the support of industry standard development tools such as PowerBuilder from Sybase and PeopleTools from PeopleSoft; (iv) directory services to simplify the administration of customer network resources; and (v) tools for building customized GUIs for administrative applications. ACE/Server v2.0 is also designed to provide an enterprise-enabled platform from which the Company can address other classes of the network security hierarchy to deliver integrated solutions for protecting information resources.

     During the fourth quarter of 1996, the Company began shipping ACE/Server for Windows NT, a key release of the flagship ACE/Server product. This product is designed to provide network managers with scaleable performance to support the authentication needs of NT enterprise users. It is also designed to provide an easy-to-use Windows NT-based interface and a seamless integration of security management with NT-based corporate information systems.

     During the fourth quarter of 1996, the Company also began shipping the ACE/Client for Windows NT 4.1 with the new WebID feature. Used in conjunction with SDI's ACE/Server and SecurID technology, businesses can offer secure access at the Web page level to their Internet and intranet sites, enabling corporations to more fully exploit the World Wide Web's commercial potential.

RSA Solution

     RSA believes that its public key cryptographic technology (or "cryptosystem") is one of the most secure cryptographic techniques commercially available to encrypt, and to verify the authenticity and integrity of, electronic data.

     RSA believes that its cryptosystem is a de facto standard for a number of electronic security applications. It is built into current operating systems offered by Microsoft, Apple Computer, Inc., Sun Microsystems, Inc. and Novell, Inc. ("Novell"). In hardware, RSA technology is used in secure telephones, on Ethernet network cards and on smart cards. In addition, RSA technology is incorporated into all of the major protocols for secure Internet communications, including SSL, S-HTTP, S/MIME, PCT, PKCS, SET and PEM. It is also used internally in many institutions, including branches of the United States government, major corporations, national laboratories and universities. RSA's technology has also become widely selected as a standard for various electronic banking applications.

     The advantages of the RSA public key cryptosystem over traditional cryptography and other public key cryptographic technologies include the fact that the RSA cryptosystem can be used for both encryption and authentication.

Encryption

     In traditional cryptography, known as secret key or symmetric cryptography, the sender and receiver of a message know and use the same secret keys. The sender uses the secret key to encrypt a message by transforming data into a form unreadable by anyone without a secret decryption key. The receiver uses the same secret key to decrypt the message by transforming the encrypted data into the original readable message. A key is a value or series of bits used by the cryptographic system to convert the original text into an encrypted text or to decrypt the encrypted text back into the original text. The principal problem with secret key cryptography is communicating the secret key between the sender and receiver without anyone else discovering it. If they are in separate physical locations, they must trust a courier, a phone system or some other transmission medium to prevent the disclosure of the secret key being communicated. Anyone who overhears or intercepts the key in transit can later read, modify and forge messages encrypted or authenticated using that key. Because all keys in a secret key cryptosystem must remain secret, secret key cryptography often has difficulty providing secure key management, especially in open systems like the Internet with a large number of users.

     The concept of public key cryptography, introduced in 1976, attempts to solve the key management problem by giving each person a pair of keys, one called the public key and the other called the private key. Each person's public key is published while the private key is kept secret. The sender encrypts a message using the public key and communicates it via a public mode of communication. If implemented properly, the message can only be decrypted with a private key, which is in the sole possession of the intended recipient. All communications involve only public keys, and no private key is ever transmitted or shared. With public key cryptography, it is not necessary to trust a communications channel to be secure against eavesdropping or betrayal. In general, public key cryptography requires only that public keys be associated with their users in a trusted manner, for instance, by maintaining the key in a trusted directory, and that the private key not be disclosed.

     The RSA public key cryptosystem was developed in 1977 by Ronald Rivest, Adi Shamir and Leonard Adleman, then professors at the Massachusetts Institute of Technology ("MIT"). This technology has been licensed by MIT to RSA. RSA's toolkit products built around this technology enable RSA's customers to develop applications that are designed to provide secure electronic data communication.

     The RSA public key cryptosystem uses a pair of large prime numbers to generate private keys and public keys. The size of the keys determines the degree of security provided. The security afforded by RSA's encryption products is predicated on the assumption that "factoring" of the composite of large prime numbers is difficult. Should an "easy factoring method" be developed, then the security afforded by RSA's encryption products would be reduced or eliminated. There can be no assurance that such a development will not occur. Moreover, even if no breakthroughs in factoring are discovered, factoring problems can theoretically be solved by a computer system significantly faster and more powerful than those presently available. If such improved techniques for attacking cryptosystems are ever developed, it would have a material adverse impact on the business and results of operations of RSA.

Authentication

     Authentication in a digital context is a process whereby the receiver of a digital message can be confident of the identity of the sender and/or the integrity of the message. In public key cryptosystems, authentication is enabled by the use of digital signatures. Digital signatures play in the digital world a function similar to that played by handwritten signatures for printed documents. The signature is an authentic piece of data asserting that a named person wrote or otherwise agreed to the document to which the signature is attached. The recipient, as well as a third party, can verify both that the document originated from the person whose signature is attached and that the document has not been altered since it was signed. Secure digital signatures may be used to refute a claim by the signer of a document that it was forged.

Strategy

SDI

     The Company's objective is to be a leader in the computer and network security market. Key elements of the Company's strategy to achieve this objective are listed below:

     - Enhance Enterprise-Enabled Identification and Authentication Product Line. The Company plans to continue to add new capabilities and features to its computer and network security products to meet its customers' identification and authentication needs within the context of an evolving enterprise environment. The Company continues to develop significant expertise in the field of enterprise-wide resource protection and its application to client/server architecture, which it intends to use to develop and exploit the technologies best suited to satisfy the security requirements of its customers.

     - Expand Products into Additional Client/Server and Legacy Environments. The Company intends to continue to expand its products into additional client/server and legacy environments. SDI currently offers ACE/Server software on a variety of popular UNIX server platforms, including Hewlett-Packard HP-UX, Sun Solaris and SunOS, IBM AIX, Digital UNIX and SCO (Santa Cruz Operations) UNIX. SDI has also developed a version of its ACE/Server software for use on Microsoft Windows NT and expects to develop versions for other platforms as market needs dictate. SDI also offers versions of its ACE/Server client software that operate in most UNIX operating environments, including Hewlett-Packard HP-UX, Sun Solaris and SunOS, IBM AIX and SCO UNIX. In addition, SDI offers versions of its ACE/Server client software that operate on

          Novell NetWare (Versions 3.11 and 3.12), Microsoft Windows NT RAS (Version 3.51), Apple Computer Inc.'s AppleTalk and Digital Equipment Corporation's OSF1. The Company continues to work with third-party partners to integrate or otherwise make its client software compatible with a number of widely used management products, including gateway and communication products.

     - Expand Product Offerings Within the Security Hierarchy. SDI's products currently offer user identification and authentication and security audit trail capabilities. SDI intends to combine these products with products developed by SDI and third parties that address other classes of the network security hierarchy to deliver integrated solutions for protecting information resources. The Company continues to identify and prioritize various technologies addressing other classes of the security hierarchy to determine potential future product offerings by the Company, such as products for encryption and control of user privileges. For example, during 1995 and 1996, the Company acquired a minority equity interest in VeriSign, Inc., a company organized to provide digital certificate and related services that use public key cryptography to protect the privacy of electronic transmissions on public and private networks. In December 1996, the Company also acquired a minority interest in VPNet Technologies, Inc., a company organized to provide a series of next-generation products designed to make virtual private networks ("VPN's") a viable, secure and affordable alternative to dedicated private leased lines.

     - Expand Direct Sales and Support Channel. The Company currently sells its products in North America and in targeted major markets abroad through its direct sales force. The Company believes that a direct sales force is well suited to differentiate the Company's products from those of its competitors and to obtain insights into the future security requirements of the Company's customers. The Company intends to continue to expand its direct sales and support organization and to enhance its direct sales efforts by adding OEMs. During 1996, the Company added 54 sales and technical sales support personnel, representing an increase of 96% over the sales and technical sales support personnel at the end of 1995. During 1996, the Company implemented its SecurVAR indirect sales channel program and, by December 31, 1996, the Company had certified an aggregate of over 50 OEMs and VARs. The Company intends to continue to expand its indirect sales channel opportunities by certifying additional OEMs and VARs in the future.

     - Expand International Presence. Sales outside North America represented 18% of the Company's total revenue for 1996. The Company's operations outside North America currently consist of sales offices in London, Paris, Frankfurt, Oslo, Tokyo and Singapore and independent local distributors located in 17 key foreign markets. Additional support is provided to the Company's international operations from its headquarters in Bedford, Massachusetts. The Company believes that international markets present a large, relatively new market for computer and network security products, and plans to continue to expand its business outside North America through the hiring of sales personnel and the establishment of additional distribution arrangements, primarily in Europe and the Far East.

     To enhance each of the foregoing strategies, the Company has established, and expects to continue to establish, strategic marketing and other third-party relationships with vendors of operating systems and network operating systems (OS/NOS), remote access products, Internet-related products and application software. As of December 31, 1996, the Company's strategic marketing or other relationships included the following:

OS/NOS
------
Apple Computer Inc. (AppleTalk)
Cisco Systems, Inc. (TACACS and TACACA+)
Microsoft Corporation (Windows NT and NT RAS)
Novell (Netware Versions 3.11 and
3.12 and Netware Connect Version 2.0)

INTERNET-RELATED PRODUCTS
-------------------------
Advanced Network Services, Inc. (Interlock Service)
Border Networks Technologies, Inc. (Janus)
Checkpoint Systems, Inc. (Firewall-1)
IBM (NetSP Firewall)
Milky Way Networks Corporation (Black Hole)
NeXT Software, Inc. (Web Objects)
Raptor Systems, Inc. (Eagle)
Secure Computing Corporation (Sidewinder)
SOS Corporation (Brimstone)
Technologic Inc. (Firewall)
Trusted Information Systems Inc. (Gauntlet)

APPLICATION SOFTWARE
--------------------
Advantis (Dial Service)
CyberSAFE Corporation (Challenger)
IBM (NetSP)
Mergent International Inc. (PC DACS)
Oracle Corporation (Secure Network Services)
OTG, Incorporated (Call Control System)
TGV Inc. (Secure/IP)

REMOTE ACCESS PRODUCTS
----------------------
3Com Corp. (Access Builder)
Ascend Communications Inc.(Max, Pipeline)
Attachmate Corp. (Remote Lan Node)
Bay Networks, Inc. (Lattis System 3000,9000, BAY RS)
Cisco Systems, Inc. (TACACS and TACACS+ supported)
Emulex Corporation (Connect+Pro)
Gandalf Technologies Inc. (XpressWay)
IBM (8235, Lan Distance)
Kasten Chase Applied Research, Inc. (Optiva)
Livingston Enterprises, Inc. (PortMaster)
Microcom, Inc. (Lan Express)
Penril Datability Networks (CSX)
Rockwell (NetHopper)
Shiva Corporation (LanRover)
TechSmith Inc. (Enterprise Wide)
Telebit Corporation (NetBlazer)
U.S. Robotics (Sportster Modem)
Xylogics, Inc. (Annex)
Xyplex, Inc. (MaxServer, Network 9000 Server)

     The Company believes its strategic marketing relationships provide it with a competitive advantage by enabling the Company to expand its network coverage, increase its installed customer base and increase SecurID token usage.

     An overriding goal of the Company in pursuing its strategy is to achieve a high level of customer satisfaction through technological support, product performance and reliability, and prompt and accurate order processing.

RSA

     Critical aspects of RSA's strategy include:

     - developing proprietary cryptographic technology and broadly licensing this technology to hardware manufacturers and software developers;

     - establishing RSA's proprietary technology as a de facto encryption standard;

     - establishing alliances with strategic partners in the software, hardware and telecommunications industries;

     - creating value-added cryptographic and electronic data security toolkits that rely on RSA's proprietary technology to enable new markets; and

     - developing products based on open protocols to address the specialized needs of market segments such as electronic mail and networking where electronic data security is a competitive priority.

     Because the market for the Company's products is only recently emerging, declines in demand for the Company's products, whether as a result of competition, technological change, the public's perception of the need for security products, developments in the hardware and software environments in which these products operate, general economic conditions or other factors, could have a material adverse effect on the Company's financial condition or results of operations.

     A well-publicized actual or perceived breach of network or computer security could trigger a heightened awareness of computer abuse, resulting in an increased demand for security products such as those offered by the Company. Similarly, an actual or perceived breach of network or computer security at one of the Company's customers, regardless of whether such breach is attributable to the Company's products, could adversely affect the market's perception of the Company and the Company's financial condition or results of operations. In addition, although the effectiveness of the Company's products is not dependent upon the secrecy of its proprietary algorithm, the public disclosure or "breaking" of this algorithm could result in a perception of breached security which could have an adverse effect on the Company's financial condition or results of operations.

Products

     The Company's family of security products includes SecurID tokens, ACE/Serve and ACM software and ACM hardware access control products and RSA encryption and toolkit products. All of SDI's products use the patented SecurID token technology as a common user interface. The Company currently offers three types of tokens and a number of software and hardware access control products designed to function with a wide variety of operating systems, network environments and third-party hardware and software products, thus enabling customers to select optimal configurations for the installation of the Company's computer and network security products.

SecurID Tokens

     The Company's current SecurID tokens contain LCD displays and are offered in a number of numeric and alphanumeric display configurations. Both the SecurID Card and the SecurID PINPAD Card are credit-card sized super smart cards, and the SecurID Key Fob is a key fob for customers requiring a durable and compact token that can be carried with a user's keys. The SecurID PINPAD Card includes a keypad on the face of the SecurID Card to permit direct entry of a user's PIN into the Card, thus reducing the risk of electronic eavesdropping by enabling a user to transmit an embedded combination of the user's PIN and token code. The SecurID Modem is an integration of the SecurID token technology with a high-performance PC Card modem from Motorola. The SoftID authentication software, deployed on PC's, utilizes the same technology as found in the SecurID token.

     SDI currently offers the following SecurID tokens:

                                         COMMERCIAL             CURRENT U.S.
     SecurID Token                      INTRODUCTION            LIST PRICE*
     -------------                      -------------         --------------
     SecurID Card                           1986                  $34 - $90
     SecurID PINPAD Card                    1989                  $42 - $98
     SecurID Key Fob                        1995                  $38 - $90
     SecurID Modem                          1996                 $396 - $450
     SoftID Authentication
         Software                           1996                  $25 - $45

     *  Token prices vary based on programmed life and functionality.

     SecurID tokens can be programmed to operate for any period of time from one to four years, as specified by the customer. At the end of its programmed life, a SecurID token will automatically cease to function and must be replaced, thereby providing an additional level of security for the Company's customers. SecurID tokens can also be configured with multiple seeds for use by users who otherwise might require multiple cards.

ACE/Server

     The Company's ACE/Server software, an integrated security server, manages access to network resources via the Internet, public gateways, remote dial-up modems, leased lines, workstations, terminals, personal computers or direct connection. It permits centralized user authentication and security administration for all customer resources protected on a TCP/IP network. The ACE/Server software consists of a combination of server software and client-resident software. The server software contains administrative and reporting functions, the algorithm, the synchronization code and a database of protected resources or "clients." Clients may include workstations, personal computers and third-party communications, gateway and network software and hardware. The server software allows a network administrator to restrict user access to identified clients. The Company's ACE/Server v2.0 software is currently available for the following UNIX-based operating systems at list prices (not including negotiated, world-wide licenses) currently ranging from $2,450 to $150,000, based on the number of users.

      ACE/SERVER                COMMERCIAL
         MODEL                 INTRODUCTION         OPERATING SYSTEM
         -----                 ------------         ----------------
       ACM/8101                    1991             Sun SunOS
       ACM/6201                    1992             IBM AIX
       ACM/9601                    1992             Hewlett-Packard HP-UX
       ACM/8201                    1994             Sun Solaris
       ACM/9401                    1996             Windows NT (3.51 and above)

ACE/Server for Windows NT

     In the fourth quarter of 1996, the Company began shipping ACE/Server for Windows NT, the latest version of its ACE/Server network security software. ACE/Server for Windows NT is designed to provide network managers with scaleable performance to support the authentication needs of enterprise users, easy-to-learn Windows NT-based user interfaces and seamless integration of security management with corporate information systems. Network administration of SecurID tokens and SoftID authentication software is now optimized for Microsoft Windows NT environments.

    ACE/Server for Windows NT has the following features:

          - ACE/Server for Windows NT serves as the platform for the Company's Windows NT-based database engine, development tools and user interfaces, capitalizing on the market demand for Windows NT-based technology.

          - administrators can manage the ACE/Server software from distributed Windows NT workstations, allowing for multiple facilities and organizations to share in the administration of a single ACE/Server.

          - all distributed administrative dialogs with ACE/Server for Windows NT are encrypted as they travel across the corporate network allowing for security of SecurID user credentials.

ACE/Server for Windows NT v4.0 with WebID Feature Set

     The ACE/Client for Windows NT 4.0 features the first implementation of the Company's WebID Feature Set. The two-factor end-user authentication found in the Company's ACE/Server and SecurID technology can be used to protect sensitive information found on corporate intranets. ACE/Client for Windows NT v4.0 adds support for Microsoft's Windows NT 4.0 and is integrated with Microsoft's Internet Information Server (IIS) in accordance with the Microsoft Internet Security Framework (MISF). The WebID Feature Set defines the necessary requirements in securing access to Web server content. The WebID Feature Set has the following features:

          - the WebID Feature Set specifies support for major Web servers, enabling customers to flexibly deploy a security solution over a variety of Web server platforms.

          - administrators have the ability to select specific pages and directories of pages for protection. Access to sensitive information found on corporate intranets can be easily secured. Public protected pages effectively reside on a common Web server.

          - the WebID Feature Set allows for high multiple authentication rates, and integration of administration with Web servers to efficiently deploy SecurID access controls.

          - the WebID Feature Set supports major browsers found on the Internet, allowing SecurID user authentication to take place irrespective of the end users' choice of browser. End users authenticate only once per browsing session, allowing users to securely and conveniently follow links to other protected pages.

          - the addition of SecurID end-user authentication technology adds an additional layer of security to the Secure Sockets Layer (SSL) encryption that already exists in current Web products.

ACM Software

     The Company's ACM software products interface directly with the host computer's operating system to restrict access to the protected system or resource. The Company's ACM software products can accommodate an unlimited number of users and provide security audit trails, user accountability and activity reporting. The Company currently offers the following ACM software products:

                  COMMERCIAL                                    CURRENT U.S.
  MODEL          INTRODUCTION         OPERATING SYSTEM          LIST PRICE*
  -----          ------------         ----------------          -----------
 ACM/5100            1988             Digital VAX/VMS         $1,950 - $25,000
 ACM/6150            1988             IBM MVS, MVS/ESA       $18,500 - $32,500

    * List prices vary depending upon the number of authorized users.

ACM Hardware

     The Company's ACM hardware products employ a multi-tasking operating system for communication control, user authentication, auditing of access attempts, automatic response to unauthorized access, report generation and management of the system's internal database of SecurID token data. Each ACM contains a custom single-board computer that connects directly with any RS-232 asynchronous host and provides access control through leased lines, dial-up modems, networks, X.25 networks, ISDN lines, workstations or terminals located near the host computer. The Company currently offers the following ACM hardware products:

                 COMMERCIAL             NUMBER OF                  CURRENT U.S.
 MODEL          INTRODUCTION           PORTS/USERS                  LIST PRICE
 -----          ------------           -----------                  ----------
ACM/1600HS          1995         16 RS-232 Ports; 400 users;          $9,850
                                 expandable to 256 ports, 6400
                                 users; up to 115.2k baud

ACM/400HS           1995         4 RS-232 Ports; 200 users; up        $2,850
                                 to 115.2k baud

ACM/100HS           1995         1 RS-232 Port; 100 users; up           $650
                                 to 115.2k baud

SecurADM Software

     The Company acquired Infratel S.A.R.L.'s SecurADM technology during 1995. SecurADM software provides secure single sign-on and central administration and management for heterogeneous network environments. SecurADM software utilizes the Company's SecurID technology to manage, encrypt and propagate passwords and security information across multiple platforms. Working with ticket granting technology from third-party vendors such as Hewlett-Packard, Computer Associates and Sun Microsystems or with IBM's NetSP product, SecurADM software manages and authenticates user access to secure applications and services, allowing the user to log on once to the enterprise and access multiple protected resources.

     Version 2.0 of SecurADM software, which was introduced in 1995, addresses customer environments that include centralized and distributed legacy mainframe and UNIX-based client/server applications in local and wide area networks. SecurADM software is currently installed in a number of

European insurance companies and financial institutions and will initially be marketed by the Company in Europe through the Company's direct sales force and its European distributors.

RSA SecurPC

     In the fourth quarter of 1996, the Company began shipping RSA SecurPC, an easy-to-use encryption product based on the RSA public key cryptosystem. RSA SecurPC marks the first end-user encryption product offered by the Company since the acquisition of RSA. RSA SecurPC is a general purpose encryption product designed to protect data stored on users' local hard drives, network drives and laptop computers and can also be used to protect confidential data in transit via email by utilizing RSA's encryption technology. RSA SecurPC is cross-compatible, enabling users to exchange encrypted files across multiple platforms, in addition to transparently securing information throughout extended enterprises. Users can provide the "combination" or pass phrase to a person who needs to decrypt files so users not equipped with RSA SecurPC can decrypt encrypted files. Emergency Access file recovery enables administrators to split emergency decryption authority among multiple authorities. Promoting ease of use as a central feature, the AutoCrypt function enables files to be encrypted on-demand automatically.

     RSA SecurPC is available from the Company for Windows 3.1x, Windows 95, Windows NT 3.51 and Macintosh, and the U.S. price list currently ranges from $29 to $129 per licensed copy, depending on the number of users. Maintenance, sold at 20% of the cost of the product, entitles the user to all updates and upgrades released during the period of maintenance coverage, as well as technical support.

Toolkit Products

     BSAFE. BSAFE, RSA's flagship product, was introduced in 1987 as a general-purpose cryptography toolkit designed to allow programmers to integrate encryption and authentication features into their applications. It supports RSA's patented RSA public key cryptosystem, as well as more than a dozen of the world's most popular cryptographic techniques. BSAFE is designed to provide the security tools for a wide range of applications, such as digitally signed electronic forms and virtual private networks. Many of the most important data security industry standards incorporate BSAFE's technologies, including SSL, S-HTTP, S/MIME, PCT, PKCS, SET and PEM. The BSAFE 3.0 product offers greater security by supporting public key operations with up to 2048-bit keys, and better performance by enhancing the throughput of both the public key and secret key algorithms. BSAFE is written in portable "C" with assembly language optimizations for performance and is available on a wide variety of platforms. BSAFE customers include Netscape, Lotus, Oracle, IBM, Intuit and Microsoft.

     TIPEM. TIPEM is an interoperable, secure electronic mail development toolkit based on the Secure Multipurpose Internet Mail Extension (S/MIME) standard. TIPEM allows a message sent using one vendor's email product (such as Lotus' cc:Mail) to be read by another vendor's email product (such as Novell's Groupwise). TIPEM customers include Netscape, America Online and IBM/Lotus. TIPEM is RSA's core messaging toolkit and is complemented by other add-on toolkit products such as S/MAIL.

     BCERT. The BCERT development toolkit is designed to allow developers to incorporate public key certificates into their applications. A public key certificate verifies the identity of a user and his or her public key. The BCERT toolkit supports the ITU-T X.509 V3 international standard for public key certificates. BCERT, introduced in October 1996, contains all the cryptographic support necessary to generate certificate requests, sign certificates and create and distribute certificate revocation lists

(CRLs). A public key certificate infrastructure is an important part of the combined Company's next-generation security architecture and forms the framework for the Company's future information security solutions, ranging from RSA cryptographic engines to Security Dynamics' Enterprise Security Services.

     S/MAIL. The S/MAIL development toolkit is a standards-based secure messaging solution designed to allow developers to provide a secure messaging infrastructure based on the Secure Multipurpose Internet Mail Extension (S/MIME) standard. Introduced in January 1997, the S/MAIL developer kit is offered as a special-purpose add-on to RSA's TIPEM toolkit and offers specific message formatting, user interface primitives, local management of certificates, database integration and management of other configuration information. The S/MAIL developer kit is designed to remove the confidentiality and integrity threats to electronic mail by providing that electronic mail messages are read only by designated recipients, regardless of their electronic mail platform. The S/MAIL developer kit is also designed to authenticate the sender and maintain the validity of the message contents as intended by the sender through implementation of digital signatures and hashing algorithms.

     The Company's Enterprise Security Services is an extension of the ACE/Server technology to support services such as certificate management, key management and privilege management. During 1997, the Company intends to introduce products and form partnerships that will enable delivery of security services such as certificate management (certificates which attest to the authenticity of the owners of public keys), key management (services which are currently expected to include generation, distribution, validation, replacement, termination and recovery of keys) and privilege management (services which are currently expected to manage privileges that define what enterprise resources users can access and what they can do with those resources). In conjunction with the enhancement of the ACE/Server platform and the availability of add-on service modules, the Company currently intends to add machine-readable, credit card-sized smart cards to its existing token offerings. It is currently expected that these smart cards would provide a secure and convenient form factor for delivering authentication functions and key and certificate storage. The Company expects that ACE/Server will provide a common management interface, accessible through Web browsers, to manage all Enterprise Security Services, thereby enabling the administration of the various security services from a single, easy-to-use management platform.

     Because the Company currently derives substantially all of its revenue from sales of its computer and network security products, developer toolkits and related services, any factor adversely affecting sales of these products and services would have a material adverse effect on the Company. Existing and new versions of such products are expected to continue to represent a high percentage of the Company's revenues for the foreseeable future. As a result, any factor adversely affecting sales of these products, or any factor impeding or delaying the Company's ability to diversify its product offering to lessen its dependency on those products, would have a material adverse effect on the business and financial results of the Company.

     The RSA/MIT Patent (as defined below), the claims of which cover significant elements of these products, will expire on September 20, 2000, which may enable competitors to thereafter market competing products which previously would have infringed the RSA/MIT Patent. In addition, one of the Stanford Patents (as defined below), the practice of which can be used to substitute for methods covered by the RSA/MIT Patent, will expire in 1997, and its applications may become more widespread as a result, which may adversely impact sales of RSA's products. See "Item 3 -- Legal Proceedings."

     The market for security products, especially in the Internet and intranet markets, is characterized by rapidly changing technology, emerging and evolving industry standards, new product introductions, relatively short product life cycles and rapid and constant changes in customer requirements and preferences. To the extent that a specific method other than the method employed by the Company is adopted as the standard for implementing network and computer security, sales of the Company's existing and planned products in that market segment may be adversely impacted, which could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that competing products or technologies developed by others or the emergence of new industry standards will not adversely affect the Company's competitive position or render its products or technologies noncompetitive or obsolete. Thus, the Company's future success will depend in part upon its customers' and end users' demand for electronic security products and upon the Company's ability, on a timely and cost-effective basis, to enhance its existing products and to introduce new products with features that meet changing customer requirements and with competitive prices. There can be no assurance that the Company will be successful in doing so. Delays in product enhancement and development or the failure of the Company's new products or enhancements to gain market acceptance would have a material adverse effect on the Company's business and results of operations. Despite testing, new products may be affected by quality, reliability or security failure problems, including software errors, bugs or viruses, which could result in returns, delays in collecting accounts receivable, unexpected service or warranty expenses, reduced orders and a decline in the Company's competitive position.

Sales and Marketing

     The Company has established a multi-channel distribution and sales network to serve the computer and network security market. The Company sells and licenses its products in the Americas, the United Kingdom, France, Germany, Norway, Japan and Singapore directly to end users through its direct sales force and indirectly through a limited number of OEMs. It also employs independent distributors outside the United States. In addition, the Company supports its direct and indirect sales efforts through strategic marketing relationships and public relations programs, trade shows and other marketing activities. The Company sells and licenses its products through written sales and license agreements under terms and conditions that the Company believes are consistent with industry practice. In August 1996, the Company launched its SecurVAR reseller program comprising remote access and vertical industry VARs. The SecurVAR program enables resellers to integrate the Company's user authentication and encryption technology with their existing product portfolios. All SecurVAR resellers are provided with sales training and must complete a technical certification program designed to enable them to install, troubleshoot and offer first level support to customers.

Sales

     The Company believes that a direct sales force is well suited to differentiate the Company's products from those of its competitors, to work with customers to provide security solutions for the protection of information resources and to obtain insights into customers' future security requirements. The Company's direct sales staff solicits prospective customers, provides technical advice and support with respect to the Company's products and works closely with customers and the Company's distributors and OEMs. As of December 31, 1996, the Company's direct sales organization consisted of 67 sales and technical support personnel operating at 32 locations in North America and 48 sales and technical support personnel operating at four locations in Europe with locations also in Singapore and Japan. The Company's revenue from direct sales efforts for the years ended December 31, 1994, 1995 and 1996 was approximately 97%, 97% and 95% of total revenue, respectively.

     SDI also markets, sells and licenses its products indirectly through distributors and OEMs. As of December 31, 1996, SDI had relationships with 31 distributors, and over 50 OEMs and VARs. SDI's OEMs sublicense, on a non-exclusive basis, SDI's ACE/Server client software and/or ACM software products and are generally selected for their capability to offer SDI's products in combination with related products and services, as well as for their capability to serve particular markets or platforms. Customers of SDI's OEMs purchase all of their ACE/Server software and SecurID tokens directly from SDI. RSA typically licenses its toolkit technology to OEMs. As of December 31, 1996, RSA had relationships with over 250 OEMs. RSA also licenses its patent technology and as of December 31, 1996, RSA had relationships with over 10 patent licensees. RSA typically licenses its products on a royalty-bearing basis and generally requires a prepayment of royalties. In certain circumstances, RSA licenses its products on a fully paid-up basis, with the payment computed based on anticipated usage.

     The Company's international sales are being made through its direct sales force as well as through 31 distributors located in Europe, the Middle East, South America and the Pacific Rim. The Company's international distributors provide initial sales support, installation, technical support and follow-on service to local customers. The Company generally grants its distributors non-exclusive distribution rights.

     Sales outside North America accounted for approximately 11%, 13% and 18% of the Company's revenue in the years ended December 31, 1994, 1995 and 1996, respectively. While the Company believes its current products are designed to meet the regulatory standards of foreign markets, any inability to obtain foreign regulatory approvals on a timely basis could have an adverse effect on the Company's financial condition or results of operations. In addition, the Company's international business may be subject to a variety of risks, including delays in establishing international distribution channels, difficulties in collecting international accounts receivable, and increased costs associated with maintaining international marketing efforts. The Company's direct sales in Canada, the United Kingdom, France, Germany, Norway and Japan are denominated in the local currency, and the Company is subject to the risks associated with fluctuations in currency exchange rates. A decrease in the value of any of these foreign currencies relative to the U.S. dollar could affect the profitability in U.S. dollars of the Company's products sold in these markets. In addition, the Company is subject to the usual risks of doing business abroad, including increases in duty rates, the introduction of non-tariff barriers and difficulties in enforcement of intellectual property rights.

     The Company has experienced, and may experience in the future, significant seasonality in its business, and the Company's financial condition or results of operations may be affected by such trends in the future. Such trends have included higher revenue in the last quarter of the year and lower revenue in the next succeeding quarter. The Company believes that revenue tends to be higher in the last quarter due to the Company's quota-based compensation plans, year-end budgetary pressures on the Company's customers and the tendency of certain of the Company's customers to implement changes in computer or network security prior to the end of the calendar year. In addition, revenue tends to be lower in the summer months, particularly in Europe, when businesses defer purchase decisions. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are fixed, a small variation in the time of recognition of revenue can cause significant variations in operating results from quarter to quarter. The Company believes that its order backlog is not a material factor in determining future revenues.

Marketing

     In support of its sales efforts, the Company conducts sales training courses, comprehensive targeted marketing programs, including direct mail, public relations, advertising, seminars, trade shows and telemarketing, and ongoing customer and third-party communications programs. The Company also seeks to stimulate interest in computer and network security through its public relations program, speaking engagements, white papers, technical notes and other publications.

     With competing vendors offering different solutions, customers in the market for computer and network security tend to evaluate thoroughly new products and vendors. SDI offers a Trial Sale Program for prospective customers desiring first-hand experience in using the SecurID system prior to making a purchase decision. Under this program, prospective customers install a demonstration version of one of the Company's access control products on their own system and generally run pilot programs with up to ten SecurID token users.

     The Company has entered into strategic marketing relationships with various vendors of operating systems and network operating systems, remote access products, Internet-related products and application software. Certain of these vendors integrate the Company's client software into their products to provide compatibility between their product offerings and the Company's ACE/Server software. Other vendors build call routines, software hooks or application program interfaces (API's) into their products to provide compatibility with the Company's ACE/Server software. The Company has also entered into strategic relationships with vendors that share technical information with the Company to enable it to develop products which will be interoperable with the vendors' products. The Company has developed a separate program, the SecurID Ready strategic partner program, to market the compatibility between the vendors' products and the Company's ACE/Server software. The end-user customers of all of these vendors must purchase tokens and license ACE/Server software directly from the Company. The Company believes that these relationships help the Company and its customers to expand their enterprise network coverage and assist the Company in increasing its installed customer base and SecurID token usage.

     There can be no assurance, however, that the Company's existing strategic relationships will be commercially successful, that the Company will be able to negotiate additional strategic relationships, that such additional relationships will be available to the Company on acceptable terms or that any such relationships, if established, will be commercially successful. In addition, there can be no assurance that parties with whom the Company has established strategic relationships will not pursue alternative technologies or develop alternative products in addition to or in lieu of the Company's products either on their own or in collaboration with others, including the Company's competitors. The Company's financial condition or results of operations may also be affected by the success of its collaborators in marketing any successfully developed products.

     To enhance demand for its products, RSA has participated in the development of various industry-specific protocols that rely on RSA's cryptographic and electronic data security technologies, including Cellular Digital Packet Data
(CDPD), a protocol for sending data over cellular networks, Secure Socket Layer
(SSL), an Internet protocol designed to secure the communication link between two parties on the World Wide Web, Secure HyperText Transfer Protocol (S/HTTP), an interoperable extension of the World Wide Web's existing HyperText Transfer Protocol that provides communication and transaction security for World Wide Web clients and servers, Public Key Cryptography Standards (PKCS), a set of standards for public key cryptography developed by RSA Laboratories and certain of RSA's customers, and Secure Electronic Transaction (SET), a proposed standard application-level protocol to enable secure bank card transactions on the World Wide Web. RSA also hosts its own annual industry conference and participates in others to increase demand for its products. Finally, through its RSA Laboratories division, RSA maintains a leading role in basic cryptographic research, develops new encryption technologies, and maintains close working relations with the leading academic centers and customer development teams.

Customers

     As of December 31, 1996, SDI had sold or licensed over 6,500 ACE/Server and ACM products and approximately 1,500,000 SecurID tokens to over 1,600 customers worldwide. Historically, SDI's principal customers have been in the telecommunications, pharmaceutical, financial and medical industries as well as academic institutions, research laboratories and government organizations. These customers are generally sophisticated and knowledgeable purchasers of security systems and work with highly confidential information. The Company believes that as corporate networks proliferate and become more complex, the number of industries concerned with system security and access to information will grow.

     As of December 31, 1996, RSA had licensed it's toolkit and patent licensing technology to over 250 OEM's. RSA licenses its products to OEM's who incorporate RSA's encryption technology into their products. RSA's developer toolkits and other products are used to implement cryptographic electronic data security applications such as encryption and digital signatures for products and services targeted at secure electronic commerce, secure electronic mail, communications privacy, client/server data security, smart cards and other key information technologies. RSA's encryption technology is embedded in current versions of Microsoft Windows and Windows NT, Netscape Navigator, Intuit's Quicken, Lotus Notes and numerous other products. RSA technologies are part of existing and proposed standards for the Internet and World Wide Web, ITU, ISO, ANSI and IEEE as well as various business, financial and electronic commerce networks.

     In the year ended December 31, 1996, no customer accounted for more than 10% of the Company's total revenue.

Customer Service and Support

     SDI maintains a customer support help desk and technical support organization at its headquarters in Bedford, Massachusetts and in Wokingham, United Kingdom. RSA also offers customer support through its offices at Redwood City, California. During 1996, the Company added advanced technical support personnel to its support staff to address anticipated additional demands arising from the deployment of the Company's security solutions into larger and more complex user environments. The Company also has field technical support personnel that work directly with the Company's direct sales force, distributors and customers. Most of the Company's products are designed for easy customer installation. Accordingly, a significant portion of the Company's service and support activities is provided remotely from the Company's headquarters in Bedford, Massachusetts. As of December 31, 1996, the Company's customer support organization consisted of an aggregate of 40 full-time employees located in Massachusetts, California, the United Kingdom, Germany and France.

     SDI's standard practice is to provide a warranty on all SecurID tokens for the customer-selected programmed life of the token and to replace any damaged tokens (other than tokens damaged by a user's negligence or alteration) free of charge. SDI generally sells each of its other products to customers with a 90-day warranty. After the expiration of the warranty period, customers may elect to purchase a maintenance contract for 12-month renewable periods. Under these contracts, SDI agrees to provide (i) corrections for documented program errors,
(ii) version upgrades for both software and firmware, (iii) repair or replacement of ACM hardware that does not perform in accordance with its functional specifications, and (iv) telephone consultation.

     Customers rely on the Company's information security products for critical electronic security applications. Failure of the Company's products to work as designed could result in tort or warranty claims. The Company attempts to reduce the risk of losses resulting from such claims through warranty disclaimers and liability limitation clauses in its sales agreements. However there can be no assurance that such measures will be effective in limiting the Company's liability. Any liability for damages resulting from any such failure could be substantial and could have a material adverse effect on the Company's business and results of operations.

Product Development

     The Company's product development efforts are focused on enhancing the functionality, reliability, performance and flexibility of its existing products. In the fourth quarter of 1996, the Company began shipping it's ACE/Server software version for Windows NT. In the fourth quarter of 1995, the Company began shipping versions of its ACE/Server client software that operate on Novell NetWare (Versions 3.11 and 3.12), NT RAS and Digital Equipment Corporation's OSF1. In the first and second quarters of 1996, the Company began shipping versions of its ACE/Server client software for Microsoft Windows NT and Novell NetWare Connect (Version 2.0), respectively. The Company is developing technology to enhance the administrative capabilities of its ACE/Server and ACM products and the scaleability of its ACE/Server. Areas for future development of the ACE/Server currently being pursued by the Company include cross realm authentication, enhanced redundancy and interoperability with additional network operating systems and directory services. The Company also is developing tools to assist customers, strategic marketing partners and other third-party integrators in integrating the Company's products with custom and other third-party network or system applications.

     RSA plans to increase its competitive position by strengthening its core cryptography toolkit and developing standards, protocols and applications that address the needs of specific market segments and build on RSA's proprietary technology. In the latter case, RSA may choose to partner with other parties to develop and/or market the products.

     RSA is currently developing the following enhanced toolkits based on its general purpose cryptography engine to enable emerging new applications. Each of these value-added toolkits will be designed to address the needs of a specific market segment.

     SET Toolkit. RSA has developed a suite of toolkits known as S/PAY to support the Secure Electronic Transaction (SET) protocol developed by an industry group led by MasterCard and Visa for secure credit card purchases over the Internet. The S/PAY toolkit consists of three separate toolkits, one each for the three participants defined by the SET protocol involved in the transaction: the cardholder, the merchant and the payment gateway. The toolkits have a common core cryptographic architecture, but are tailored to fit the specific actions of the three different entities. RSA began shipping S/PAY 1.0 in March 1997.

     In addition to S/PAY 1.0, RSA is working with NEC on extensions to the SET protocol that will meet the needs of the Japanese payment environment. It is currently anticipated that the Japanese version of the SET toolkit, known as J/PAY, will premier during 1997. RSA anticipates working with a group of vendors in Japan in addition to NEC to evolve the payment protocol extensions into a widely adopted standard.

     In 1996, RSA purchased the Secure Messenger Toolkit from WorldTalk Corporation as the basis for RSA's S/MAIL toolkit, a complete, secure messaging development solution that will make it much easier for developers to create applications that conform to the S/MIME standard. Building on top of RSA's core messaging toolkit, TIPEM, S/MAIL saves developers significant development effort by providing the infrastructure for managing certificates, creating a consistent user interface, and formatting messages according to the S/MIME protocol.

     S/WAN Toolkit. The S/WAN (Secure Wide Area Network) standard is an RSA-led effort to standardize the networking industry around an interoperable security protocol. RSA anticipates that the S/WAN toolkit will enable developers to more quickly create secure networking solutions. Companies in the Internet firewall and virtual private network industry that have adopted the S/WAN Standard include Raptor Systems, Inc., Digital Equipment Corporation and CheckPoint Systems, Inc.

     RSA Secure. RSA is continuing to develop new features for RSA Secure and to develop versions of RSA Secure for Windows 95, Windows NT and the Apple Macintosh operating system.

     In addition to enhancing its existing products, one of the Company's strategies is to offer products in other classes of the network security hierarchy. The Company continues to identify and prioritize various technologies for potential future product offerings. The Company may develop these products internally or enter into arrangements to license or acquire products or technologies from third parties. There can be no assurance, however, that the Company will be successful in enhancing or developing existing products or identifying and successfully acquiring new technologies.

     The Company's strategy also includes the acquisition of businesses that complement or augment the Company's existing product lines. Product acquisitions are difficult to identify and complete for a number of reasons, including competition for prospective buyers and the need for regulatory approvals, including antitrust approvals. There can be no assurance that the Company will be able to complete future acquisitions or that the Company will be able to successfully integrate any acquired business. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms which are not favorable to the Company and, in the case of equity financings, may result in dilution to the Company's stockholders.

     As of December 31, 1996, the Company's product development staff consisted of 84 full-time employees engaged in engineering and development, including software and hardware engineering, testing and quality assurance and technical documentation. The Company also engages outside contractors where appropriate to supplement the Company's in- house expertise or expedite projects based on customer or market demand. The Company's total research and development expenses for the years ended December 31, 1994, 1995 and 1996 were approximately $3.3 million, $5.7 million and $11.2 million, respectively.

     Software products may contain undetected errors or bugs when first introduced or as new versions are released, and software products or media may contain undetected viruses. Errors, bugs or viruses may result in loss of or delay in market acceptance, recalls of hardware products incorporating the software or loss of data. In December 1992, the Company recalled approximately 13,000 SecurID tokens due to an error in token programming software. Delays or difficulties associated with new product introductions or product enhancements could have a material adverse effect on the Company's financial condition or results of operations.

     In addition, a number of factors, including the timing of the introduction or enhancement of products by the Company or its competitors, market acceptance of new products, and customer order deferrals in anticipation of new products, may cause significant variations in the Company's quarterly operating results.

Manufacturing, Suppliers, and Quality Control

Manufacturing

     SecurID Tokens. The Company has historically contracted for the manufacture of its SecurID tokens with RJP International, Ltd. ("RJP"), an assembly subcontractor located in China. During 1996, the Company qualified two additional source suppliers in the United States for the manufacture of its SecurID Card and PINPAD tokens. Although RJP will continue to provide the Company with tokens, the Company believes that the qualification of the additional token suppliers reduces the risks associated with the supply of its products and product components. After delivery to the Company, SecurID tokens are activated and programmed for, among other things, the appropriate token life, display configuration, number of discrete random seeds and length and frequency of change of code display.

     ACE/Server and ACM Software Products. The Company has established an in-house software duplication operation for its UNIX ACE/Server and VAX ACM software products. The Company purchases duplicating services for its other ACM software products from outside vendors. The Company's ACE/Server and ACM software products are distributed as object code on standard magnetic diskettes and tapes, together with printed documentation.

     ACM Hardware Products. The Company contracts for the manufacture of its ACM hardware products with an assembly operation located in New England. This subcontractor manufactures products in accordance with the Company's specifications and, with the exception of microprocessor chips, purchases all components from independent vendors selected by the subcontractor. The Company specifies the vendor from which its subcontractor may purchase microprocessor chips for ACM hardware products.

     The Company currently has limited sources for the manufacture of each of its SecurID tokens and ACM hardware products. The Company has generally been able to obtain adequate supplies of these products in a timely manner from current vendors and believes that alternate vendors can be identified if current vendors are unable to fulfill its needs. However, delays or failure to identify alternate vendors, if required, or a reduction or interruption in supply or a significant increase in the manufacturing costs could adversely affect the Company's financial condition or results of operations and could impact customer relations.

Suppliers

     Although the Company generally uses standard parts and components for its products, certain components are currently available only from a single source or from limited sources. For example, the microprocessor chips contained in the Company's SecurID tokens are currently purchased only from Sanyo Electric Co., Ltd. ("Sanyo"), a Japanese computer chip manufacturer. Sanyo has introduced commercially an alternative chip and is continuing to work with the Company on the development and testing of this chip as a replacement chip for the Company's SecurID tokens. Sanyo has agreed to give the Company at least 12 months' notice prior to any cessation of production of the existing chip. There can be no assurance that Sanyo will be able to furnish the Company with a sufficient number of chips to meet customer demand, that the Company will be able to purchase chips from Sanyo at commercially acceptable prices or, if Sanyo discontinues the manufacture of certain chips, that the Company will be able to procure chips from another supplier on a timely basis and at commercially acceptable prices. The inability of the Company to obtain a sufficient number of chips at commercially acceptable prices could result in delays in product shipments or increase the Company's material costs, either of which would adversely affect the Company's financial condition or results of operations.

     The lithium batteries contained in the Company's SecurID tokens are purchased from one supplier located in the United States, Gould Electronics ("Gould"). Gould has agreed to give the Company at least 24 months' notice prior to any cessation of production. The inability to obtain sufficient lithium batteries as required, or to obtain or develop alternative sources at competitive prices and quality if and as required in the future, could result in delays in product shipments or increase the Company's material costs, either of which would adversely affect the Company's financial condition or results of operations.

     The Company believes that it would take approximately six months to identify and commence production of suitable replacements for the microprocessor chip or lithium battery used in the Company's SecurID tokens. The Company attempts to maintain a three-month supply of SecurID tokens in inventory.

Quality Control

     The Company believes that its success in the market for computer and network security products will depend in large part on its ability to provide quality products and services. The Company has a formal quality control program to satisfy its customers' requirements for high quality and reliable security products. As part of this program, the Company is working with its suppliers to improve process control and product design. The Company's SecurID tokens and ACM hardware products are tested by the Company's subcontractors prior to shipment and tested again by the Company as part of the Company's acceptance-inspection procedure.

     The Company is currently experiencing a period of rapid growth that could place a significant strain on its management and other resources. The Company's ability to manage its growth will require it to continue to improve its operational, financial and management information systems, and to motivate and effectively manage its employees. If the Company's management is unable to manage growth effectively, the quality of the Company's products, its ability to identify, hire and retain key personnel and its results of operations could be materially and adversely affected.

Competition

SDI

     The market for computer and network security products is highly competitive and subject to rapid technological change. The Company believes that competition in this market is likely to intensify as a result of increasing demand for security products. The Company currently experiences competition from a number of sources, including (i) software operating systems suppliers and application software vendors that incorporate a single-factor static password security system into their products, (ii) token-based password generator vendors promoting challenge/response technology, such ActiveCard Inc., AXENT Technologies, Inc., Vasco Data Security, Inc., Secure Computing Corporation, Leemah DataCom Security Corporation and Racal-Guardata, Inc., (iii) smart card security device vendors, such as Gemplus, Siemens A.G. and Schlumberger, Limited, (iv) biometric security device vendors, such as Ultra-Scan Corporation, The National Registry, Inc., Eye Dentify Systems, Fingermatrix (U.K.) Limited, IriScan Inc. and Identix, Inc. and
(v) public-key infrastructure and hardware suppliers such as Entrust Technologies Inc. and Cylink Corporation. In some cases, these vendors also support the Company's products and those of its competitors. The Company may also face competition from these and other parties in the future that develop computer and network security products based upon approaches similar to or different from those employed by the Company. There can be no assurance that the market for computer and network security products will not ultimately be dominated by approaches other than the approach marketed by the Company. While the Company believes that it does not currently compete against manufacturers of other classes of security products (such as encryption), there can be no assurance that the Company's customers will not perceive such other companies as competitors of SDI.

RSA

     The market for cryptographic and electronic data security products is competitive, and competition is expected to increase as remote computing, enterprise networks and internetworking become more prevalent and as the Internet becomes a viable medium for electronic commerce. RSA's competitors include Cylink Corporation, Entrust Technologies Inc. and Terisa Systems, Inc. and other organizations that provide cryptographic software products based upon approaches similar to and different from those employed by RSA. RSA's competitors include organizations with certain rights to RSA's technology and organizations with alternate technologies that perform substantially the same operations as RSA's products. There can be no assurance that the market for computer and network security products will not ultimately be dominated by approaches other than the approach marketed by RSA.

     The Company believes that the principal competitive factors affecting the market for computer and network security products include technical features, ease of use, quality/reliability, level of security, customer service and support, distribution channels and price. Although the Company believes that its products currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other competitive resources.

     Many of the Company's potential competitors have significantly greater financial, marketing, technical and other competitive resources than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than can the Company. Competition could increase if new companies enter the market or if existing competitors expand their product lines. Any reduction in gross margins could have a material adverse effect on the Company's financial condition or results of operations. Although the Company believes it has certain technological and other advantages over its competitors, maintaining such advantages will require continued investment by the Company in research and development and sales and marketing. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company will be able to make the technological advances necessary to maintain such competitive advantages. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with whom the Company has strategic relationships, to increase the ability of their products to address the security needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire significant market share. If this were to occur, the financial condition and results of operations of the Company would be materially adversely affected.

Proprietary Rights

     The Company relies on a combination of patent, trade secret, copyright and trademark law, software licenses and nondisclosure agreements to establish and protect its proprietary rights in its products. The Company enters into confidentiality and/or license agreements with all of its employees and distributors, as well as with its customers and potential customers seeking proprietary information, and limits access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. The Company has applied for patent protection in only certain foreign jurisdictions. In addition, the laws of many foreign jurisdictions, as well as the scope of certain foreign counterparts to the Company's patents, do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

     SDI currently holds 13 issued United States patents expiring at various dates ranging from 2005 to 2014. SDI also has two applications pending for additional United States patents and a number of foreign counterparts for its patents in various foreign countries. In addition, SDI has certain registered and other trademarks.

     RSA holds a license to the RSA/MIT Patent, which pertains to certain of its current products and expires on September 20, 2000, and is the exclusive agent for licensing a cryptography patent held by Dr. Claus P. Schnorr. RSA believes that the ownership of its intellectual property is a significant factor in its business. RSA has vigorously pursued legal action against companies and individuals infringing on its intellectual property rights. RSA's success also depends on the innovative skills, technical competence and marketing abilities of its personnel. There can be no assurance, however, that any patent, trademark, copyright or license owned or held by RSA will not be invalidated, circumvented, challenged or terminated, that any patent granted under RSA's pending or future patent applications will be within the scope of claims sought by RSA, if at all, or that the steps taken by RSA to protect its rights will be adequate to prevent misappropriation of RSA's technology or to preclude competitors from developing products with features similar to RSA's products. The inability of RSA to protect its intellectual property adequately could have a material adverse effect on its financial condition or results of operations. See "Item 3 -- Legal Proceedings."

     The Company has from time to time received correspondence alleging that its products may infringe patents held by third parties. To date, none of these allegations has been pursued, and the Company believes that its products and other proprietary rights do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that any such claims will not require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims.

Government Regulation and Export Controls

     Although SDI's user authentication products are subject to export controls under United States law, the Company believes it has obtained all necessary export approvals for the export of SDI's user authentication products. There can be no assurance, however, that the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, will not be revised from time to time. The inability of the Company to obtain required approvals under these regulations could adversely affect the ability of the Company to make international sales. Exports of RSA's encryption products, or third-party products bundled with the encryption technology of RSA, are expected to continue to be restricted by the United States government. All cryptographic products need export licenses from the United States State Department, acting under the authority of the International Traffic in Arms Regulation, which defines cryptographic devices, including software, as munitions. The United States government generally limits the export of software with encryption capabilities to mass marketed software with limited key sizes, which significantly constrains the security effectiveness of RSA products available for export. There can be no assurance that the United States government will ease its export restrictions on encryption technology in any significant manner. As a result, RSA may be at a disadvantage in competing for international sales compared to companies located outside the United States that are not subject to such restrictions.

Employees

     At December 31, 1996, the Company employed 360 employees. Of these employees, 84 were involved in research and development, 184 in sales, marketing and customer support, 48 in production and information technology, and 44 in administration and finance. No employees are covered by any collective bargaining agreements. The Company believes that its relationships with its employees are good.

ITEM 2.  PROPERTIES

     The Company's principal administrative, sales and marketing, research and development and support facilities consist of approximately 75,000 square feet of office space in Bedford, Massachusetts. The Company occupies these premises under a lease expiring in August 2006. As of December 31, 1996, the annual base rent for this facility was approximately $950,000. In support of its field sales and support organization, the Company also leases facilities and offices in 27 other locations in the United States, four locations in Canada and one location in each of the United Kingdom, France, Germany, Norway, Singapore and Japan.

     RSA leases approximately 20,000 square feet of office space in Redwood City, California under a lease expiring in October 1999. As of December 31, 1996, the annual base rent for this facility was approximately $390,000.

ITEM 3.  LEGAL PROCEEDINGS

     Schlafly Action. In July 1994, RSA was named co-defendant with Public Key Partners ("PKP") in an action filed by an individual, Roger Schlafly, in the U.S. District Court for the Northern District of California. In this action Mr. Schlafly contests the validity of the RSA/MIT Patent and the Stanford Patents, alleges causes of action for non-infringement, interference with contractual business relationships, unfair business practices, antitrust, libel and fraud; and seeks injunctive relief and damages in excess of $2 million. To date the actions for libel, fraud and interference with contractual business relationships have been resolved in RSA's favor, either through actions for dismissal or through summary judgment. Cylink intervened in this action as co-defendant in late 1995.

     Cylink Settlement. Since 1994, RSA had been involved in arbitration and litigation proceedings (collectively, the "Litigation") relating, among other things, to (i) the validity of a U.S. patent (the "RSA/MIT Patent") developed at MIT and licensed to RSA; (ii) the rights of Cylink Corporation ("Cylink") and its subsidiary Caro Kann Corporation ("CKC"), competitors of RSA, to use and sublicense the RSA/MIT Patent; (iii) the validity and scope of certain U.S. patents (the "Stanford Patents") which cover Cylink's fundamental encryption technology and have been licensed to Cylink by The Board of Trustees of the Leland Stanford Junior University; and (iv) the liability, if any, of RSA for infringing or contributing to the infringement of the Stanford Patents. On December 31, 1996, RSA, Cylink and CKC entered into a comprehensive settlement relating to the Litigation. As part of the settlement, (a) the parties agreed to dismiss all claims relating to the Litigation, (b) Cylink granted to RSA all necessary rights to the Stanford Patents and (c) RSA granted to Cylink a license to RSA's cryptographic software toolkit.

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

     In September 1996, Vasco, the Company and ActivCard entered into a settlement agreement with respect to this litigation. Pursuant to the terms of the settlement agreement, the Company and Vasco agreed to dismiss with prejudice their claims against ActivCard and ActivCard similarly agreed to dismiss with prejudice its claims against the Company and Vasco. In connection with this settlement, ActivCard agreed to license certain patents from the Company and Vasco.

     The Company has been named as a defendant in other legal actions arising from its normal business activities. The Company carries insurance against liability for certain types of risks. Although the amount of liability that could result from any litigation cannot be predicted, in the opinion of management, the Company's potential liability on all known claims would not have a material adverse effect on the consolidated financial position or results of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

Executive Officers of the Company

     The executive officers of the Company and their respective ages are as follows:

         Name              Age                  Position
         ----              ---                  --------
Charles R. Stuckey, Jr.    54        Chairman, President, Chief Executive
                                       Officer and Director
D. James Bidzos            41        Executive Vice President and Director
Arthur W. Coviello, Jr.    43        Executive Vice President, Treasurer and
                                       Chief Financial Officer
John Adams                 55        Senior Vice President, Engineering
Gary A. Rogers             42        Senior Vice President, World Wide Sales
                                       and Field Operations
W. David  Power            43        Vice President, Marketing
Linda E. Saris             44        Vice President, Operations

     Mr. Stuckey joined the Company as President in January 1987, was appointed Chief Executive Officer and elected a director of the Company in March 1987 and appointed Chairman of the Board in July 1996. From 1984 to January 1987, Mr. Stuckey served as Vice President of Scientific Information Services, a systems and commercial data service company and a division of Control Data Corporation.

     Mr. Bidzos joined SDI as an Executive Vice President in July 1996. He joined RSA in 1986 and has served as RSA's President and Chief Executive Officer and as a director since 1988. Mr. Bidzos also is Chairman and a founder of VeriSign, a company specializing in providing public-key certificates and related products and services, and a director and a founder of Terisa Systems, Inc., a company specializing in security protocols for the World Wide Web. He also is a director of the Electronic Privacy Information Center. Mr. Bidzos became a director of SDI following the acquisition of RSA by SDI in July 1996.

     Mr. Coviello joined the Company as Executive Vice President in September 1995 and was appointed Treasurer and Chief Financial Officer in October 1995. From January 1994 to August 1995, Mr. Coviello served as Chief Operating Officer and from March 1992 to January 1994, Mr. Coviello served as Vice President, Finance and Administration, Chief Financial Officer and Treasurer of CrossComm Corporation, a developer of inter-networking products. From April 1984 to January 1992, Mr. Coviello served as Vice President, Finance and Operations of Autographix, Inc., a computer graphics company.

     Mr. Adams joined the Company as Senior Vice President, Engineering, in March 1996 after over twenty years of diversified management, engineering and network service for Digital Equipment Corporation. From 1976 to 1996, Mr. Adams served in a number of diversified positions with Digital Equipment Corporation, including Vice President and Technical Director of the company's Network Operating Systems Division from 1991 to 1996. Prior to joining Digital Equipment Corporation, Mr. Adams served as a structural engineer for Mitchell Systems.

     Mr. Rogers joined the Company as Senior Vice President, World Wide Sales and Field Operations in February, 1997. From 1994 to 1996, Mr. Rogers served as Vice President, International Sales and Operations with Bay Networks, Inc. Before joining Bay Networks, Inc., from 1992 to 1994, Mr. Rogers was Vice President, Sales and Operations - Europe with Wellfleet Communications, Inc. Prior to joining Wellfleet Communications, Inc., Mr. Rogers served in a number of positions with several other organizations, including managerial-level sales and marketing positions.

     Mr. Power joined the Company as Vice President, Marketing in November 1996. Mr. Power served as Vice President with Nets, Inc. (comprising two divisions, Industry Net and Business Net, formerly AT&T New Media Services Division) in 1995 and 1996. From 1992 to 1995, Mr. Power served as Vice President and General Manager for two Sun Microsystems business units: SunSoft PC Desktop Integration Products and SunSelect. Before joining Sun Microsystems, Mr. Power was a Vice President at Mercer Management Consulting, a marketing and strategic consulting firm, from 1980 to 1992.

     Ms. Saris joined the Company as Vice President, Finance and Operations, Treasurer and Chief Financial Officer in June 1989, and has served as Vice President, Operations since October 1995. From 1980 to 1989, Ms. Saris served in a number of positions, including Senior Vice President and General Manager and Vice President of Finance, with Clinical Data, Inc., a medical technology and services company.

                                     PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been trading on the Nasdaq National Market under the symbol "SDTI" since the Company's public offering on December 14, 1994. The following table sets forth for the fiscal periods indicated the high and low sales prices per share of Common Stock as reported on the Nasdaq National Market and after giving effect to both of the Company's two-for-one splits of its Common Stock in the form of stock dividends, which became effective as of October 30, 1995 and November 15, 1996, respectively.

                                                      Fiscal 1995
                                                      -----------
                                                  High          Low
                                                  ----          ---
      First Quarter                             $  9.00       $ 4.375
      Second Quarter                              11.625        7.00
      Third Quarter                               12.00         8.875
      Fourth Quarter                              29.125       11.00

                                                      Fiscal 1996
                                                      -----------
                                                  High          Low
                                                  ----          ---
      First Quarter                             $ 33.00      $ 21.25
      Second Quarter                              54.00        23.125
      Third Quarter                               48.375       25.625
      Fourth Quarter                              43.00        29.75

     There were 259 stockholders of record of the Company's Common Stock as of March 20, 1997.

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is contained under the caption "Selected Consolidated Financial Data" appearing in the Company's 1996 Annual Report to Stockholders (the "1996 Annual Report") and is incorporated herein by this reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the Company's 1996 Annual Report and is incorporated herein by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is contained in the Consolidated Financial Statements appearing in the Company's 1996 Annual Report and is incorporated herein by this reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is contained in part under the caption "Executive Officers of the Company" in PART I hereof, and the remainder is contained in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held on April 24, 1997 (the "1997 Proxy Statement") under the captions "PROPOSAL 1 ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and is incorporated herein by this reference.

     Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is contained under the captions "Director Compensation," "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in the Company's 1997 Proxy Statement and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained in the Company's 1997 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained under the caption "Certain Transactions" appearing in the Company's 1997 Proxy Statement and is incorporated herein by this reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Documents filed as a part of this Form 10-K:

          1. Financial Statements. The Consolidated Financial Statements are included in the Company's 1996 Annual Report, which is filed as an exhibit to this Annual Report on Form 10-K. The Consolidated Financial Statements include:

                  Consolidated Balance Sheets
                  Consolidated Statements of Income
                  Consolidated Statements of Stockholders' Equity
                  Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements

          2. Financial Statement Schedules. The Financial Statement Schedules,
Schedule II, "Valuation and Qualifying Accounts" and the Report of Ernst & Young LLP, Independent Auditors follow immediately after the "Exhibit Index".

          3. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K:

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SECURITY DYNAMICS TECHNOLOGIES, INC.

                              By: /s/ Charles R. Stuckey, Jr.
                                 ------------------------------------
                                 Charles R. Stuckey, Jr.
                                 Chairman, President and Chief Executive Officer

Date:  March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                            Date

/s/ Charles R. Stuckey, Jr.     Chairman, President and         March 26, 1997
---------------------------     Chief Executive Officer
Charles R. Stuckey, Jr.         (Principal Executive Officer)

/s/ Arthur W. Coviello, Jr.     Executive Vice President,       March 26, 1997
---------------------------     Chief Financial Officer
Arthur W. Coviello, Jr.         and Treasurer
                                (Principal Financial and
                                Accounting Officer)

/s/ D. James Bidzos             Director                        March 26, 1997
---------------------------
D. James Bidzos

/s/ Richard L. Earnest          Director                        March 26, 1997
---------------------------
Richard L. Earnest

/s/ Joseph B. Lassiter, III     Director                        March 26, 1997
---------------------------
Joseph B. Lassiter, III

/s/ George M. Middlemas         Director                        March 26, 1997
---------------------------
George M. Middlemas

/s/ Marino R. Polestra          Director                        March 26, 1997
---------------------------
Marino R. Polestra

/s/ Sanford M. Sherizen         Director                        March 26, 1997
---------------------------
Sanford M. Sherizen

                                  Exhibit Index
                                  -------------

Exhibit
  No.                              Description                              Page
  ---                              -----------                              ----

   2      Agreement and Plan of Merger, dated as of April 14, 1996,
          among the Registrant, Card-Key Inc. and RSA Data Security,
          Inc. ("RSA") (filed as an Annex to the Joint Proxy Statement and Prospectus constituting a part of the Registrant's
          Registration Statement on Form S-4 (File No. 333-7265) (the
          "Form S-4") and incorporated herein by reference) .................  *

   3.1    Third Restated Certificate of Incorporation, as amended, of the Registrant (filed as Exhibit 3 to the Registrant's
          Quarterly Report on Form 10-Q for the Quarter Ended
          September 30, 1996 and incorporated herein by reference) ..........  *

   3.2    Amended and Restated By-Laws, as amended, of the Registrant
          (filed as Exhibit 3.3 to the Registrant's Registration
          Statement on Form S-1 (File No. 33-85606) (the "Form S-1")
          and incorporated herein by reference) .............................  *

   4      Specimen Certificate for shares of Common Stock, $.01 par
          value, of the Registrant (filed as Exhibit 4.1 to the Form
          S-1 and incorporated herein by reference) .........................  *

 #10.1    1986 Stock Option Plan, as amended (filed as Exhibit 10.1 to the Form S-1 and incorporated herein by reference) ................  *

 #10.2    1994 Stock Option Plan, as amended ................................

 #10.3    1994 Director Stock Option Plan, as amended .......................

 #10.4    1994 Employee Stock Purchase Plan, as amended .....................

 #10.5    Employment Agreement between the Registrant and Charles R.
          Stuckey, Jr., dated as of July 9, 1993 (filed as Exhibit
          10.5 to the Form S-1 and incorporated herein by reference) ........  *

 #10.6    Employment Agreement, dated as of April 14, 1996, as
          amended, among the Registrant, RSA and D. James Bidzos
          (filed as Exhibit 10.18 to the Form S-4 and incorporated
          herein by reference) ..............................................  *

 #10.7    Letter Agreement between the Registrant and Arthur W.
          Coviello, Jr., dated as of August 21, 1995 (filed as Exhibit
          10 to the Registrant's Quarterly Report on Form 10-Q for the
          Quarter Ended September 30, 1995 and incorporated herein by reference) ........................................................  *

 #10.8    Letter Agreement between the Registrant and Linda E. Saris, dated as of May 1, 1989 (filed as Exhibit 10.7 to the Form
          S-1 and incorporated herein by reference) .........................  *

  10.9    Amended and Restated Registration Rights Agreement, dated as of September 7, 1988, as amended, among the Registrant and certain stockholders of the Registrant (filed as Exhibit
          10.11 to the Form S-1 and incorporated herein by reference) .......  *

  10.10   Amendment to Amended and Restated Registration Rights
          Agreement, dated as of October 31, 1995, among the
          Registrant and certain stockholders of the Registrant (filed as Exhibit 10.19 to the Registrant's Registration Statement
          on Form S-1 (File No. 33-98818) and incorporated herein by reference) ........................................................  *

  10.11   Stock Restriction Agreement between the Registrant Richard
          L. Earnest, dated October 25, 1994 (filed as Exhibit 10.13 to the Form S-1 and incorporated herein by reference) .............  *

**10.12   Terms and Conditions of Purchase, dated January 1, 1994,
          between the Registrant and Gould Electronics (filed as
          Exhibit 10.15 to the Form S-1 and incorporated herein by
          reference) ........................................................  *

**10.13   Letter, dated October 12, 1994, from Sanyo Electric Co.,
          LTD. to the Registrant (filed as Exhibit 10.16 to the Form
          S-1 and incorporated herein by reference) .........................  *

**10.14   Agreement between the Registrant and Progress Software
          Corporation, dated December 1994 (filed as Exhibit 10.17 to the Form S-1 and incorporated herein by reference) ................  *

  10.15   Indenture of Lease, dated as of March 11, 1996, between the
          Registrant and Beacon Properties, L.P. (filed as Exhibit
          10.17 to the Form S-4 and incorporated herein by reference) .......  *

  10.16 Stockholder Agreement, dated as of April 14, 1996, among the Registrant, RSA and Addison Fischer (filed as Exhibit 10.19 to the Form S-4 and incorporated herein by reference) .............  *

  10.17 Stockholder Agreement, dated as of April 14, 1996, among the Registrant, RSA and D. James Bidzos (filed as Exhibit 10.20 to the Form S-4 and incorporated herein by reference) .............  *

  10.18 Stockholder Agreement, dated as of April 14, 1996, among the Registrant, RSA and Ronald Rivest (filed as Exhibit 10.21 to the Form S-4 and incorporated herein by reference) ................  *

  11      Computation of Income Per Common Share ............................

  13      Portions of the Registrant's 1996 Annual Report to
          Stockholders (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K) .....................

  21      Subsidiaries of the Registrant ....................................

  23.1    Consent and Report on Schedule of Deloitte & Touche LLP ...........

  23.2    Consent of Ernst & Young LLP, Independent Auditors ................

  27      Financial Data Schedule ...........................................

----------
*    Incorporated herein by reference.

** Confidential treatment previously granted by the Securities and Exchange Commission as to certain portions.

# Management contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
RSA Data Security, Inc.

We have audited the consolidated balance sheets of RSA Data Security, Inc. as of December 31, 1995 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1995 and 1994 (not presented separately herein). Our audits also included the financial statement schedule of RSA Data Security, Inc. (not presented separately herein) listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RSA Data Security, Inc. at December 31, 1995 and the consolidated results of its operations and its cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                               Ernst & Young LLP

April 8, 1996

                                                                     SCHEDULE II

SECURITY DYNAMICS TECHNOLOGIES, INC.
AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------


                                                             Charged
                                         Balance at         to Costs                             Balance
                                         Beginning             and                               at End
                                         of Period          Expenses         Deductions         of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
For the year ended December 31, 1996     $  723,715        $  223,120        $  419,877        $  526,958
For the year ended December 31, 1995        415,785           541,000           233,070           723,715
For the year ended December 31, 1994        230,000           185,785                --           415,785

ACCRUED WARRANTY COSTS:
For the year ended December 31, 1996     $  105,000        $  128,000        $  128,000        $  105,000
For the year ended December 31, 1995        105,000            64,000            64,000           105,000
For the year ended December 31, 1994        105,000            37,000            37,000           105,000
