Form 10-Q
period 1997-03-31
SECURITY DYNAMICS TECHNOLOGIES INC /DE/
filed 1997-05-15
CIK 932064

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                            ------------------------

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

     AS OF APRIL 30, 1997, THERE WERE 35,031,136 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

================================================================================

                      SECURITY DYNAMICS TECHNOLOGIES, INC.
                                   FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.....................................................      3

           Condensed Consolidated Balance Sheets as of March 31, 1997 (unaudited)
           and December 31, 1996....................................................      3

           Condensed Consolidated Statements of Income for the three months ended
           March 31, 1997 and 1996 (unaudited)......................................      4

           Condensed Consolidated Statements of Cash Flows for the three months
           ended March 31, 1997 and 1996 (unaudited)................................      5

           Notes to Condensed Consolidated Financial Statements.....................      6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations............................................................      8

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.........................................     13

           Signature................................................................     14

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     MARCH 31,       DECEMBER 31,
                                                                       1997              1996
                                                                     ---------       ------------
                                                                     (UNAUDITED)
                              ASSETS
Current assets:
  Cash and equivalents.............................................   $ 14,310         $  9,512
  Marketable securities............................................     89,208           95,320
  Accounts receivable (less allowance for doubtful accounts of $546
     in 1997 and $507 in 1996).....................................     13,593           13,293
  Inventory........................................................      2,798            2,606
  Prepaid expenses and other.......................................      5,416            4,204
  Deferred taxes...................................................        248               --
                                                                      --------         --------
       Total current assets........................................    125,573          124,935
                                                                      --------         --------
Property and equipment -- net......................................     10,534           10,108
                                                                      --------         --------
  Other:
  Investments......................................................      2,187            2,924
  Capitalized software costs, net and purchased technology.........        168              197
  Deferred taxes...................................................      1,089            1,026
  Other............................................................      1,026              752
                                                                      --------         --------
       Total Other.................................................      4,470            4,899
                                                                      --------         --------
Total..............................................................   $140,577         $139,942
                                                                      ========         ========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................   $  3,090         $  5,119
  Accrued payroll and related benefits.............................      3,565            4,465
  Accrued expenses and other.......................................      1,944            2,187
  Income taxes payable.............................................         --               51
  Deferred revenue.................................................      4,145            4,877
  Deferred taxes...................................................         --              603
                                                                      --------         --------
       Total current liabilities...................................     12,744           17,302
                                                                      --------         --------
Minority Interest..................................................      1,686            1,194
                                                                      --------         --------
Commitments and Contingencies

Stockholders' equity:
  Common stock, $.01 par value; authorized, 80,000,000 shares;
     issued, 35,016,440 and 34,389,593 shares in 1997 and 1996;
     outstanding, 35,016,144 and 34,389,297 shares in 1997 and
     1996..........................................................        350              344
  Additional paid-in capital.......................................    102,909          101,424
  Retained earnings................................................     21,150           16,420
  Deferred stock compensation......................................       (157)            (174)
  Treasury stock, common, at cost, 296 shares in 1997 and 1996.....         --               --
  Cumulative translation adjustment................................       (287)             (48)
  Unrealized gain on marketable securities -- net..................      2,182            3,480
                                                                      --------         --------
       Total stockholders' equity..................................    126,147          121,446
                                                                      --------         --------
Total..............................................................   $140,577         $139,942
                                                                      ========         ========

           See notes to condensed consolidated financial statements.

             SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ---------------------
                                                                          1997          1996
                                                                         -------       -------
Revenue................................................................  $26,436       $14,862
Cost of revenue........................................................    6,041         3,514
                                                                         -------       -------
Gross profit...........................................................   20,395        11,348
                                                                         -------       -------
Costs and expenses:
  Research and development.............................................    3,481         2,045
  Marketing and selling................................................    7,818         4,440
  General and administrative...........................................    2,798         2,728
                                                                         -------       -------
       Total...........................................................   14,097         9,213
                                                                         -------       -------
Income from operations.................................................    6,298         2,135
Interest and other income..............................................    1,273         1,269
                                                                         -------       -------
Income before provision for income taxes...............................    7,571         3,404
Provision for income taxes.............................................    2,842         1,236
                                                                         -------       -------
Net income.............................................................  $ 4,729       $ 2,168
                                                                         =======       =======
Net income per common and common equivalent share......................  $   .13       $   .06
                                                                         =======       =======
Weighted average number of common and common equivalent shares
  outstanding..........................................................   36,558        36,274
                                                                         =======       =======

           See notes to condensed consolidated financial statements.

             SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       -----------------------
                                                                         1997           1996
                                                                       --------       --------
Cash flows from operating activities:
  Net income.........................................................  $  4,729       $  2,168
  Adjustments to reconcile net income to net cash provided by (used for) operating activities:
     Deferred taxes..................................................       (24)          (265)
     Depreciation and amortization...................................       631            410
     Stock compensation..............................................        17             48
     Increase (decrease) in cash from changes in:
       Accounts receivable...........................................      (263)          (672)
       Inventory.....................................................      (193)           123
       Prepaid expenses and other....................................      (998)          (549)
       Accounts payable..............................................    (2,017)           697
       Accrued payroll and related benefits..........................      (880)          (595)
       Accrued expenses and other....................................      (243)          (375)
       Income taxes payable..........................................       (58)         1,475
       Deferred revenue..............................................      (731)          (887)
                                                                       --------       --------
          Net cash provided by (used for) operating activities.......       (30)         1,578
                                                                       --------       --------
Cash flows from investing activities:
  Purchases of marketable securities.................................   (22,351)       (37,537)
  Proceeds from sales and maturities of marketable securities........    27,019          8,949
  Purchases of property and equipment................................    (1,296)        (1,018)
  Investments and other..............................................      (277)          (229)
                                                                       --------       --------
          Net cash provided by (used for) investing activities.......     3,095        (29,835)
                                                                       --------       --------
Cash flows from financing activities:
  Proceeds from exercise of stock options............................     1,496            354
  Minority interest..................................................       492             --
                                                                       --------       --------
          Net cash provided by financing activities..................     1,988            354
                                                                       --------       --------
Effects of exchange rate changes on cash and equivalents.............      (255)           (23)
                                                                       --------       --------
Net increase (decrease) in cash and equivalents......................     4,798        (27,926)
Cash and equivalents, beginning of period............................     9,512         49,285
                                                                       --------       --------
Cash and equivalents, end of period..................................  $ 14,310       $ 21,359
                                                                       ========       ========

           See notes to condensed consolidated financial statements.

             SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Security Dynamics Technologies, Inc. (the "Company") and its wholly owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

     In February 1997, The Financial Accounting Standards Board issued Statement No. 128 ("SFAS No. 128"), "Earnings per Share", which is required to be adopted in the fourth quarter of 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 and is intended to simplify the computation of earnings per share and to make the U.S. computations more comparable with the international computations. The pro forma basic and diluted earnings per share (as defined by SFAS No. 128) for the three months ended March 31, 1997 would have been $0.14 and $0.13, respectively, and for the three months ended March 31, 1996 would have been $0.06 and $0.06, respectively.

3.  INCOME TAXES

     The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

     Cash payments for income taxes were approximately $3,139 and $1,025 for the three months ended March 31, 1997 and 1996, respectively.

4.  CONTINGENCIES

     The Company has been named as a defendant in legal actions arising from its normal business activities. The Company carries insurance against liability for certain types of risks. Although the amount of liability that could result from any litigation cannot be predicted, in the opinion of management, the Company's potential liability on all known claims would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

             SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES

5.  INVESTMENTS

     In April 1997, an amendment to Rule 144 under the Securities Act of 1933, as amended, became effective, which, among other things, shortened the holding periods for sales of restricted securities under Rule 144. As a result of this amendment, the Rule 144 holding period requirements for certain restricted securities (consisting of certain shares of common stock of other companies which completed initial public offerings in 1996) currently held by the Company will be met in 1997. Accordingly, these restricted securities, which have a cost of $738, have been reclassified from investments to marketable securities as of March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS)

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

RESULTS OF OPERATIONS

     The following table sets forth income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items, for the three months ended March 31, 1997 and 1996.

                                                                 PERCENTAGE OF     PERIOD-TO-PERIOD
                                                                 TOTAL REVENUE          CHANGE
                                                               -----------------   ----------------
                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                               ------------------------------------
                                                               1997        1996
                                                               -----       -----
Revenue......................................................  100.0%      100.0%         77.9%
Cost of revenue..............................................   22.9        23.6          71.9
                                                               -----       -----         -----
Gross profit.................................................   77.1        76.4          79.7
                                                               -----       -----         -----
Costs and expenses:
  Research and development...................................   13.2        13.8          70.2
  Marketing and selling......................................   29.5        29.9          76.1
  General and administrative.................................   10.6        18.3           2.6
                                                               -----       -----         -----
          Total..............................................   53.3        62.0          53.0
                                                               -----       -----         -----
Income from operations.......................................   23.8        14.4         195.0
Interest income and other....................................    4.9         8.5           0.3
                                                               -----       -----         -----
Income before provision for income taxes.....................   28.7        22.9         122.4
Provision for income taxes...................................   10.8         8.3         129.9
                                                               -----       -----         -----
Net income...................................................   17.9%       14.6%        118.1%
                                                               =====       =====         =====

REVENUE

     The Company's revenue is derived principally from the sales of SecurID tokens, software license fees from ACE/Server and ACM software products and licensing of developer toolkit products and patent license fees, sales of ACM hardware products; and sales of maintenance services and royalty income.

     Total revenue increased 77.9% in the first quarter of 1997 to $26,436 from $14,862 in the first quarter of 1996. This increase in revenue reflected increases in unit sales of all of the Company's products, except ACM/400 and ACM/1600 hardware products. Approximately 40% of the increase in revenue was attributable to increased sales of SecurID tokens. Approximately 25% of the increase in revenue was attributable to increased toolkit licensing. Approximately 24% of the increase in revenue was attributable to increased sales of ACE/Server and ACM software products. The balance of the increase in revenue resulted from increased revenue from patent license fees and maintenance fees offset in part by decreased hardware revenue. The Company believes that the overall increase in sales was attributable in part to growth of the information security market, with the Internet and corporate intranets continuing to play significant roles in developing new opportunities for the Company's business.

     International revenue (excluding Canada and Latin America) increased 88.6% in the first quarter of 1997 to $4,366 from $2,315 in the first quarter of 1996 and accounted for 16.5% and 15.6% of total revenue in the first quarters of 1997 and 1996, respectively. This increase in international revenue was primarily attributable to the continuing expansion of the Company's international direct sales force and increased market penetration of the Company's products in foreign markets.

COST OF REVENUE AND GROSS PROFIT

     The Company's cost of revenue consists primarily of costs associated with the manufacture and delivery of SecurID tokens and hardware products. The Company's utilizes assembly contractors for most manufacturing. Cost of revenue also includes royalty fees incurred on the sale of ACE/Server software and royalty fees payable on the licensing of patent technology. Cost of revenue includes customer support costs and production costs, which include labor costs associated with the programming of SecurID tokens, inspection and quality control functions and shipping costs.

     The Company's gross profit increased 79.7% in the first quarter of 1997 to $20,395, or 77.1% of revenue, from $11,348, or 76.4% of revenue, in the first quarter of 1996. Approximately 38% of the increase in gross profit was attributable to increased unit sales of SecurID tokens. Approximately 34% of the increase in gross profit was attributable to increased licensing sales of RSA's toolkit technology. Approximately 27% of the increase in gross profit was attributable to increased licensing sales of ACE/Server software. In addition, gross profit increased due to increased patent licensing sales, royalties and maintenance revenues, offset in part by reduced sales of ACM/400 and ACM/1600 hardware units. Gross profit as a percentage of revenue increased due to increased sales of software products, which have higher margins, relative to sales of hardware products.

     In the future, gross profit may continue to be affected by several factors, including changes in product mix and distribution channels (for example, the Company's SecurVAR program), price reductions (resulting from volume discounts or otherwise), competition, increased costs of revenue (including increases in material costs associated with the manufacture of SecurID tokens and hardware products) and other factors.

RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of personnel costs as well as fees for development services provided by consultants.

     Research and development expenses increased 70.2% in the first quarter of 1997 to $3,481 from $2,045 in the first quarter of 1996, and decreased as a percentage of revenue to 13.2% from 13.8%. Approximately 88.0% of the increase in research and development expenses in the first quarter of 1997 resulted from employment of additional staff. The remainder of the increase was attributable to purchases of computer equipment resulting in higher depreciation charges, occupancy expenses and consulting expenses.

MARKETING AND SELLING

     Marketing and selling expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel and marketing program expenses.

     Marketing and selling expenses increased 76.1% in the first quarter of 1997 to $7,818 from $4,440 in the first quarter of 1996, but decreased as a percentage of revenue to 29.5% from 29.9%. Approximately 47.1% of the increase in marketing and selling expenses was attributable to the employment of additional staff. Approximately 22% of the increase in marketing and selling expenses resulted from increased travel expenses and marketing program expenses. Approximately 15% of the increase in marketing and selling expenses was attributable to sales commissions on increased revenues.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of personnel costs for administration, finance, human resources and general management as well as legal and accounting expenses.

     General and administrative expenses increased 2.6% in the first quarter of 1997 to $2,798, or 10.6% of revenue, from $2,728, or 18.3% of revenue, in the first quarter of 1996. The increase in general and administrative expenses was due primarily to the employment of additional staff offset in part by a reduction in legal expenses. Legal expenses decreased approximately $750 from the first quarter of 1996 compared to the first quarter of 1997 due to the settlement in 1996 of the legal proceedings between RSA and Cylink.

INTEREST AND OTHER INCOME

     Interest and other income consists primarily of interest earned on the Company's cash balances and marketable securities.

     Interest income increased 0.3% in the first quarter of 1997 to $1,273 from $1,268 in the first quarter of 1996.

PROVISION FOR INCOME TAXES

     The provision for income taxes increased to $2,842 during the first quarter of 1997 from $1,236 in the first quarter of 1996. This increase was primarily the result of higher, pre-tax income and a higher effective tax rate during the first quarter of 1997. The Company's estimated effective tax rate increased to 37.5% in the first quarter of 1997 from 36.3% in the first quarter of 1996 due to higher tax rates associated with foreign income, which increased relative to domestic income.

NET INCOME

     As a result of the above factors, net income in the first quarter of 1997 increased to $4,729, or 17.9% of revenue, from $2,168, or 14.6% of revenue, in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had cash and marketable securities of $103,518 and working capital of $112,829. The Company has generally funded its operations primarily from cash generated from its operating activities. During the first quarter of 1996 and 1997, the Company used the cash provided by operations principally for working capital needs.

     The Company's capital expenditures for the first quarter of 1997 were $1,296. Capital expenditures for the first quarter of 1997 related primarily to additional leasehold improvements, office furniture and equipment, as well as computer equipment for product development, testing and support to accommodate the Company's continued growth. The Company generated $1,496 of cash from the exercise of stock options and generated $492 in cash from the sale of a minority interest in RSA, Japan subsidiary, in the quarter ended March 31, 1997.

     In March 1996, the Company entered into a noncancelable operating lease expiring in 2006 for new corporate offices in Bedford, Massachusetts. The Company commenced its tenancy in August 1996. The new facility consists of approximately 75,000 square feet of office space, and the annual base rent for the first year is $956, increasing annually up to $1,180 for years five through ten.

     In November 1996, the Company amended its agreement with Progress Software for the right to use certain of its software to enhance the functionality of the Company's ACE/Server software. In order to obtain favorable pricing, the Company pre-paid $1,500 and $1,250 during the first and fourth quarters of 1996, respectively, and pre-paid $2,500 during the first quarter of 1997.

     The Company intends to seek acquisitions of businesses, products and technologies that are complementary to those of the Company. The Company is continuing to identify and prioritize additional security technologies which it may wish to develop, either internally or through the licensing or acquisition of products from first parties. While the Company engages from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that the Company will be able to successfully integrate any acquired business. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms which are not favorable to the Company and, in the case of equity financings, may result in dilution to the Company's stockholders.

     The Company believes that working capital will be sufficient to meet its anticipated cash requirements through at least 1998.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

     A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, general economic conditions, the Company's continued ability to develop and introduce products, the introduction of new products by competitors, pricing practices of competitors, expansion of the Company's sales distribution capability, the cost and availability of components and the Company's ability to control costs.

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

     The Company's success is also dependent on the success of its Enterprise Security Services, which is a security solution being developed by the Company that would enable organizations to support and manage the growing use of public and private keys, digital signatures and digital certificates for assuring confidentiality and privacy on an enterprise-wide scale. The success of Enterprise Security Services is dependent on a number of factors, including without limitation delays in product development, undetected software errors or bugs, competitive pressures, technical difficulties, market acceptance of new technologies, including without limitation the use and implementation of various certificate management and key management technologies, changes in customer requirements and government regulations, delays in developing strategic partnerships and general economic conditions.

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

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibits

     The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Quarterly Report on Form 10-Q.

  b) Reports on Form 8-K:

     None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SECURITY DYNAMICS TECHNOLOGIES, INC.

                                            /s/ ARTHUR W. COVIELLO, JR.
                                    --------------------------------------------
                                    Arthur W. Coviello, Jr.
                                    Executive Vice President,
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Dated: May 14, 1997

                                  EXHIBIT INDEX

ITEM       DESCRIPTION

11         Computation of Income Per Common and Common Equivalent Share.

27         Financial Data Schedule.