Form 10-Q
period 1997-06-30
SECURITY DYNAMICS TECHNOLOGIES INC /DE/
filed 1997-08-12
CIK 932064

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

              For the quarterly period ended June 30, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


                         Commission File Number: 0-25120

                      SECURITY DYNAMICS TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                               04-2916506
    (State or Other Jurisdiction                   (I.R.S. Employer
  of Incorporation or Organization)               Identification No.)


                                 20 CROSBY DRIVE
                                BEDFORD, MA 01730
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (617) 687-7000
     -----------------------------------------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                               Yes    X    No
                                   -------     -------

As of July 31, 1997, there were 37,815,552 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                      SECURITY DYNAMICS TECHNOLOGIES, INC.
                                    FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I.         FINANCIAL INFORMATION
Item 1.         Financial Statements

                Condensed Consolidated Balance Sheets as of
                June 30, 1997 (unaudited) and December 31,
                1996                                                         3

                Condensed Consolidated Statements of Income
                for the Three and Six Months Ended June 30,
                1997 and 1996 (unaudited)                                    4

                Condensed Consolidated Statements of Cash
                Flows for the Six Months Ended June 30, 1997
                and 1996 (unaudited)                                         5

                Notes to Condensed Consolidated Financial
                Statements                                                   6

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations                9

PART II.        OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security
                Holders                                                      16

Item 6.         Exhibits and Reports on Form 8-K                             17

                Signature                                                    18

                Exhibit Index                                                19



                                       2
                                       -

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

              SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 JUNE 30, 1997         DECEMBER 31, 1996
                                                               -----------------       -----------------
                                                                  (Unaudited)
 ASSETS
 Current assets:
    Cash and equivalents                                            $ 21,828                $  9,512
    Marketable securities                                             86,437                  95,320
    Accounts receivable (less allowance for doubtful
         accounts of $550 in 1997 and $527 in 1996)                   17,391                  13,293
    Inventory                                                          3,189                   2,606
    Prepaid expenses and other                                         5,837                   4,204
    Deferred taxes                                                       304                      --
                                                                    --------                --------
           Total current assets                                      134,986                 124,935
                                                                    --------                --------

Property and equipment - net                                          12,319                  10,108
                                                                    --------                --------

Other:
     Investments                                                       2,187                   2,924
     Capitalized software cost, net and purchased technology             139                     197

     Deferred taxes                                                    1,026                   1,026
     Other                                                               943                     752
                                                                    --------                --------
                Total Other                                            4,295                   4,899
                                                                    --------                --------
Total                                                               $151,600                $139,942
                                                                    ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable                                               $  4,019                $  5,119
     Accrued payroll and related benefits                              5,172                   4,465
     Accrued expenses and other                                        3,121                   2,187
     Income taxes payable                                                 --                      51
     Deferred revenue                                                  4,181                   4,877
     Deferred taxes                                                       --                     603
                                                                    --------                --------
           Total current liabilities                                  16,493                  17,302
                                                                    --------                --------

Minority interests                                                     2,578                   1,194
                                                                    --------                --------

Commitments and contingencies

Stockholders' equity:
       Common stock, $.01 par value; authorized, 80,000,000 shares; issued,
            35,055,430 shares in 1997 and 34,389,593 shares in 1996;
            outstanding, 35,054,921 shares in 1997 and 34,389,297
            shares in 1996                                               351                     344
     Additional paid-in capital                                      103,668                 101,424
     Retained earnings                                                26,651                  16,420
     Deferred stock compensation                                        (141)                   (174)
     Treasury stock, common, at cost,
         509 shares in 1997 and 296 shares in 1996                        --                      --
     Cumulative translation adjustment                                  (127)                    (48)
     Unrealized gain on marketable securities - net                    2,127                   3,480
                                                                    --------                --------
            Total stockholders' equity                               132,529                 121,446
                                                                    --------                --------

   Total                                                            $151,600                 139,942
                                                                    ========                ========

See notes to condensed consolidated financial statements.

                                       3
                                       -

              SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                              Three Months Ended             Six Months Ended
                                                  June 30,                       June 30,
                                           ------------------------      ------------------------
                                              1997          1996            1997          1996
                                           ----------     ---------      ---------     ----------

Revenue                                     $29,662        $17,421        $56,097        $32,283

Cost of revenue                               6,201          3,647         12,241          7,161
                                            -------        -------        -------        -------

Gross profit                                 23,461         13,774         43,856         25,122
                                            -------        -------        -------        -------

Costs and expenses:
    Research and development                  4,050          2,315          7,530          4,360
    Marketing and selling                     8,876          5,144         16,534          9,584
    General and administrative                3,161          2,890          6,120          5,618
                                            -------        -------        -------        -------
         Total                               16,087         10,349         30,184         19,562
                                            -------        -------        -------        -------

Income from operations                        7,374          3,425         13,672          5,560

Interest and other income                     1,376          1,214          2,649          2,483
                                            -------        -------        -------        -------

Income before provision for income
taxes                                         8,750          4,639         16,321          8,043
Provision for income taxes                    3,248          1,755          6,090          2,991
                                            -------        -------        -------        -------

Net income                                  $ 5,502        $ 2,884        $10,231        $ 5,052
                                            =======        =======        =======        =======

Net income per common and
common equivalent share                     $  0.15        $  0.08        $  0.28        $  0.14
                                            =======        =======        =======        =======


Weighted average number of common
and common equivalent shares outstanding     36,629         36,604         36,581         36,398
                                            =======        =======        =======        =======

See notes to condensed consolidated financial statements.


                                       4
                                       -

              SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              Six Months Ended June 30,
                                                                          ---------------------------------
                                                                                1997             1996
                                                                          ---------------    --------------

Cash flows from operating activities:
    Net income                                                                 $ 10,231         $  5,052
    Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
           Deferred taxes                                                           (10)            (108)
           Depreciation and amortization                                          1,398              834
           Stock compensation                                                        33              166
           Increase (decrease) in cash from changes in:
            Accounts receivable                                                  (4,293)          (3,258)
            Inventory                                                              (583)            (920)
            Prepaid expenses and other                                             (536)          (1,441)
            Accounts payable                                                     (1,091)           2,083
            Accrued  payroll and related benefits                                   736             (577)
           Accrued expenses and other                                               932             (220)
            Income taxes payable                                                   (946)            (324)
            Deferred revenue                                                       (696)            (464)
                                                                               --------         --------
                   Net cash provided by operating activities                      5,175              823
                                                                               --------         --------

Cash flows from investing activities:
      Purchases of marketable securities                                        (48,027)         (75,052)
      Proceeds from sales and maturities of marketable securities                55,628           36,382
      Purchases of property and equipment                                        (3,853)          (2,544)
      Investments and other                                                        (143)          (1,382)
                                                                               --------         --------
                   Net cash provided by (used for) investing activities           3,605          (42,596)
                                                                               --------         --------

Cash flows from financing activities:
      Proceeds from exercise of stock options                                     2,261              541
      Proceeds from the sale of minority interests                                1,384               --
                                                                               --------         --------
                   Net cash provided by financing activities                      3,645              541
                                                                               --------         --------

Effects of exchange rate changes on cash and equivalents                         (109))              (37)
                                                                               --------         --------

Net increase (decrease) in cash and equivalents                                  12,316          (41,269)
Cash and equivalents, beginning of period                                         9,512           49,284
                                                                               --------         --------
Cash and equivalents, end of period                                            $ 21,828         $  8,015
                                                                               ========         ========




See notes to condensed consolidated financial statements.


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

              In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

              In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS No. 128"), "Earnings per Share", which is required to be adopted in the fourth quarter of 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 and is intended to simplify the computation of earnings per share and to make the U.S. computations more comparable with international computations. The pro forma basic and diluted earnings per share (as defined by SFAS No. 128) for the three and six months ended June 30, 1997 would have been $0.16 and $0.15 and $0.29 and $0.28, respectively, and for the three and six months ended June 30, 1996 would have been $0.08 and $0.08 and $0.15 and $0.14, respectively.

                                       6
                                       -

3.     Income Taxes

              The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

              Cash payments for income taxes were approximately $3,811 and $6,953 for the three and six months ended June 30, 1997 and $2,396 and $3,675 for the three and six months ended June 30, 1996, respectively.

4.     Subsequent Events

              On July 15, 1997 (the "Effective Date"), the Company acquired DynaSoft AB ("DynaSoft"), a leading provider of security solutions for protecting access to corporate information and applications. The Company issued or reserved for issuance approximately 2.7 million shares of Common Stock in exchange for approximately 95% of the outstanding shares and certain of the outstanding options to acquire shares of DynaSoft. The Company also paid approximately $6 million to certain stockholders of DynaSoft in exchange for the remaining outstanding shares and options. Based on the closing price of the Company's Common Stock on the Nasdaq National Market on July 14, 1997, the transaction is valued at approximately $115 million. The transaction will be accounted for as a pooling of interests. The Company used authorized, but previously un-issued, shares of Common Stock in the acquisition. The number of shares of the Company's Common Stock issued in exchange for DynaSoft's shares was determined in an "arm's length" negotiation and the transaction was unanimously approved by the Boards of Directors of the Company and DynaSoft.

              In connection with the transaction, the Company and certain United States stockholders of DynaSoft entered into a Registration Rights Agreement, dated as of July 15, 1997, pursuant to which the Company has agreed to file a Registration Statement on Form S-3, on or prior to the 40th day following the Effective Date, for the purpose of registering under the Securities Act of 1933 the shares of Common Stock of the Company issued to such stockholders in the transaction.

              In addition, the Company, certain stockholders of DynaSoft, the representative of such DynaSoft stockholders and State Street Bank and Trust Company, as escrow agent, have entered into an Escrow Agreement, dated as of July 15, 1997, providing, among other things, that 10% of the shares of the Company's Common Stock received by such DynaSoft stockholders in the transaction will be held in escrow to reimburse the Company in connection with breaches of representations, warranties or covenants made by such DynaSoft stockholders.

              DynaSoft is based in Stockholm, Sweden and offers a range of security solutions, including secure single sign-on (SSSO) solutions, through its BoKS product family. DynaSoft markets its products worldwide through subsidiaries and also through OEM licensing agreements with Sun Microsystems, Inc., Hewlett-Packard Company, and other companies.




                                       7
                                       -

              The following Unaudited Pro Forma Combined Financial Data has been derived from the historical financial statements of the Company and DynaSoft and give effect to the acquisition of DynaSoft as a pooling of interests. For the purposes of the pro forma combined financial data, the Company's financial data for the three and six months ended June 30, 1997 and for the three and six months ended June 30, 1996 have been combined with DynaSoft's financial data for the same periods.

       The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the acquisition of DynaSoft had been consumated prior to June 30, 1997 or of future operating results or financial position of the combined companies.


                   UNAUDITED PRO FORMA COMBINED FINANCIAL DATA
                      (In thousands, except per share data)

                                                       Three Months Ended              Six Months Ended
                                                             June 30,                      June 30,
                                                  ----------------------------    --------------------------
                                                     1997              1996           1997           1996
                                                  -----------      -----------    ------------   -----------

Revenue                                           $32,955            $19,821        $61,374          $36,111

Net income                                          5,515              3,111         10,076            5,454

Net income per common
    and common equivalent share                   $   .14            $   .08        $   .26          $   .14
                                                  =======            =======        =======          =======

Weighted average number of  common and
    common equivalent shares outstanding           39,527             39,039         39,418           38,398
                                                  =======            =======        =======          =======


                                       8
                                       -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS
                                (IN THOUSANDS)

OVERVIEW

       This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may bedeemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors that May Affect Future Results."

RESULTS OF OPERATIONS

       The following table sets forth income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items, for the three and six months ended June 30, 1997 and 1996.



                                           Percentage                                    Percentage
                                            of Total          Period-to-Period            of Total            Period-to-Period
                                             Revenue                Change                 Revenue                 Change
                                             -------                ------                 -------                 ------
                                          Three months Ended June 30,                      Six months Ended June 30,
                                      1997           1996                           1997             1996
                                      ----           ----                            ----            ----
----------------------
Revenue                              100.0%          100.0%           70.3%          100.0%          100.0%           73.8%
Cost of  revenue                      20.9            20.9            70.0            21.8            22.2            70.9
                                     -----           -----           -----           -----           -----           -----
Gross profit                          79.1            79.1            70.3            78.2            77.8            74.6
                                     -----           -----           -----           -----           -----           -----

Costs and expenses:
    Research and development          13.6            13.3            74.9            13.4            13.5            72.7
    Marketing and selling             29.9            29.5            72.6            29.5            29.7            72.5
    General and administrative        10.7            16.6             9.4            10.9            17.4             8.9
                                     -----           -----           -----           -----           -----           -----
        Total                         54.2            59.4            55.4            53.8            60.6            54.3
                                     -----           -----           -----           -----           -----           -----

Income from operations                24.9            19.7           115.3            24.4            17.2           145.9

Interest income and other              4.6             6.9            13.3             4.7             7.7             6.7
                                     -----           -----           -----           -----           -----           -----

Income before provision for
    income taxes                      29.5            26.6            88.6            29.1            24.9           102.9
Provision for income taxes            11.0            10.0            85.1            10.9             9.3           103.7
                                     -----           -----           -----           -----           -----           -----
Net income                            18.5%           16.6%           90.7%           18.2%           15.6%          102.5%
                                     =====           =====           =====           =====           =====           =====



                                       9
                                       -

REVENUE

       The Company's revenue is derived principally from the sales of SecurID tokens, software license fees from ACE/Server and ACM software products, licensing of B/Safe, Tipem and B/Cert toolkits, licensing of patented technology, sales of ACM hardware products and revenues from maintenance and professional services.

       Total revenue increased 70.3% in the second quarter of 1997 to $29,662 from $17,421 in the second quarter of 1996. Total revenue increased 73.8% in the first six months of 1997 to $56,097 from $32,283 in the first six months of 1996. This increase in revenue reflects increases in unit sales of all of the Company's products, except ACM/400 and ACM/1600 hardware products. During the second quarter and first six months of 1997 approximately 40% and 44%, respectively, of the increase in revenue was attributable to increased sales of SecurID tokens, approximately 30% and 27%, respectively, of the increase in revenue was attributable to increased toolkit licensing, and approximately 21% and 18%, respectively, of the increase in revenue was attributable to increased sales of ACE/Server and ACM software products. The balance of the increase in revenue resulted from increased fees from patent licenses and maintenance services offset by decreased hardware revenue. The Company believes that the overall increase in sales was attributable in part to growth of the information security market, with the Internet and corporate intranets continuing to play significant roles in developing new opportunities for the Company.

       International revenue (excluding Canada and Latin America) increased 110.7% in the second quarter of 1997 to $7,212 from $3,422 in the second quarter of 1996 and increased 101.8% in the first six months of 1997 to $11,577 from $5,738 in the first six months of 1996. International revenue accounted for 24.3% and 19.6% of total revenue in the second quarters of 1997 and 1996, respectively, and 20.6% and 17.8% of total revenue in the first six months of 1997 and 1996, respectively. These increases in international revenue were primarily attributable to the continuing expansion of the Company's international direct sales force and increased market penetration of the Company's products in foreign markets.

COST OF REVENUE AND GROSS PROFIT

       The Company's cost of revenue consists primarily of costs associated with the manufacture and delivery of SecurID tokens and hardware products. The Company utilizes assembly contractors for most manufacturing. Cost of revenue also includes royalty fees incurred on the sale of ACE/Server software, royalty fees payable on the licensing of patented technology, customer support costs and production costs, which include labor costs associated with the programming of SecurID tokens, inspection and quality control functions and shipping costs.



                                       10
                                       --

       The Company's gross profit increased 70.3% in the second quarter of 1997 to $23,461, or 79.1% of revenue, from $13,774, or 79.1% of revenue, in the second quarter of 1996, and increased 74.6% in the first six months of 1997 to $43,856, or 78.2% of revenue, from $25,122, or 77.8% of revenue, in the first six months of 1996. During the second quarter and first six months of 1997 approximately 36% and 42%, respectively, of the increases in gross profit were attributable to increased unit sales of SecurID tokens, approximately 33% and 32%, respectively, of the increases in gross profit were attributable to increased licensing sales of toolkit technology, and approximately 24% and 20%, respectively, of the increases in gross profit were attributable to increased licensing sales of ACE/Server software. In addition, gross profit increased primarily due to increased patent licensing fees, royalties and maintenance revenues, offset by reduced sales of ACM/400 and ACM/1600 hardware units. Gross profit as a percentage of revenue increased primarily due to increased sales of software products and patent licensing fees, which have higher margins, relative to sales of hardware products.

       In the future, gross profit may continue to be affected by several factors, including changes in product mix and distribution channels, price reductions (resulting from volume discounts or otherwise), competition, increased costs of revenue (including increases in material costs associated with the manufacture of SecurID tokens and hardware products) and other factors.


RESEARCH AND DEVELOPMENT

       Research and development expenses consist primarily of personnel costs as well as fees for development services provided by consultants.

       Research and development expenses increased 74.9% in the second quarter of 1997 to $4,050 from $2,315 in the second quarter of 1996, and increased 72.7% in the first six months of 1997 to $7,530 from $4,360 in the first six months of 1996. Research and development expenses increased as a percentage of revenue in the second quarter of 1997 to 13.6% from 13.3% in the second quarter of 1996, but decreased as a percentage of revenue in the first six months of 1997 to 13.4% from 13.5% in the first six months of 1996. During the second quarter and first six months of 1997 approximately 83.4% and 74.1%, respectively, of the increases in research and development expenses resulted from employment of additional staff. The remainder of the increases in research and development were attributable to purchases of computer equipment, resulting in higher depreciation charges, occupancy expenses and consulting expenses.

MARKETING AND SELLING

       Marketing and selling expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel and marketing program expenses.


                                       11
                                       --

       Marketing and selling expenses increased 72.6% in the second quarter of 1997 to $8,876 from $5,144 in the second quarter of 1996, and increased 72.5% in the first six months of 1997 to $16,534 from $9,584 in the first six months of 1996. Marketing and selling expenses increased as a percentage of revenue in the second quarter of 1997 to 29.9% from 29.5% in the second quarter of 1996, and decreased as a percentage of revenue in the first six months of 1997 to 29.5% from 29.7% in the first six months of 1996. During the second quarter and first six months of 1997 approximately 46% and 46%, respectively, of the increase in marketing and selling expenses resulted from employment of additional staff, approximately 10% and 13%, respectively, of the increases in marketing and selling expenses were attributable to sales commissions on increased revenues, and approximately 19% and 19%, respectively, of the increases in marketing and selling expenses resulted from increased travel expenses and marketing program expenses.

GENERAL AND ADMINISTRATIVE

       General and administrative expenses consist primarily of personnel costs for administration, finance, human resources and general management as well as legal and accounting expenses.

       General and administrative expenses increased 9.4% in the second quarter of 1997 to $3,161 from $2,890 in the second quarter of 1996, and increased 8.9% in the first six months of 1997 to $6,120 from $5,618 in the first six months of 1996. General and administrative expenses decreased as a percentage of revenue in the second quarter of 1997 to 10.7% from 16.6% in the second quarter of 1996, and decreased as a percentage of revenue in the first six months of 1997 to 10.9% from 17.4% in the first six months of 1996. The increases in general and administrative expenses were due to the employment of additional staff offset by reduced legal expenses. Legal expenses decreased approximately $545 and $1,299 from the second quarter and first six months of 1996, respectively, compared to the second quarter quarter and first six months of 1997 due to the settlement of legal proceedings in 1996.

INTEREST AND OTHER INCOME

       Interest and other income consists primarily of interest earned on the Company's cash balances and marketable securities.

       Interest income increased 13.3% in the second quarter of 1997 to $1,376 from $1,214 in the second quarter of 1996, and increased 6.7% in the first six months of 1997 to $2,649 from $2,483 in the first six months of 1996.

PROVISION FOR INCOME TAXES

       The provision for income taxes increased to $3,248 during the second quarter of 1997 from $1,755 in the second quarter of 1996, and increased to $6,090 during the first six months of 1997 from $2,991 in the first six months of 1996 due to higher pre-tax income and a higher effective tax rate during the first six months of 1997. The Company's estimated effective tax rate decreased to 37.1% in the second quarter of 1997 from 37.8% in the second quarter of 1996, and increased to 37.3% in the first six months of 1997 from 37.2% in the first six months of 1996.




                                       12
                                       --

NET INCOME

       As a result of the above factors, net income in the second quarter and the first six months of 1997 increased to $5,502 and $10,231, or 18.5% and 18.2% of revenue, respectively, from $2,884 and $5,052, or 16.6% and 15.6% of revenue, respectively, in the second quarter and the first six months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

       At June 30, 1997, the Company had cash and marketable securities of $108,265 and working capital of $118,493. The Company has historically funded its operations primarily from cash generated from its operating activities. During the first six months of each of 1996 and 1997, the Company used the cash provided by operations principally for working capital needs.

       On July 15, 1997, the Company acquired DynaSoft AB, a Stockholm, Sweden-based provider of enterprise security and single sign-on solutions, for approximately 2.7 million shares of its Common Stock in exchange for approximately 95% of the outstanding shares and options to acquire shares of DynaSoft. The Company also paid approximately $6 million to certain stockholders of DynaSoft in exchange for the remaining outstanding shares and options. The transaction will be accounted for as a pooling of interests. See Note 4 of Notes to Condensed Consolidated Financial Statements.

       The Company's capital expenditures for the first six months of 1997 were $3,853 and related primarily to additional leasehold improvements, office furniture and equipment, as well as computer equipment for product development, testing and support to accommodate the Company's continued growth. The Company generated $2,261 of cash from the exercise of stock options and generated $1,384 of cash from the sale of minority interests in RSA's Japan subsidiary in the first six months of 1997.

       In March 1996, the Company entered into a noncancelable operating lease expiring in 2006 for corporate executive offices in Bedford, Massachusetts. The Company commenced its tenancy in August 1996. The new facility consists of approximately 75,000 square feet of office space, and the annual base rent for the first year is $956, increasing annually up to $1,180 for years five through ten.

       In June 1997, the Company entered into a noncancelable operating lease expiring in 2006 for additional facilities in Bedford, Massachusetts. The Company will commence its tenancy in August 1997. The new facility consists of approximately 32,000 square feet of office space, and the annual base rent for the first four years is $599, increasing up to $662 for years five through ten.

       In November 1996, the Company amended its agreement with Progress Software for the right to use certain of its software to enhance the functionality of the Company's ACE/Server software. In order to obtain favorable pricing the Company, pre-paid $1,500 and $1,250 during the first and fourth quarters of 1996, respectively, and pre-paid $2,500 during the first quarter of 1997.




                                       13
                                       --

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

ACCOUNTING PRONOUNCEMENTS

       In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share", which is required to be adopted in the fourth quarter of 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is intended to simplify the computation of earnings per share and to make the U.S. computations more comparable with international computations. See Note 2 to Notes to Condensed Consolidated Financial Statements.

       In June 1997 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 130" and "SFAS 131", respectively). The Company will be required to adopt the provisions of these statements in 1998. SFAS 130 provides new standards for reporting items considered to be "comprehensive income." Currently the only items presented in the Company's consolidated financial statements which meet these criteria are the unrealized gains and losses on marketable securities recorded as a component of stockholders' equity. SFAS 130 would not affect this classification, but would require more prominent disclosure of unrealized gains and losses on marketable securities. SFAS 131 establishes new standards for reporting information about operating segments. The provisions of SFAS 130 or SFAS 131 will not, when adopted, have a material impact on the Company's net income or financial position.

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


                                       14
                                       --

       The Company's success is dependent in part on its ability to complete its integration of the operations of DynaSoft and RSA in an efficient and effective manner. The successful combination of the Company, DynaSoft and RSA in a rapidly changing high technology industry may be more difficult to accomplish than in other industries. The combination of the two companies will require, among other things, integration of the companies' respective product offerings and coordination of their sales and marketing and research and development efforts. There can be no assurance that such integration will be accomplished smoothly or successfully. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations. The integration of certain operations will require the dedication of management resources which may temporarily distract attention from the day-to-day business of the combined company. The inability of management to successfully integrate the operations of the three companies could have a material adverse effect on the business and results of operations of the Company.

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



                                       15
                                       --

PART II.         OTHER INFORMATION

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the 1997 Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on April 24, 1997, the following matters were acted upon by the stockholders of the Company:

        1. The election of George M. Middlemas and Marino R. Polestra as Class III Directors for the ensuing three years;

        2. The approval of an amendment to the Company's 1994 Stock Option Plan (the "1994 Plan") increasing from 4,820,000 to 6,570,000 the number of shares of Common Stock authorized under the 1994 Plan and the continuance of the 1994 Plan, as amended (the "Plan Amendment"); and

        3. Ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company for the current year.

        The number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting was 34,956,261. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are Charles R. Stuckey, Jr., D. James Bidzos, Richard L. Earnest , Joseph B. Lassiter III and Sanford M. Sherizen. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:


                                            Votes            Votes           Votes                        Broker
                                             For           Withheld         Against      Abstentions     Non-votes
                                         ----------        --------        ---------     -----------     ---------
1.  Election of Class III Directors:
    George M. Middlemas                  29,934,223         80,342            N.A             N.A.            N.A.
    Marino R. Polestra                   29,933,623         80,942            N.A.            N.A.            N.A.

2.  Plan Amendment                       18,426,146           N.A.         5,618,109         61,771       5,908,539
3.  Ratification of
      Independent Auditors               29,970,684           N.A.             6,969         36,912           N.A.




                                       16
                                       --

ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

              The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Quarterly Report on Form 10-Q.

b)     Reports on Form 8-K:

       None.


                                       17
                                       --

 SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SECURITY DYNAMICS TECHNOLOGIES, INC.


Dated: August 11, 1997              /s/ Arthur W. Coviello, Jr.
                                    --------------------------------------------
                                    Arthur W. Coviello, Jr.
                                    Executive Vice President,
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)





                                       18
                                       --

                                  EXHIBIT INDEX

ITEM          DESCRIPTION

10.1          Amendment No. 3 to 1994 Stock Plan Option Plan, as amended

10.2 First Amendment to Lease, dated as of May 10, 1997, between the Registrant and Beacon Properties, L.P.

*10.3 Second Amendment to Progress Software Application Partner Agreement, dated as of November 29, 1995, between the Registrant and Progress Software Corporation

*10.4 Third Amendment to Progress Software Application Partner Agreement, dated as of November 15, 1996, between the Registrant and Progress Software Corporation

11            Computation of Income Per Common and Common Equivalent Share.

27            Financial Data Schedule.


--------------------
*Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.


                                       19
                                       --