Form 10-Q
period 1997-09-30
SECURITY DYNAMICS TECHNOLOGIES INC /DE/
filed 1997-11-14
CIK 932064

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1997

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

       Registrant's Telephone Number, Including Area Code: (781) 687-7000

           ----------------------------------------------------------



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

As of October 31, 1997, there were 39,575,796 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                      SECURITY DYNAMICS TECHNOLOGIES, INC.
                                    FORM 10-Q
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of
          September 30, 1997 (unaudited) and December 31, 1996             3

          Condensed Consolidated Statements of Income for the
          Three and Nine Months Ended September 30, 1997 and 1996
          (unaudited)                                                      4

          Condensed Consolidated Statements of Cash Flows for
          the Nine Months Ended September 30, 1997 and 1996
          (unaudited)                                                      5

          Notes to Condensed Consolidated Financial Statements             6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              8

PART II.  OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds                        16

Item 6.   Exhibits and Reports on Form 8-K                                 17

          Signature                                                        18

          Exhibit Index                                                    19





                                       2
                                       -

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
              SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                               September 30, 1997 December 31, 1996
                                                               ------------------ -----------------
                                                                  (Unaudited)
ASSETS
 Current assets:
   Cash and equivalents                                             $  36,988         $  11,175
   Marketable securities                                               70,774            95,320
   Accounts receivable (less allowance for doubtful
     accounts of $787 in 1997 and $527 in 1996)                        20,257            16,500
   Inventory                                                            2,744             2,606
   Prepaid expenses and other                                           5,405             4,204
   Deferred taxes                                                       1,495              --
                                                                    ---------         ---------
          Total current assets                                        137,663           129,805
                                                                    ---------         ---------

Property and equipment - net                                           15,467            10,568
                                                                    ---------         ---------

Other:
   Investments                                                          3,186             2,924
   Capitalized software cost, net and purchased technology                110               197
   Deferred taxes                                                       3,678             1,026
   Other                                                                  955             1,455
                                                                    ---------         ---------
          Total Other                                                   7,929             5,602
                                                                    ---------         ---------
Total                                                               $ 161,059         $ 145,975
                                                                    =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $   5,786         $   5,119
   Accrued payroll and related benefits                                 6,840             4,829
   Accrued expenses and other                                           8,653             4,269
   Income taxes payable                                                   652                51
   Deferred revenue                                                     5,738             5,503
   Deferred taxes                                                        --                 832
                                                                    ---------         ---------
          Total current liabilities                                    27,669            20,603
                                                                    ---------         ---------

Minority interests                                                      3,032             1,194
                                                                    ---------         ---------

Commitments and contingencies

Stockholders' equity:
    Common stock, $.01 par value; authorized, 80,000,000
      shares; issued, 37,869,463 shares in 1997 and
      37,220,893 shares in 1996; outstanding, 37,868,954
      shares in 1997 and 37,220,597 shares in 1996                        380               372
   Additional paid-in capital                                          99,616           102,322
   Retained earnings                                                   30,076            17,685
   Deferred stock compensation                                           (124)             (174)
   Treasury stock, common, at cost,
      509 shares in 1997 and 296 shares in 1996                          --                --
   Cumulative translation adjustment                                      152               493
   Unrealized gain on marketable securities - net                         258             3,480
                                                                    ---------         ---------
          Total stockholders' equity                                  130,358           124,178
                                                                    ---------         ---------

   Total                                                            $ 161,059         $ 145,975
                                                                    =========         =========

See notes to condensed consolidated financial statements


                                       3
                                       -

              SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    Three Months Ended              Nine Months Ended
                                                       September 30,                   September 30,
                                                -------------------------         ----------------------
                                                  1997             1996            1997            1996
                                                --------         --------         -------        -------
Revenue                                         $ 34,828         $ 21,143         $96,202        $57,254

Cost of revenue                                    6,848            5,283          19,995         12,734
                                                --------         --------         -------        -------

Gross profit                                      27,980           15,860          76,207         44,520
                                                --------         --------         -------        -------

Costs and expenses:
 Research and development                          5,453            3,134          14,099          8,667
 Purchased research and development                3,175               --           3,175             --
 Marketing and selling                            10,393            5,988          29,163         16,812
 General and administrative                        3,834            3,208          11,443          9,269
 Merger expenses                                   7,000            6,100           7,000          6,100
                                                --------         --------         -------        -------
      Total                                       29,855           18,430          64,880         40,848
                                                --------         --------         -------        -------

Income (loss) from operations                     (1,875)          (2,570)         11,327          3,672

Interest and other income                          1,259            1,119           3,976          3,619
Gain on sale of marketable securities
 and other income                                  4,399            4,553           4,596          4,412
                                                --------         --------         -------        -------

Income before provision for income taxes           3,783            3,102          19,899         11,703
Provision for income taxes                         1,468            3,284           7,508          6,431
                                                --------         --------         -------        -------

Net income (loss)                               $  2,315         $   (182)        $12,391        $ 5,272
                                                ========         ========         =======        =======

Net income (loss) per common and
common equivalent share                         $   0.06         $   0.00         $  0.31        $  0.14
                                                ========         ========         =======        =======


Weighted average number of common and
common equivalent shares outstanding              39,664           39,168          39,522         38,670
                                                ========         ========         =======        =======


See notes to condensed consolidated financial statements.



                                       4
                                       -

              SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             Nine Months Ended September 30,
                                                                             -------------------------------
                                                                                  1997             1996
                                                                                --------         --------

Cash flows from operating activities:
    Net income                                                                  $ 12,391         $  5,272
    Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
       Gain on sale of marketable securities                                      (4,399)          (4,546)
       Deferred taxes                                                             (2,831)              54
       Depreciation and amortization                                               2,423            1,480
       Stock compensation                                                            889              474
       Increase (decrease) in cash from changes in:
         Accounts receivable                                                      (4,317)          (5,397)
         Inventory                                                                  (138)          (1,272)
         Prepaid expenses and other                                               (1,214)          (1,050)
         Accounts payable                                                            682            1,940
         Accrued  payroll and related benefits                                     2,075            1,577
         Accrued expenses and other                                                4,593             (649)
         Income taxes payable                                                        604            1,094
         Deferred revenue                                                            292              416
                                                                                --------         --------
                    Net cash provided by (used for) operating activities          11,050             (607)
                                                                                --------         --------

Cash flows from investing activities:
  Purchases of marketable securities                                             (78,753)         (89,957)
  Sales and maturities of marketable securities                                  103,291           54,815
  Expenditures for property and equipment                                         (7,402)          (7,447)
  Investments and other                                                             (618)            (539)
                                                                                --------         --------
                    Net cash provided by (used for) investing activities          16,518          (43,128)
                                                                                --------         --------

Cash flows from financing activities:
  Proceeds from exercise of stock options and other                                2,499            2,114
  Payments to acquisition shareholders                                            (6,036)              --
  Minority interests                                                               1,838               --
                                                                                --------         --------
                    Net cash provided by (used for) financing activities          (1,699)           2,114
                                                                                --------         --------

Effect of exchange rate changes on cash and equivalents                              (56)            (351)
                                                                                --------         --------

Net increase (decrease) in cash and equivalents                                   25,813          (41,972)

Cash and equivalents, beginning of period                                         11,175           50,730
                                                                                --------         --------
Cash and equivalents, end of period                                             $ 36,988         $  8,758
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

          In July 1997, the Company acquired DynaSoft AB ("DynaSoft"). The acquisition has been accounted for as a pooling of interests, and therefore the consolidated financial statements for all periods prior to the acquisition have been restated to include the accounts and operations of DynaSoft with those of the Company.

2.   Income Per Common Share

          Income per common share is computed using the weighted average number of common and common equivalent shares outstanding during each period presented.

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS No. 128,") "Earnings per Share", which is required to be adopted in the fourth quarter of 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 and is intended to simplify the computation of earnings per share and to make the U.S. computations more comparable with international computations. The pro forma basic and diluted earnings per share (as defined by SFAS No. 128) for the three and nine months ended September 30, 1997 would have been $0.06 and $0.06 and $0.33 and $0.31, respectively, and for the three and nine months ended September 30, 1996 would have been $0.00 and $0.00 and $0.15 and $0.14, respectively.

3.   Income Taxes

          The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.



                                       6
                                       -

          Cash payments for income taxes were approximately $2,488 and $9,587 for the three and nine months ended September 30, 1997, respectively, and $1,652 and $5,453 for the three and nine months ended September 30, 1996, respectively.

4.   Acquisition

          On July 15, 1997, the Company acquired DynaSoft, a leading provider of security solutions for protecting access to corporate information and applications. The Company issued or reserved for issuance approximately 2.7 million shares of Common Stock in exchange for approximately 95% of the outstanding shares and certain of the outstanding options to acquire shares of DynaSoft. The Company also paid approximately $6 million to certain stockholders of DynaSoft in exchange for the remaining outstanding shares and options. These payments were recorded as a reduction in additional paid in capital. The transaction was accounted for as a pooling of interests.

          In connection with the acquisition, the consolidated condensed statements of operations for the three and nine months ended September 30, 1997 include a charge for merger expenses of $7,000.

          Adjustments to conform accounting policies of Dynasoft to those of the Company were not material.

          Revenue and net income for each of the previously separate companies for the periods prior to the acquisition are as follows:

                                         (In thousands)

                      Three Months Ended  Nine Months Ended    Year Ended     Six Months Ended
                         September 30,      September 30,      December 31,       June 30,
                             1996               1996              1996              1997
                           --------           --------           -------          --------
REVENUE
Security Dynamics          $ 20,363           $ 52,645           $76,148          $ 56,097
DynaSoft                        780              4,609             7,669             5,277
                           --------           --------           -------          --------
    Total                  $ 21,143           $ 57,254           $83,817          $ 61,374
                           --------           --------           -------          --------
NET INCOME (LOSS)
Security Dynamics          $    551           $  5,604           $13,045          $ 10,231
DynaSoft                       (733)              (332)              130              (155)
                           --------           --------           -------          --------
     Total                 $   (182)          $  5,272           $13,175          $ 10,076
                           --------           --------           -------          --------


5.   Other

          In October 1997, the Company sold 1,626,000 shares of Common Stock in a follow-on offering, which generated $60.8 million of net cash proceeds to the Company.

          In October 1997, the Company purchased 175,285 ordinary shares of nCipher Corporation Limited ("nCipher") for an aggregate purchase price of $502. nCipher is a company organized under the laws of England and Wales that develops products designed to accelerate cryptographic processes on Internet security, electronic commerce and other applications. The Company's investment in nCipher represents a minority interest of less than 5% of nCipher's capitalization.

          In August 1997, the Company purchased 877,193 Series C Preferred Shares of Finjan Software Ltd. ("Finjan") for an aggregate purchase price of $1,000. Finjan is an Israeli software company organized to develop and market products for the Java Internet security market. The Company's investment in Finjan represents a minority interest of less than 5% of Finjan's capitalization.

          In September 1997, the Company announced its SecurMessage email security solution, which incorporates technology from Worldtalk Corporation ("Worldtalk") and Verisign, Inc. for securing already-deployed enterprise email and groupware applications. In connection therewith, in September 1997, the Company entered into an agreement with Worldtalk pursuant to which the Company paid to Worldtalk in October 1997 a one-time prepaid, nonrefundable license fee of $3.0 million in order to obtain favorable pricing.

                                       7
                                       -

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

     The acquisition of Dynasoft was completed on July 15, 1997, and has been accounted for as a pooling of interests. Therefore, the results of operations for all periods discussed below have been restated to include the financial results of Dynasoft. See Note 4 of Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The following table sets forth income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items, for the three and nine months ended September 30, 1997 and 1996. These amounts have been restated for the acquisition of DynaSoft, which has been accounted for as a pooling of interests.


                                             Percentage of Total         Period-to-Period  Percentage of Total    Period-to-Period
                                                     Revenue                  Change             Revenue              Change
                                                     -------                  ------             -------              ------
                                             Three months Ended September                   Nine months Ended September
                                              1997            1996                           1997         1996
                                             ------          ------                         ------       ------
Revenue                                       100.0%          100.0%            64.7%        100.0%       100.0%        68.0%
Cost of  revenue                               19.7            25.0             29.6          20.8         22.2         57.0
                                              -----           -----           ------         -----        -----        -----
Gross profit                                   80.3            75.0             76.4          79.2         77.8         71.2
                                              -----           -----           ------         -----        -----        -----

Costs and expenses:
  Research and development                     15.7            14.8             74.0          14.6         15.1         62.7
  Purchased research and development            9.1              --               --           3.3           --           --
  Marketing and selling                        29.8            28.3             73.6          30.3         29.4         73.5
  General and administrative                   11.0            15.2             19.5          11.9         16.2         23.5
  Merger expenses                              20.1            28.9             14.8           7.3         10.7         14.8
                                              -----           -----           ------         -----        -----        -----
      Total                                    85.7            87.2             62.0          67.4         71.4         58.8
                                              -----           -----           ------         -----        -----        -----

Income (loss) from operations                  (5.4)          (12.2)           (27.0)         11.8          6.4        208.5


Interest income and other                       3.6             5.3             12.5           4.1          6.3          9.9
Gain on sale of marketable
 securities and other income                   12.6            21.5             (3.4)          4.8          7.7          4.2
                                              -----           -----           ------         -----        -----        -----

Income before provision for
 income taxes                                  10.8            14.6             22.0          20.7         20.4         70.0
Provision for income taxes                      4.2            15.5            (55.3)          7.8         11.2         16.7
                                              -----           -----           ------         -----        -----        -----
Net income (loss)                             6.6 %           (0.90)%         1372.0%         12.9%         9.2%       135.0%
                                              =====           =====           ======         =====        =====        =====




                                       8
                                       -

REVENUE

     The Company's revenue is derived primarily from the sales of SecurID tokens, licensing of ACE/Server, BoKS and SecurPC software, licensing of BSAFE, TIPEM, BCERT, S/PAY and S/MAIL encyption engines, licensing of patents and revenues from maintenance and professional services.

     Total revenue increased 64.7% in the third quarter of 1997 to $34,828 from $21,143 in the third quarter of 1996. Total revenue increased 68.0% in the first nine months of 1997 to $96,202 from $57,254 in the first nine months of 1996. This increase in revenue reflected increases in unit sales of all of the Company's products, except ACM/400 and ACM/1600 hardware products. During the third quarter and first nine months of 1997, approximately 37% and 38%, respectively, of the increase in revenue was attributable to increased sales of SecurID tokens, approximately 26% and 26%, respectively, of the increase in revenue was attributable to increased sales of encryption engine licenses, and approximately 34% and 25%, respectively, of the increase in revenue was attributable to increased sales of ACE/Server and ACM software licenses. The balance of the increase in revenue primarily resulted from sales of BoKS software licenses, patent licenses and maintenance revenue, offset by decreased hardware revenue. The Company believes that the overall increase in revenue was attributable in part to growth of the information security market, with increased use of the Internet and corporate intranets and extranets continuing to play significant roles in developing new opportunities for the Company.

     International revenue (excluding Canada) increased 158.7% in the third quarter of 1997 to $9,509 from $3,676 in the third quarter of 1996 and increased 88.0% in the first nine months of 1997 to $26,364 from $14,022 in the first nine months of 1996. International revenue accounted for 27.3% and 17.4% of total revenue in the third quarters of 1997 and 1996, respectively, and 27.4% and 24.5% of total revenue in the first nine months of 1997 and 1996, respectively. The increases in international revenue are primarily attributable to the continuing expansion of the Company's international direct sales force and increased market penetration of the Company's products in foreign markets.

COST OF REVENUE AND GROSS PROFIT

     The Company's cost of revenue consists primarily of costs associated with the manufacture and delivery of SecurID tokens and hardware products. The Company utilizes assembly contractors for most manufacturing. Cost of revenue also includes royalty fees incurred on the sale of ACE/Server software, royalty fees payable on the licensing of patent technology and roylties payable under certain OEM agreements. Cost of revenue includes customer support costs and production costs, which include labor costs associated with the programming of SecurID tokens, inspection and quality control functions and shipping costs.

     The Company's gross profit increased 76.4% in the third quarter of 1997 to $27,980, or 80.3% of revenue, from $15,860, or 75.0% of revenue, in the third quarter of 1996, and increased 71.2% in the first nine months of 1997 to $76,207, or 79.2% of revenue, from $44,520, or 77.8% of revenue, in the first nine months of 1996. During the third quarter and first nine months of 1997, approximately 32% and 34%, respectively, of the increases in gross profit were attributable to increased unit sales of SecurID tokens, approximately 30% and I30%, respectively, of the increases in gross profit were attributable to increased licensing sales of encryption engine technology, and approximately 35% and 28%, respectively, of the increases in gross profit were attributable to increased licensing sales of ACE/Server software and sales of BoKS software products. The balance of the increase in gross profit was primarily due to increased patent licensing sales, royalties and maintenance revenues, offset by reduced sales of ACM/400 and ACM/1600 hardware products. Gross profit as a percentage of revenue increased primarily due to increased sales of software products and patent licensing fees, which have higher margins, relative to sales of hardware products.




                                       9
                                       -

     In the future, gross profit may continue to be affected by several factors, including changes in product mix and distribution channels, price reductions (resulting from volume discounts or otherwise), competition, increases in the cost of revenue (including any software license fees or royalties payable by the Company) and other factors.


RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of personnel costs as well as fees for development services provided by consultants.

     Research and development expenses increased 74.0% in the third quarter of 1997 to $5,453 from $3,134 in the third quarter of 1996, and increased 62.7% in the first nine months of 1997 to $14,099 from $8,667 in the first nine months of 1996. Research and development expenses increased as a percentage of revenue in the third quarter of 1997 to 15.7% from 14.8% in the third quarter of 1996, but decreased as a percentage of revenue in the first nine months of 1997 to 14.6% from 15.1% in the first nine months of 1996. During the third quarter and first nine months of 1997, approximately 75.9% and 79.4%, respectively, of the increases in research and development expenses resulted from an increase of payroll costs associated with the employment of additional staff. The remainder of the increases in research and development are attributable to purchases of computer equipment, resulting in higher depreciation charges, occupancy expenses and consulting expenses.


PURCHASED RESEARCH AND DEVELOPMENT

     During the third quarter of 1997, the Company purchased, and recorded as purchased research and development expense, technology from VeriSign, Inc. for $2.7 million, and from Baltimore Technologies for $0.5 million. The Company plans to incorporate the technologies, respectively, into products which are expected to offer electronic signature and certificate authority and a Java-based developer encryption engine.

MARKETING AND SELLING

     Marketing and selling expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel and marketing program expenses.

     Marketing and selling expenses increased 73.6% in the third quarter of 1997 to $10,393 from $5,988 in the third quarter of 1996, and increased 73.5% in the first nine months of 1997 to $29,163 from $16,812 in the first nine months of 1996. Marketing and selling expenses increased as a percentage of revenue in the third quarter of 1997 to 29.8% from 28.3% in the third quarter of 1996, and increased as a percentage of revenue in the first nine months of 1997 to 30.3% from 29.4% in the first nine months of 1996. During the third quarter and first nine months of 1997, approximately 46% and 43%, respectively, of the increases in marketing and selling expenses resulted from an increase in payroll costs associated with the employment of additional staff, approximately 12% and 12%, respectively, of the increases in marketing and selling expenses were attributable to sales commissions on increased revenues, and approximately 25% and 19%, respectively, of the increases in marketing and selling expenses resulted from increased travel expenses and marketing program expenses.


                                       10
                                       --

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of personnel costs for administration, finance, human resources and general management and legal and accounting fees.

     General and administrative expenses increased 19.5% in the third quarter of 1997 to $3,834 from $3,208 in the third quarter of 1996, and increased 23.5% in the first nine months of 1997 to $11,443 from $9,269 in the first nine months of 1996. General and administrative expenses decreased as a percentage of revenue in the third quarter of 1997 to 11.0% from 15.2% in the third quarter of 1996, and decreased as a percentage of revenue in the first nine months of 1997 to 11.9% from 16.2% in the first nine months of 1996. The increases in general and administrative expenses were due to the employment of additional staff offset by reduced legal expenses. Legal expenses decreased approximately $220 and $1,479 from the third quarter and first nine months of 1996, respectively, compared to the third quarter and first nine months of 1997 due to the settlement of certain of the Company's legal proceedings in 1996.

MERGER EXPENSES

     During the third quarter of the 1997, the Company incurred a charge of $7,000 for expenses in connection with the acquisition of DynaSoft, which was completed during the quarter. See Note 4 of Notes to Condensed Consolidated Financial Statements. During the third quarter of 1996, the Company incurred a charge of $6,100 for expenses in connection with the acquisition of RSA, which was completed during the quarter.

INTEREST AND OTHER INCOME

     Interest and other income consists primarily of interest earned on the Company's cash balances and marketable securities.

     Interest income increased 12.5% in the third quarter of 1997 to $1,259 from $1,119 in the third quarter of 1996, and increased 9.9% in the first nine months of 1997 to $3,976 from $3,619 in the first nine months of 1996.

PROVISION FOR INCOME TAXES

     The provision for income taxes decreased to $1,468 during the third quarter of 1997 from $3,284 in the third quarter of 1996. The third quarter 1996 income tax provision was higher than the third quarter 1997 income tax provision due to the non-deductability of expenses associated with the acquisition of RSA. The provision for income taxes increased to $7,508 during the first nine months of 1997 from $6,431 in the first nine months of 1996 due to higher pre-tax income, excluding minority interests included in other income, and a higher effective tax rate during the first nine months of 1997. The Company's estimated effective tax rate increased to 37.5% for three and nine months ended September 30, 1997 from 36.5% for the three and nine months ended September 30, 1996 due to higher tax rates associated with certain foreign income, which increased relative to domestic income.

NET INCOME

     As a result of the above factors, net income in the third quarter and the first nine months of 1997 increased to $2,315 and $12,391, or 6.6% and 12.9% of revenue, respectively, from $(182) and $5,272, or (0.9)% and 9.2% of revenue, respectively, in the third quarter and the first nine months of 1996.

     Net income for the three months ended September 30, 1997 included expenses incurred in connection with the DynaSoft Acquisition of $7.0 million, gains on sales of marketable securities of $4.4 million and purchased research and development expense of $3.2 million. Net loss for the three months ended September 30, 1996 included expenses incurred in connection with the RSA Merger of $6.1 million and gains on sales of marketable securities of $4.6 million. Excluding the effects of these transactions, net income and net income per share were $5.9 million and $0.15, respectively, for the three months ended September 30, 1997 and $2.8 million and $0.07, respectively, for the three months ended September 30, 1996. Excluding the effects of these transactions, net income and net income per share were $15.9 million and $0.40, respectively, for the nine months ended September 30, 1997 and $8.4 million and $0.22, respectively, for the nine months ended September 30, 1996.


                                       11
                                       --

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had cash and marketable securities of $107,762 and working capital of $109,994. The Company has historically funded its operations primarily from cash generated from its operating activities. During the first nine months of 1996, the Company used the cash provided by operations principally for purchasing marketable securities and to finance certain costs incurred in connection with the RSA merger. During the first nine months of 1997 the Company used cash provided by operations and cash provided from the sale of marketable securities to finance the acquisition of DynaSoft and for purchases of property and equipment. The Company believes that cash provided by operations will be sufficient to meet its anticipated cash requirements through at least 1998.

     On July 15, 1997, the Company acquired approximately 95% of the outstanding shares and certain of the outstanding options to acquire shares of DynaSoft for approximately 2.7 million shares of the Company's Common Stock. The Company also paid approximately $6 million in cash to certain stockholders of DynaSoft in exchange for the remaining outstanding shares and options. These payments were recorded as a reduction in additional paid in capital. The transaction is being accounted for as a pooling of interests. See Note 4 of Notes to Condensed Consolidated Financial Statements. See Part II, Item 2.

     On July 26, 1996, the Company acquired RSA in a transaction that was accounted for as a pooling of interests. The RSA merger costs were approximately $6.1 million.

     In October 1997, the Company sold 1,626,000 shares of Common Stock in a follow-on offering, which generated $60.8 million of net cash proceeds to the Company.

     The Company's capital expenditures for the first nine months of 1997 were $7,402 and related primarily to additional leasehold improvements, office furniture and equipment, as well as computer equipment for product development, testing and support to accommodate the Company's continued growth. The Company generated $2,470 of cash from the exercise of stock options and from stock purchase plans and generated $1,838 of cash from the sale of minority interests in RSA's Japan subsidiary in the first nine months of 1997. The Company expended $3.2 million for purchased research and development during the quarter ended September 30, 1997.

     In October 1997, the Company purchased 175,285 Ordinary Shares of nCipher Corporation Limited ("nCipher") for an aggregate purchase price of $502. nCipher is a company organized under the laws of England and Wales that develops products designed to accelerate cryptographic processess in Internet security, electronic commerce and other applications. The Company's investment in nCipher represents a minority interest of less than 5% of nCipher's capitalization.

     In August 1997, the Company purchased 877,193 Series C Preferred Shares of Finjan Software Ltd. ("Finjan") for an aggregate purchase price of $1.0 million. Finjan is an Israeli software company organized to develop and market products for the Java Internet security market. The Company's investment in Finjan represents a minority interest of less than 5% of Finjan's capitalization.

     In March 1996, the Company entered into a noncancelable operating lease expiring in 2006 for corporate executive offices in Bedford, Massachusetts. The Company commenced its tenancy in August 1996. The new facility consists of approximately 75,000 square feet of office space, and the annual base rent for the first year is $956, increasing annually up to $1,180 for years five through ten. In June 1997, the Company entered into a noncancelable operating lease expiring in 2006 for additional facilities in Bedford, Massachusetts. The Company commenced its tenancy in August 1997. The new facility consists of approximately 32,000 square feet of office space, and the annual base rent for the first four years is $599, increasing up to $662 for years five through ten.

     Two of the companies in which the Company has equity positions had initial public offerings in 1996. The Company now considers those investments to be available for sale marketable securities and the investment cost of $737 is classified with marketable securities at September 30, 1997. See Note 1 of Notes to Condensed Consolidated Financial Statements.

     In September 1997, the Company announced its SecurMessage email security solution, which incorporates technology from Worldtalk Corporation ("Worldtalk") and VeriSign, Inc. for securing already-deployed enterprise email and groupware applications. In connection therewith, in September 1997, the Company entered into an agreement with Worldtalk pursuant to which the Company paid to



                                       12
                                       --

Worldtalk in October 1997 a one-time prepaid, nonrefundable license fee of $3.0 million in order to obtain favorable pricing.

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

ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS No. 128"), "Earnings per Share," which is required to be adopted in the fourth quarter of 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 and is intended to simplify the computation of earnings per share and to make the U.S. computations more comparable with international computations. See
Note 2 to Notes to Condensed Consolidated Financial Statements.

     In June 1997 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 130" and "SFAS No. 131," respectively). The Company will be required to adopt the provisions of these statements in fiscal 1998. SFAS No. 130 provides standards for reporting items considered to be "comprehensive income" and uses the term "other comprehensive income" to refer to revenues, expenses, gains and losses that are included in comprehensive income under generally accepted accounting principles but excluded from net income. Currently the only items presented in the Company's consolidated financial statements that would be considered other comprehensive income as defined in SFAS No. 130 are the unrealized gains and losses on marketable securities and cumulative translation adjustments, which are recorded as components of stockholders' equity. SFAS No. 131 establishes new standards for reporting information about operating segments. The Company believes the segment information required to be disclosed under SFAS No. 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each reportable operating segment. The Company has not yet completed its analysis of which operating segments it will report on. The Company believes that the provisions of SFAS No. 130 will not, when adopted, have a material impact on the Company's financial statements.





                                       13
                                       --

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

     The Company's success is dependent in part on its ability to complete its integration of the operations of DynaSoft and RSA in an efficient and effective manner. The successful combination of the Company, DynaSoft and RSA in a rapidly changing high technology industry may be more difficult to accomplish than in other industries. The combination of the three companies will require, among other things, integration of the companies' respective product offerings and coordination of their sales and marketing and research and development efforts. There can be no assurance that such integration will be accomplished smoothly or successfully. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations. The integration of certain operations will require the dedication of management resources which may temporarily distract attention from the day-to-day business of the combined company. The inability of management to successfully integrate the operations of the three companies could have a material adverse effect on the business and results of operations of the Company.

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

     The Company's success is highly dependent on its ability to enhance its existing products and to develop and introduce new products in a timely manner. If the Company were to fail to introduce new products on a timely basis, the Company's operating results could be adversely affected. To date, substantially all of the Company's revenues have been attributable to sales of its enterprise network and data security products, the licensing of encryption engines and the provision of, related services, and existing and new versions of such products are expected to continue to represent a high percentage of the Company's revenue for the foreseeable future. As a result, any factor adversely affecting sales of these products and services could have a material adverse effect on the Company's financial condition and results of operations.

     Certain components of the Company's products are currently purchased from a single or limited sources and any interruption in the supply of such components could adversely affect the Company's operating results.

     The Company's quarterly operating results may vary significantly depending on a number of factors, including the timing of the introduction or enhancement of products by the Company or its competitors, the sizes, timing and shipment of individual orders, market acceptance of new products, changes in the Company's operating expenses, personnel changes, mix of products sold, changes in



                                       14
                                       --
product pricing, development of the Company's direct and indirect distribution channels and general economic conditions.

     International sales have represented a significant portion of the Company's sales. The international business and financial performance of the Company may be affected by fluctuations in foreign exchange rates, difficulties in managing accounts receivable, tariff regulations and difficulties in obtaining export licenses.






                                       15
                                       --

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 15, 1997, the Company acquired DynaSoft pursuant to Stock Purchase Agreements, dated as of July 12 and 15, 1997 (the "Stock Purchase Agreements"), by and among the Company, DynaSoft and the stockholders of DynaSoft. Pursuant to the Stock Purchase Agreements, the Company issued or reserved for issuance approximately 2.7 million shares of its Common Stock (the "Shares") to certain stockholders of DynaSoft in exchange for approximately 95% of the outstanding shares and certain of the outstanding options to acquire shares of DynaSoft. The Company also paid approximately $6 million to certain stockholders of DynaSoft in exchange for the remaining outstanding shares and options. Of the Shares, an aggregate of 396,387 shares of Common Stock were issued and sold in reliance on
Section 4(2) of the Securities Act of 1933, as amended (the "Act"), to three U.S. stockholders of DynaSoft. The remaining 2,292,641 shares of Common Stock issued and sold pursuant to the Stock Purchase Agreements were issued and sold in reliance on Rule 903 of Regulation S under the Act to certain stockholders of DynaSoft, each of whom was deemed not to be a "U.S. person" as defined in Regulation S. No underwriters were involved with such issuances and sales of Common Stock.




                                       16
                                       --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

          The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Quarterly Report on Form 10-Q.

b)   Reports on Form 8-K:

     On July 30, 1997, July 31, 1997 and August 4, 1997, the Company filed a Current Report on Form 8-K, dated July 15, 1997, an Amendment No. 1 on Form 8-K/A and an Amendment No. 2 on Form 8-K/A, respectively, announcing under Item 5 (Other Events) and Item 9 (Sales of Equity Securities Pursuant to Regulation
S) that the Company had acquired DynaSoft pursuant to Stock Purchase Agreements, dated as of July 12 and 15, 1997, by and among the Company, DynaSoft and the stockholders of DynaSoft. No financial statements were required to be filed with such reports.







                                       17
                                       --

 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SECURITY DYNAMICS TECHNOLOGIES, INC.


Dated: November 14, 1997          /s/ Marian G. O'Leary
                                  ----------------------------------------------
                                  Marian G. O'Leary
                                  Senior Vice President,
                                  Finance, Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting Officer)





                                       18
                                       --

                                  EXHIBIT INDEX

ITEM              DESCRIPTION

10.1              Stock Purchase Agreement by and among Security Dynamics
                  Technologies, Inc., DynaSoft AB and the stockholders of DynaSoft named on Schedule I thereto, dated July 12, 1997, is incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated July 15, 1997
                  (File No. 0-25120) (the "Form 8-K")

10.2              Stock Purchase Agreement by and among Security Dynamics
                  Technologies, Inc., DynaSoft AB and the stockholders of DynaSoft named on Schedule I thereto, dated July 15, 1997, is incorporated herein by reference to Exhibit 2.2 to the Form
                  8-K

10.3              Stock Purchase Agreement by and among Security Dynamics
                  Technologies, Inc., DynaSoft AB and the stockholders of DynaSoft named on Schedule I thereto, dated July 15, 1997, is incorporated herein by reference to Exhibit 2.3 to the Form
                  8-K

10.4              Stock Purchase Agreement by and between Security Dynamics
                  Technologies, Inc. and Ian Anderson, dated July 15, 1997, is incorporated herein by reference to Exhibit 2.4 to the Form
                  8-K

10.5              Stock Purchase Agreement by and between Security Dynamics
                  Technologies, Inc. and Joakim Borell, dated July 15, 1997, is incorporated herein by reference to Exhibit 2.5 to the Form 8-K

10.6              Stock Purchase Agreement by and between Security Dynamics
                  Technologies, Inc. and Jean Paul Link, dated July 15, 1997, is incorporated herein by reference to Exhibit 2.6 to the Form 8-K

10.7              Stock Purchase Agreement by and between Security Dynamics
                  Technologies, Inc. and Sten Sorenson, dated July 15, 1997, is incorporated herein by reference to Exhibit 2.7 to the Form 8-K

10.8              Registration Rights Agreement by and among Security
                  Dynamics Technologies, Inc. and the parties named on
                  Schedule I thereto, dated July 15, 1997, is incorporated herein by reference to Exhibit 10.1 to be Form 8-K

11                Computation of Income Per Common and Common Equivalent
                  Share.

27                Financial Data Schedule.





                                       19
                                       --