Form 10-K
period 1997-12-31
SECURITY DYNAMICS TECHNOLOGIES INC /DE/
filed 1998-03-31
CIK 932064

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (781) 687-7000

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The approximate aggregate market value of the common stock held by non-affiliates of the registrant was $1,640,944,886 based on the last reported sale price of the registrant's Common Stock on the Nasdaq National Market as of the close of business on March 26, 1998. There were 40,857,538 shares of Common Stock outstanding as of March 26, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                         PART OF FORM 10-K
                DOCUMENT                              INTO WHICH INCORPORATED
                --------                              -----------------------

      Portions of the Registrant's
      1997 Annual Report to Stockholders               Items 6, 7 & 8 of Part II

      Portions of the Registrant's Proxy                 Items 10, 11 & 12
      Statement for the 1998 Annual Meeting                 of Part III
      of Stockholders

   This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption "Certain Factors That May Affect Further Operating Results" in the Company's 1997 Annual Report to Stockholders and incorporated herein by reference, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

                                     PART I.

ITEM 1.     BUSINESS

   The Company is a leading provider of enterprise network and data security solutions. The Company's products help organizations conduct business securely, protect corporate information assets and facilitate business-to-business and business-to-consumer electronic commerce. Historically, the Company has delivered security solutions that provide secure remote access to corporate networks. Through its SecurSight family of enterprise security solutions (formerly known as the Enterprise Security Services ("ESS") framework), partnerships and acquisitions, the Company intends to expand its addressable market by delivering solutions that provide secure access to information wherever it resides in an enterprise. As used in this Annual Report on Form 10-K, the term "the Company" refers to Security Dynamics Technologies, Inc. ("SDI") and its subsidiaries, including without limitation, RSA Data Security, Inc. ("RSA") and DynaSoft AB ("DynaSoft"), unless the context otherwise requires.

INDUSTRY BACKGROUND

   Historically, computer and enterprise network security has been the focus of businesses engaged in security-conscious industries such as banking, telecommunications, aerospace and defense. However, a number of factors have contributed to an increased awareness of, and need for, enterprise security solutions for companies that use and rely on network-based information resources. These factors include the growing complexity of enterprise networks and a shift in network security requirements driven by increased use of the Internet and corporate intranets and extranets.

   Enterprise computing has evolved over the past three decades from host-based systems to a distributed model where individuals are accessing corporate resources from virtually anywhere inside or outside of an organization. Enterprise computing environments today consist of heterogeneous computer resources coupled with converging public and private networks. As such, they require comprehensive, flexible products and solutions that can be deployed to a large number of users in a consistent, manageable and secure fashion.

   In addition, the traditional security model of network perimeter defense is being expanded in light of increased use of the Internet. The growth of the Internet as a business tool has led to a rapid increase in corporate intranets, where employees share information, and extranets, where companies share information with their suppliers, partners and customers. Companies that have traditionally relied solely on static password protection or on corporate firewalls are now seeking to adopt more sophisticated, comprehensive security strategies to protect corporate information assets and to conduct business securely. Companies today require scaleable enterprise security solutions that can be easily integrated, deployed and managed across complex, heterogeneous enterprise environments.

Classes of Enterprise Network and Data Security

   The Company believes that enterprise network and data security requirements can be grouped into the following four classes: (i) user identification and authentication; (ii) access control and privilege management; (iii) data privacy, integrity and authentication (encryption); and (iv) security administration and audit.

   User Identification and Authentication. Reliable authentication of the identity of users is necessary to prevent unauthorized access to computer and network resources. There are three generally accepted methods of user identification: (i) something secret the user knows, such as a word, phrase, PIN, code or fact; (ii) something physical the user possesses, such as a key, smart card, badge or other form of discrete "token," which is resistant to counterfeiting and (iii) something unique to the user, such as a fingerprint, signature, retinal pattern, voice print or other measurable personal characteristic or "biometric." The Company believes that the use of a two-factor authentication system, combining two of the three generally accepted methods of user identification, is required for reliable enterprise network and data security.

   Access Control and Privilege Management. One of the key challenges facing organizations is the proliferation of passwords required for users to access disparate operating systems, applications and databases. Products addressing access control and privilege management must protect and manage access to corporate information and applications and control user privileges at multiple levels within the enterprise, including the network, application and data levels. Single sign-on ("SSO") represents the ability to provide authenticated users with transparent access to a variety of services, thereby improving user productivity and reducing the frustration caused by users having to enter multiple passwords. Early SSO solutions did not require authentication from a security server; data centers could establish trust between two devices through a direct connection in a static environment. With the growth in distributed networks and the variety of operating systems and client/server applications, reliable SSO now requires authentication, encryption and key exchange to ensure secure communication between the desktop and the application. Together with traditional SSO solutions, user authentication and application session encryption capabilities make up a more complete solution called secure single sign-on ("SSSO").

   Data Privacy, Integrity and Authentication (Encryption). In addition to authenticating the identity of users and ensuring that only authorized users can access, view or modify certain data, a comprehensive security solution must ensure that the data transmitted over a network are not disclosed to unauthorized persons (data privacy), have not been altered or compromised by unauthorized manipulation (data integrity) and were actually transmitted by the purported sender (data authentication). Such data privacy, integrity and authentication are provided by encryption and data authentication technologies.

   Encryption. In traditional cryptography, known as secret key or symmetric cryptography, the sender and receiver of a message know and use the same secret keys. The sender uses the secret key to encrypt a message by transforming data into a form unreadable by anyone without a secret decryption key. The receiver uses the same secret key to decrypt the message by transforming the encrypted data into the original readable message. A key is a value or series of bits used by the cryptographic system to convert the original text into an encrypted text or to decrypt the encrypted text back into the original text.

   The principal problem with secret key cryptography is communicating the secret key between the sender and receiver without anyone else discovering it. If the sender and receiver are in separate physical locations, they must trust a courier, a phone system or some other transmission medium to prevent the disclosure of the secret key being communicated. Anyone who overhears or intercepts the key in transit can later read, modify and forge messages encrypted or authenticated using that key. Because all keys in a secret key cryptosystem must remain secret, secret key cryptography often has difficulty providing secure key management, especially in open systems like the Internet.

   The concept of public key cryptography attempts to solve the key management problem by giving each person a pair of keys, one called the public key and the other called the private key. Each person's public key is published while the private key is kept secret. The sender encrypts a message using the public key of the intended recipient and communicates it via a public mode of communication. If implemented properly, the message can only be decrypted with the recipient's private key, which is in the sole possession of the intended recipient. All communications involve only public keys, and no private key is ever transmitted or shared. With public key cryptography, it is not necessary to trust a communications channel to be secure against eavesdropping or betrayal. In general, public key cryptography requires only that public keys be associated with their users in a trusted manner, for instance, by maintaining the key in a trusted directory and that the private key not be disclosed.

   Data Authentication. Data authentication is a process whereby the receiver of a digital message can be confident of the identity of the sender and/or the integrity of the message. In public key cryptosystems, authentication is enabled by the use of digital signatures. Digital signatures play in the digital world a function similar to that played by handwritten signatures for printed documents. The signature is an authentic piece of data asserting that a named person wrote or otherwise agreed to the document to which the signature is attached. The recipient, as well as a third party, can verify both that the document originated from the person whose signature is attached and that the document has not been altered since it was signed. Secure digital signatures may be used to refute a claim by the signer of a document that it was forged.

   Security Administration and Audit. With the growth of distributed computing environments, including those utilizing the Internet, organizations are increasingly concerned about various administrative issues relating to network security, including the scaleability of their security solutions and the ability of the solutions to cover multiple geographic regions. Security administration and audit solutions must also monitor user activity for purposes of detection and deterrence and in order to ensure that the network or data have not been compromised.

Enterprise Security

   The Company believes that there is an emerging market for enterprise-wide security solutions in several categories, including secure remote access via dial-up and virtual private networks; secure access to corporate networks and resources; secure access to applications, intranets and extranets; email security; and platform security for desktops and UNIX hosts. These enterprise security solutions must incorporate elements of all four classes of security and address the need for: (i) ease of use; (ii) interoperability within heterogeneous enterprise environments; (iii) scaleability; (iv) integrated network security administration; (v) integration with existing customer applications; (vi) secure access to information, including secure remote access;
(vii) information privacy, integrity and authentication; and (viii) system reliability and availability.

   To date, most approaches to network security have been limited in scope and have failed to address one or more of these requirements. The Company believes that, in order to compete effectively in this market, network security vendors must develop comprehensive network security services that can accommodate a large number of local and remote users and integrate security management across heterogeneous computing resources.

SECURITY DYNAMICS SOLUTION

   Security Dynamics is the leading provider of enterprise network and data security solutions. The Company's products help companies conduct business securely, protect information assets and facilitate business-to-business and business-to-consumer electronic commerce. The Company's solutions employ a patent-protected combination of super-smart card technology, access control and privilege management products, public key encryption technology and security administration software to protect information wherever it resides in an enterprise.

   A key element of the Company's strategy has been and continues to be the expansion of its product offerings to address each of the four classes of enterprise network and data security and deliver integrated solutions for protecting information resources. Since its inception, the Company has focused on the fundamental need for user identification and authentication with an emphasis on solutions for secure remote access to enterprise networks. In furtherance of its strategy to expand product offerings within the security classes, in July 1996, the Company acquired RSA, a leader in cryptography, to address the need for data privacy, integrity and authentication.

   The Company's solutions have historically focused on addressing secure remote access through: (i) SecurID tokens for user identification and authentication;
(ii) ACE/Server administration software; and (iii) ACE/Agent code embedded in remote access devices such as remote access servers and firewalls. The RSA SecurPC product and RSA encryption engines have contributed to secure remote access by allowing customers to control access to the network and by providing data privacy, integrity and authentication.

   As businesses expand their networks to make use of the Internet, intranets and extranets, companies have begun to realize that the internal network is becoming more vulnerable and that there is a critical need for products and services that allow system administrators to control user privileges at multiple levels within an enterprise and encrypt information within an internal network. Through its SecurSight family of enterprise security solutions, the Company intends to address these needs by moving beyond secure remote access to secure information access, thereby providing security across an enterprise. SecurSight solutions address a wide range of enterprise security requirements, including secure remote access via dial-up lines and virtual private networks; secure network access; secure access to applications, intranets and extranets; email security; and platform security for desktops and UNIX host systems.

   SecurSight is built on the framework formerly known as "ESS" and is intended to combine products and technologies developed or acquired by the Company with solutions gained through partnerships with leading vendors, and is designed to assist in the development of systems and applications that facilitate and control secure access to information.

   In support of SecurSight, in July 1997, the Company acquired DynaSoft, a leading vendor of platform-independent security solutions for distributed client/server networks. The DynaSoft BoKS product family includes technologies for access control and privilege management which the

Company intends to incorporate into the SecurSight solutions.

   Through SecurSight, the Company intends to provide additional security applications, including certificate management (certificates which attest to the authenticity of the owners of public keys) and key management (services such as generation, distribution, validation, replacement, termination and recovery of keys). The Company intends to provide these and other applications through a set of products that are the integration of the ACE/Server and BoKS product families, and that are also branded with the SecurSight name. First releases of the integrated SecurSight products - including the SecurSight Manager, SecurSight Desktop and SecurSight Agents-are expected to be delivered in 1998. The integrated SecurSight products are modular add-ons to its ACE/Server and BoKS Manager software, thereby protecting customers' investments and ensuring backwards compatibility. As part of SecurSight, the Company also plans to provide a broader administrative framework to manage security services and to add access control agents to support application access control and smart cards as an additional form factor for user authentication.

SECURITY DYNAMICS STRATEGY

   The Company's objective is to continue as a leading provider of enterprise network and data security solutions. Key elements of the Company's strategy to achieve this objective include the following:

   o Deliver Enterprise Security Services. The Company's strategy has been and continues to be to expand the depth and breadth of its product offerings across the classes of enterprise network and data security to meet the evolving requirements for the protection of its customers' information assets. Through its SecurSight products, the Company plans to develop and deliver scaleable, reliable enterprise security solutions that enable companies to conduct business securely, protect corporate information assets and facilitate electronic commerce. For instance, the Company intends to introduce or acquire products and technologies and form partnerships that are expected to enable delivery of security services such as certificate management and key management. In addition, through partnerships the Company plans to expand its agent roster to include application-specific agents and add additional authentication form factors, including smart cards.

   o Maintain Technological Leadership. The Company plans to continue to add new capabilities and features to its enterprise network and data security products to meet its customers' identification and authentication needs within the context of evolving enterprise environments. The Company also plans to continue to establish RSA's proprietary technology as a de facto encryption standard. Through its RSA Laboratories division, RSA maintains a leading role in basic cryptographic research, develops new encryption technologies and maintains close working relationships with leading academic centers and custom development teams.

   o Expand Market Opportunities. The Company intends to expand its market opportunities through strategic partnerships, industry initiatives and marketing designed to heighten awareness of security issues. The Company has strategic partnerships with approximately 70 industry-leading vendors and plans to continue to foster and leverage these partnerships and enter into additional relationships with companies that can provide complementary technologies for its SecurSight solutions. The Company also seeks to heighten awareness regarding enterprise network and data security issues through marketing programs such as the annual RSA
     Data Security Conference.

   o Expand Indirect Sales and Support Channel. The Company currently sells its products through a direct sales force and through relationships with a significant number of OEMs, VARs and distributors. In October 1997, the Company announced the SecurWorld program designed to develop and expand its indirect sales and support channel through the establishment of two-tier distribution of the Company's solutions. The Company believes that an expanded indirect sales and support channel will enable it to enter new markets and gain access to a larger installed base of potential customers in a cost-effective manner.

   o Expand International Presence. The Company believes that international markets present a large, relatively new market for enterprise network and data security products. Sales outside the United States and Canada represented approximately 23.3% and 26.6% of the Company's total revenue for 1996 and 1997, respectively. The Company plans to continue to expand its business outside North America through the hiring of sales personnel, the establishment of additional distribution arrangements, primarily in Europe and the Far East and the development of local presence in key markets.

PRODUCTS

   The Company offers products designed to address all classes of enterprise network and data security. The Company's products interoperate with a wide variety of operating systems, network environments and third-party hardware and software products, thus enabling customers to select optimal configurations for the installation of the Company's computer and enterprise network security products.

User Identification and Authentication

   The Company's user identification and authentication products combine two methods of user identification -- something secret the user knows (a PIN) and something the user possesses (the SecurID token). To gain access to a protected resource, a user enters his or her PIN and the token code automatically computed and displayed on the liquid crystal display ("LCD") of the user's SecurID token. The PIN and the token code together form the user's "PASSCODE." With a valid PASSCODE, the authorized user is identified, authenticated and granted access to appropriate information resources.

   Each SecurID token contains the Company's proprietary algorithm and is programmed with a secret, randomly generated seed number which is unique to the token. The algorithm uses the seed number and Greenwich Mean Time to produce a sequence of token codes at set intervals (typically every 60 seconds). The Company's ACE/Server software uses the same algorithm, seed number and Greenwich Mean Time to generate a token code corresponding to the token code generated by the user's SecurID token.

   The Company currently offers the following user identification and authentication products:

                      PRODUCT                    DESCRIPTION
                      -------                    -----------
                      SecurID Tokens  o Three form factors -- SecurID Card,

                                        SecurID PINPAD and SecurID Key Fob --
                                        that can be programmed to function for
                                        between one and four years
                      SoftID          o Authentication software that can be
                                        deployed on a PC

   The Company's SecurID tokens and SoftID software work in conjunction with the Company's ACE/Server software to provide user identification and authentication services. The SecurID tokens and SoftID software will also work in conjunction with the integrated SecurSight Manager when it is released.

Access Control and Privilege Management

   The Company's access control and privilege management products provide a modular set of security services for protecting and managing access to corporate information and applications. These services are delivered through a flexible framework designed to control user privileges at multiple levels within the enterprise including at the network, application and data levels. The Company's BoKS products can be used together to form a comprehensive security solution or independently for use with other system components. BoKS software also employs encryption to protect application data transiting the network as well as for the protection of local files and data used within the security management system.

The Company's access control and privilege management products include the following:

                 PRODUCT                        DESCRIPTION
                 -------                        -----------

                 BoKS Desktop       o Manages a user's security credentials,
                                      providing security for PCs as well as SSO functionality to host systems, database applications and network domains
                                    o Supports Windows 3.1, Windows for
                                      Workgroups 3.11, Windows 95, Windows NT
                                      3.51 and 4.0

                 BoKS Connect       o Application access control solution that
                                      operates with BoKS Desktop to secure
                                      database sessions, Telnet sessions and
                                      other TCP/IP-based client/server
                                      connections

                 ToolBoKS           o Toolkit that allows developers to
                                      implement SSSO functionality and create
                                      secure applications, including secure
                                      mail, secure remote access, secure
                                      Internet services and secure electronic
                                      commerce

   Each of the foregoing products works in conjunction with the Company's BoKS Manager software to provide access control and privilege management services. These products will work in conjunction with the integrated SecurSight Manager when it is released.

Data Privacy, Integrity and Authentication (Encryption)

   RSA's toolkit products, built around the RSA public key cryptographic technology (or "cryptosystem"), enable the Company's customers to develop applications that are designed to provide secure data communication. The RSA public key cryptosystem uses a pair of large prime numbers to generate private keys and public keys. The size of the keys determines the degree of security provided. The Company believes that RSA's public key cryptosystem is one of the most secure cryptographic techniques commercially available to encrypt, and to verify the authenticity and integrity of, electronic data.

   The Company believes that the RSA cryptosystem is a de facto standard for a number of data security applications. RSA's encryption technology is embedded in current versions of Microsoft Windows NT, Netscape Navigator, Quicken by Intuit, Lotus Notes and numerous other products. RSA technology is also used in secure telephones, on Ethernet network cards and on smart cards, and is incorporated into major protocols for secure Internet communications including SSL, S-HTTP, S/MIME, PCT, PKCS, SET and PEM. It is also used internally in many institutions including financial institutions, major corporations, U.S. governmental agencies, national laboratories and universities. RSA's technology has also become widely selected as a standard for various electronic banking applications.

   The Company currently offers the following data privacy, integrity and authentication (encryption) products:

                   PRODUCT                            DESCRIPTION
                   -------                            -----------

                   BSAFE          o   RSA's flagship encryption engine and
                                      developer toolkit that allows programmers
                                      to integrate encryption and data
                                      authentication features into a wide range
                                      of applications, including digitally
                                      signed electronic forms and virtual
                                      private networks
                   JSAFE          o   RSA's newest encryption engine and
                                      developer toolkit that allows Java
                                      developers to integrate encryption and
                                      data authentication features into
                                      applications
                   TIPEM          o   Developer toolkit providing flexible,
                                      secure electronic messaging foundation for
                                      a variety of messaging protocols,
                                      including PEM, MOSS and S/MIME; used in
                                      products or services offered by Lotus,
                                      Netscape and America Online Inc.
                   BCERT          o   Developer toolkit designed to allow
                                      developers to incorporate public key
                                      certificates into their applications and
                                      containing all cryptographic support
                                      necessary to generate certificate
                                      requests, sign certificates and create and
                                      distribute certificate revocation lists
                                      (CRLs)
                   S/MAIL         o   Standards-based secure messaging engine
                                      and toolkit for providing a secure
                                      messaging infrastructure based on the
                                      S/MIME protocol
                   S/PAY          o   Standards-based secure transaction engine
                                      and developer toolkit suite for providing
                                      a secure payment card (including credit
                                      cards) transaction infrastructure based on
                                      the SET standard
                   RSA SecurPC    o   Encryption software based on RSA public
                                      key and RC4 symmetric key cryptosystem
                                      that protects and encrypts data in transit via email and protects data on local hard drives, network drives and laptop PCs

   In addition, at the RSA Conference in January 1998, RSA announced its Certificate Security Suite, set of high-level security components and tools designed to reduce the cost and time-to-market for developing certificate-based secure applications, and to help developers integrate applications and public key management products in the enterprise. Products created with Certificate Security Suite will integrate with the SecurSight solutions. RSA Certificate Security Suite is expected to be available in 1998.

   The Company also believes that RSA's RC series of symmetric, or secret key, encryption technologies are among the highest performance and most secure techniques of their class available to encrypt electronic data. RC2 and RC4 are designed to handle block and streaming data types, respectively, and are designed to provide for easy adjustment of key size for exportability as well as high performance without specialized hardware.

Security Administration and Audit

   The Company offers highly scaleable network security solutions that are easy to deploy and provide system administrators with the ability to administer the entire global authentication network from any location, delegate administrative roles and privileges, write customized reports on security-related activities on the network and perform other administrative functions with a high degree of granularity and flexibility. The Company's security administration and audit products include its ACE/Server and BoKS Manager software products, and will include the integrated SecurSight Manager when it is released.

   The Company's ACE/Server software manages access to network resources via the Internet, public gateways, remote dial-up modems, leased lines, workstations, terminals, personal computers or direct connection. It permits centralized user authentication and security administration for all customer resources protected on a TCP/IP network. ACE/Server software is currently available for most popular UNIX-based operating systems and Windows NT.

   BoKS Manager is the administration framework for the BoKS product family. BoKS Manager provides customers with centralized user, security and public key administration through Web-based graphical interfaces. Its primary functions are to provide UNIX platform security and to create and administer security domains, including UNIX systems, with BoKS Desktop.

   As part of its SecurSight framework, the Company intends to integrate the functionality of its ACE/Server and BoKS Manager software into a unified server platform.

Pricing

   Subject to volume discounts and other licensing terms and conditions, the suggested U.S. list prices for the Company's products range as follows: SecurID tokens from $34 to $86 per token; ACE/Server software products from $3,950 to $553,000; RSA encryption engine and toolkit licenses from $25,000 to $50,000; and BoKS products from $52 to $275 per user for BoKS Desktop and from

$1,250 to $3,100 per server for BoKS Manager. The Company continually reviews and adjusts its product pricing policies in light of factors such as relative value, industry standards and demand.

STRATEGIC PARTNERS

   To enhance its enterprise network and data security solutions, the Company has established relationships with approximately 70 vendors of remote access products, Internet firewalls, network and applications software and virtual private network ("VPN") products. Most of these vendors integrate the Company's client software into one or more of their products to provide compatibility between their product offerings and the Company's ACE/Server software. Other vendors build call routines, software hooks or APIs into their products to provide compatibility with the Company's ACE/Server software. The Company has also entered into strategic relationships with vendors that share technical information with the Company to enable it to develop products which will be interoperable with the vendors' products. The Company's strategic partners include the following:

       REMOTE ACCESS                INTERNET FIREWALLS    NETWORK AND APPLICATIONS   VPN
----------------------------------  --------------------  -------------------------  ------------------

Access Beyond      Lanoptics        ANS                   Apple Computer             Ascend
ACT Networks       Lantronix        Check Point           Cisco                      Aventail
ADTRAN             Livingston       CyberGuard            CyberSAFE                  Bay Networks
Apple Computer     Microcom         IBM                   Gradient                   Check Point
Ascend             Microsoft        Milkyway              IBM                        Digital Equipment
Attachmate         MultiLink        Raptor Systems        Lucent Technologies        Fortress Technologies
Bay Networks       Network General  Secure Computing      nCipher                    IBM
Cisco              NNTI             SOS                   Netscape                   InfoExpress
DigitalEquipment   Osicom           Technologic           Network Express            New Oak
Emulex             Shiva            Trusted Information   NIT                        Raptor Systems
Gandalf            Telebit          Systems               Novell                     Timestep
Hewlett-Packard    3COM             V-ONE                 Oracle                     Trusted Information Systems
IBM                U.S. Robotics                          OTG                        V-ONE
Kasten Chase       Xyplex                                 PLATINUM technologies      VPNet
                                                          Sun Microsystems
                                                          Utimaco
                                                          WorldTalk

SALES AND MARKETING

   The Company has established a multi-channel distribution and sales network to serve the enterprise network and data security market. The Company sells and licenses its products directly to end users through its direct sales force and indirectly through a network of OEMs, VARs and distributors. In addition, the Company supports its direct and indirect sales efforts through strategic marketing relationships and public relations programs, trade shows and other marketing activities. In October 1997, the Company announced the SecurWorld program designed to enhance its indirect channel through the establishment of two-tier distribution.

Sales

   The Company's direct sales staff focuses on major accounts, provides technical advice and support with respect to the Company's products and works closely with the Company's customers, OEMs, VARs and distributors. As of December 31, 1997, the Company's direct sales organization consisted of 154 sales and technical support personnel located throughout the world. The Company's revenue from direct sales efforts for the years ended December 31, 1995, 1996 and 1997 was approximately

95%, 90% and 75% of total revenue, respectively.

   The Company also markets, sells and licenses its products indirectly through its SecurWorld network OEMs, VARs and distributors. As of December 31, 1997, the Company (excluding RSA) had relationships with approximately 250 OEMs, VARs and distributors, and RSA had relationships with more than 350 OEMs. DynaSoft has traditionally complemented its direct sales force with VARs and distributors and is currently a party to OEM agreements with Sun Microsystems, Inc. and Hewlett-Packard Company.

   International sales (excluding Canada) accounted for approximately 18.6%, 23.3% and 26.6% of the Company's total revenue in the years ended December 31, 1995, 1996 and 1997, respectively.

Marketing

   In support of its sales efforts, the Company conducts sales training courses, comprehensive targeted marketing programs including direct mail, public relations, advertising, seminars, trade shows and telemarketing and ongoing customer and third-party communications programs. The Company also seeks to stimulate interest in enterprise network and data security through its public relations program, speaking engagements, white papers, technical notes and other publications.

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

   To enhance demand for its products, RSA has participated in the development of various industry-specific protocols that rely on RSA's cryptographic data security technologies. RSA also hosts its own annual industry conference and participates in others to increase demand for its products. Through its RSA Laboratories division, RSA maintains a leading role in basic cryptographic research, develops new encryption technologies and maintains close working relations with leading academic centers and customer development teams.

CUSTOMERS

   As of December 31, 1997, SDI had sold or licensed more than 4,600 ACE/Server products and over 2.5 million SecurID tokens to more than 3,000 customers worldwide. Historically, SDI's principal customers have been in the telecommunications, pharmaceutical, financial and healthcare industries as well as academic institutions, research laboratories and government organizations. These customers are generally sophisticated and knowledgeable purchasers of security systems and work with highly confidential information. The Company believes that as corporate networks proliferate and become more complex, the number of industries concerned with system security and access to information will grow.

   As of December 31, 1997, RSA had licensed its encryption engine and patent technology to more than 400 OEMs that typically incorporate RSA's encryption technology into their products. RSA's encryption technology is embedded in current versions of Microsoft Windows NT, Netscape Navigator, Quicken by Intuit, Lotus Notes and numerous other products. RSA also licenses its encryption technology directly to customers for incorporation into customers' business, financial and electronic commerce networks. RSA technologies are part of existing and proposed standards for the Internet and World Wide Web, ITU, ISO, ANSI and IEEE.

   As of December 31, 1997, DynaSoft had sold or licensed its BoKS systems to more than 130 customers worldwide, representing more than 110,000 users. Historically, DynaSoft's principal customers have been government organizations and businesses in the healthcare, telecommunications and financial services industries.

   In the years ended December 31, 1996 and 1997, no customer accounted for more than 5% of the Company's total revenue.

CUSTOMER SERVICE AND SUPPORT

   The Company maintains a customer support help desk and technical support organization at its headquarters in Bedford, Massachusetts and at other locations throughout the world and offers telephone support for certain of its products 24 hours a day, seven days a week. The Company continues to add advanced technical support personnel to its support staff to address anticipated additional demands arising from the deployment of the Company's security solutions into larger and more complex user environments. The Company also has field technical support personnel who work directly with the Company's direct sales force, distributors and customers. As of December 31, 1997, the Company's customer support organization consisted of an aggregate of 69 full-time employees located in Massachusetts, California, New Jersey, the United Kingdom, Germany, France and Sweden.

   The Company's standard practice is to provide a warranty on all SecurID tokens for the customer-selected programmed life of the token and to replace any damaged tokens (other than tokens damaged by a user's negligence or alteration) free of charge. The Company generally sells each of its other products to customers with a warranty for specified periods. After the expiration of the applicable warranty period, customers may elect to purchase a maintenance contract for 12-month renewable periods. Under these contracts, the Company agrees to provide (i) corrections for documented program errors; (ii) version upgrades for both software and, if applicable, firmware; and (iii) telephone consultation.

PRODUCT DEVELOPMENT

   The Company's product development efforts are focused on enhancing the functionality, reliability, performance and flexibility of its existing products, and in integrating the BoKS product family with SDI's core products. As part of its SecurSight architecture, the Company is developing technology to enhance the administrative capabilities and scaleability of its ACE/Server products and to increase interoperability with additional network operating systems and directory services. The

Company also is developing tools to assist customers, strategic marketing partners and other third-party integrators in integrating the Company's products with custom and other third-party network or system applications.

   RSA plans to increase its competitive position by strengthening its core cryptography toolkit and developing standards, protocols and applications that address the needs of specific market segments and build on RSA's proprietary technology. In the latter case, RSA may choose to partner with other parties to develop and/or market the products. RSA is currently developing enhanced toolkits to enable emerging new applications. Each of these value-added toolkits is being designed to address the needs of a specific market segment.

   In addition to enhancing its existing products, the Company continues to identify and prioritize various technologies for potential future product offerings. The Company may develop these products internally or enter into arrangements to license or acquire products or technologies from third parties. There can be no assurance, however, that the Company will be successful in enhancing or developing existing products or identifying and successfully acquiring new technologies.

   As of December 31, 1997, the Company's product development staff consisted of 184 full-time employees engaged in engineering and development including software and hardware engineering, testing and quality assurance and technical documentation. The Company also engages outside contractors where appropriate to supplement the Company's in-house expertise or expedite projects based on customer or market demand. The Company's total research and development expenses (including purchased research and development) for the years ended December 31, 1995, 1996 and 1997 were approximately $6.9 million, $13.4 million and $26.3 million, respectively.

MANUFACTURING AND SUPPLIERS

Manufacturing

   SecurID Tokens. The Company contracts for the manufacture of its SecurID tokens with two suppliers in the United States, only one of which, Pemstar, Inc., has been qualified to manufacture the Company's SecurID Key Fob. The Company has generally been able to obtain adequate supplies of SecurID tokens in a timely manner and believes that alternate vendors can be identified if current vendors are unable to fulfill its needs. However, delays or failure to identify alternate vendors, if required, or a reduction or interruption in supply or a significant increase in the manufacturing costs could adversely affect the Company's financial condition or results of operations and could impact customer relations.

   SecurPC and ACE/Server Software Products. The Company's SecurPC and ACE/Server software products are distributed on standard magnetic diskettes, compact disks and tapes together with printed documentation. The Company contracts with media duplication subcontractors for the majority of its media duplication. The Company has the capability to do all media duplication in-house, but limits its use to small production runs such as beta programs.

Suppliers

   Although the Company generally uses standard parts and components for its products, certain components are currently available only from a single source or from limited sources. For example, the microprocessor chips contained in the Company's SecurID tokens are currently purchased only from Sanyo Electric Co., Ltd., a Japanese computer chip manufacturer, and the lithium batteries contained in the Company's SecurID tokens are purchased from Gould Electronics, a supplier located in the United States. The inability to obtain sufficient sole or limited source components as required or to obtain or develop alternative sources at competitive prices and quality if and as required in the future, could result in delays in product shipments or increase the Company's material costs either of which would adversely affect the Company's financial condition or results of operations.

   The Company believes that it would take approximately six months to identify and commence production of suitable replacements for the microprocessor chip or lithium battery used in the Company's SecurID tokens. The Company attempts to maintain a three-month supply of SecurID tokens in inventory.

COMPETITION

   The market for enterprise network and data security products is highly competitive and subject to rapid technological change. The Company believes that competition in this market is likely to intensify as a result of increasing demand for security products. The Company currently experiences competition from a number of sources, including (i) software operating systems suppliers and application software vendors that incorporate a single-factor static password security system into their products; (ii) token-based password generator vendors promoting challenge/response technology; (iii) smart card security device vendors; (iv) biometric security device vendors; (v) public key infrastructure and cryptographic software firms; and (vi) SSO providers. In some cases, these vendors also support the Company's products and those of its competitors. The Company may also face competition from these and other parties in the future that develop enterprise network and data security products based upon approaches similar to or different from those employed by the Company including operating system or network suppliers not currently offering competitive enterprise-wide security products. There can be no assurance that the market for enterprise network and data security products will not ultimately be dominated by approaches other than the approaches marketed by the Company. RSA has agreed, in connection with the April 1995 formation of VeriSign, not to engage, directly or indirectly, in the business of issuing public key certificates acting in the capacity of a certificate authority for a period of five years from the date of such formation.

   The Company believes that the principal competitive factors affecting the market for enterprise network and data security products include technical features, ease of use, quality/reliability, level of security, customer service and support, distribution channels and price. Although the Company believes that its products currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other competitive resources.

PROPRIETARY RIGHTS

   The Company relies on a combination of patent, trade secret, copyright and trademark laws, software licenses, nondisclosure agreements and technical measures to establish and protect its proprietary technology. The Company generally enters into confidentiality and/or license agreements with its employees and distributors as well as with its customers and potential customers seeking proprietary information, and limits access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary.

   The Company's 15 issued U. S. patents expire at various dates ranging from 2005 to 2016. Upon expiration of the Company's patents, competitors may develop and sell products based on technologies similar or equivalent to those currently covered by the Company's patents. A patent developed at the Massachusetts Institute of Technology and licensed to RSA (the "RSA/MIT Patent"), the claims of which cover significant elements of RSA's products, will expire on September 20, 2000, which may enable competitors to thereafter market competing products which previously would have infringed the RSA/MIT Patent. In addition, two patents covering fundamental encryption technology developed by Stanford University and licensed to RSA expired in 1997. As a result of the expiration of these Stanford patents, competitors may develop and sell products based on technologies covered by such patents, including products that may be positioned as competitive with products covered by the RSA/MIT Patent, thereby adversely impacting sales of RSA's products. There can be no assurance that any patent owned or held by the Company or its licensers will not be invalidated, circumvented, challenged or terminated; that any of the Company's pending or future patent applications will be within the scope of claims sought by the Company, if at all, or that the steps taken by the Company to protect its rights will be adequate to prevent misappropriation of the Company's technology or to preclude competitors from developing products with features similar to the Company's products. Further, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or duplicate the Company's technology. In addition, the laws of certain countries in which the Company's products are or may be developed or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The inability of the Company to protect its intellectual property adequately could have a material adverse effect on its financial condition and results of operations.

GOVERNMENT REGULATION AND EXPORT CONTROLS

   All of the Company's products are subject to export controls under U.S. law and applicable foreign government restrictions. The Company believes it has obtained necessary approvals for the export of the products it currently exports. There can be no assurance, however, that the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, will not be revised from time to time or that the Company will be able to obtain necessary regulatory approvals for the export of future products. The inability of the Company to obtain required approvals under these regulations could adversely affect the ability of the Company to make international sales.

   Exports of RSA's encryption products, or third-party products bundled with the encryption technology of RSA, are expected to continue to be restricted by the United States and various foreign governments. All cryptographic products need export licenses from either the U.S. State Department, acting under the authority of the International Traffic in Arms Regulation, or the U.S. Commerce Department, acting under the authority of the Export Administration Regulations. The U.S. government generally limits the export of software with encryption capabilities to mass marketed software with limited key sizes, which significantly constrains the security effectiveness of RSA products available for export. There can be no assurance that the U.S. government will ease its export restrictions on encryption technology in any significant manner in the near future. As a result, RSA may be at a disadvantage in competing for international sales compared to companies located outside the United States that are not subject to such restrictions.

EMPLOYEES

   At December 31, 1997, the Company employed 610 employees. Of these employees, 187 were involved in research and development; 281 in sales, marketing and customer support; 63 in production and information technology; and 79 in administration and finance. No employees are covered by any collective bargaining agreements. The Company believes that its relationships with its employees are good.

RECENT EVENTS

   On March 26, 1998 (the "Effective Date"), the Company completed the acquisition (the "IDI Acquisition") of all of the outstanding capital stock of Intrusion Detection Inc. ("IDI"), a New York corporation, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, IDI, Apple Acquisition Corp., a wholly owned subsidiary of the Company, and the former stockholders of IDI (the "IDI Stockholders"). The purchase price for the IDI Acquisition consisted of approximately 784,000 shares of common stock of the Company. The Company used authorized but previously unissued shares of common stock in connection with the acquisition. The IDI Acquisition will be accounted for as a pooling-of-interests.

   The Company and IDI also entered into an Escrow Agreement pursuant to which approximately 78,400 shares of the common stock consideration will be held in escrow to reimburse the Company in connection with any breaches of representations, warranties or covenants by IDI and the IDI Stockholders in the Merger Agreement. In addition, the Company and the IDI Stockholders entered into a Registration Rights Agreement pursuant to which the Company has agreed to file a Registration Statement on Form S-3, on or prior to the 15th business day following the Effective Date, for the purpose of registering under the Securities Act of 1933 the shares of Common Stock of the Company issued to such stockholders pursuant to the Merger Agreement.

   IDI, based in New York, is a leading publisher of network security software tools that help network officials manage enterprise-wide security more effectively. The IDI products, Kane Security Analyst and Kane Security Monitor are highly complementary to the Company's SecurSight family of plug-in enterprise security solutions and address two critical solutions areas, network security assessment and monitoring. The products are currently distributed both directly and through distributors in the United States and through resellers in 20 countries and will also be available through the Company's direct sales forces, as well as through SecurWorld channel partners.

ITEM 2.     PROPERTIES

   The Company's principal administrative, sales and marketing, research and development and support facilities consist of approximately 107,000 square feet of office space in Bedford, Massachusetts. The Company occupies these premises under two leases expiring in August 2006. As of December 31, 1997, the annual base rent for this facility was approximately $1,607,000. In support of its field sales and support organization, the Company also leases facilities and offices in 30 other locations in the United States, four locations in Canada and one location in each of the United Kingdom, France, Germany, Norway, Singapore, Hong Kong and Japan.

   In November 1997, the Company entered into two noncancelable ten-year leases expiring in 2008 for RSA offices in Redwood City, California. The Company plans to occupy the first facility in March 1998. The first facility consists of approximately 27,000 square feet of office space, and the annual base rent is $1,010,000. The Company plans to occupy the second facility in June 1998. The second facility consists of approximately 31,000 square feet of office space, and the annual base rent is $912,000 with annual operating expenses of $245,000. Both leases have rent escalation provisions covering years two through ten based on the Consumer Price Index.

   RSA also leases approximately 15,000 square feet of office space in Redwood City, California under a lease expiring in October 1999. As of December 31, 1997, the annual base rent for this facility was approximately $418,000. RSA also leases office space in Virginia and Japan.

   DynaSoft leases approximately 13,000 square feet of office space in Stockholm, Sweden under a lease expiring in March 1999. As of December 31, 1997, the annual base rent for this facility was approximately $200,000. In support of its field sales and support organization, DynaSoft also leases facilities and offices in four other locations in the United States, Sweden and the United Kingdom.

ITEM 3.     LEGAL PROCEEDINGS

   The Company is not a party to any litigation that it believes could have a material adverse effect on the Company or its business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      None.

EXECUTIVE OFFICERS OF THE COMPANY

   The executive officers of the Company and their respective ages are as follows:

NAME                         AGE                       POSITION
----                         ---                       --------

Charles R. Stuckey, Jr. ...  55       Chairman of the Board, President and Chief
                                      Executive Officer
D. James Bidzos ...........  43       Executive Vice President and Director
Arthur W. Coviello, Jr ....  44       Executive Vice President, Chief Operating
                                      Officer and Secretary
John Adams ................  56       Senior Vice President, Engineering
Gary A. Rogers ............  43       Senior Vice President, World Wide Sales
                                      and Field Operations
W. David Power ............  44       Senior Vice President, Marketing and
                                      Corporate Development
Marian G. O'Leary .........  43       Senior Vice President, Finance, Chief
                                      Financial Officer and Treasurer
Linda E. Saris ............  45       Vice President, Customer Support and
                                      Operations and Chief Information Officer

   Mr. Stuckey joined the Company as President in January 1987, was appointed Chief Executive Officer and elected a director of the Company in March 1987 and appointed Chairman of the Board in July 1996. From 1984 to January 1987, Mr. Stuckey served as Vice President of Scientific Information Services, a systems and commercial data service company and a division of Control Data Corporation.

   Mr. Bidzos joined SDI as an Executive Vice President in July 1996. He joined RSA in 1986 and has served as RSA's President and Chief Executive Officer and as a director since 1988. Mr. Bidzos also is Chairman and a founder of VeriSign, a company specializing in providing public-key certificates and related products and services, and a founder of Terisa Systems, Inc., a company specializing in security protocols for the World Wide Web that was recently acquired by SPYRUS, Inc. He also is a director of the Electronic Privacy Information Center. Mr. Bidzos became a director of SDI following the acquisition of RSA by SDI in July 1996.

   Mr. Coviello joined the Company as Executive Vice President in September 1995 and was appointed Treasurer in October 1995 and Chief Operating Officer in January 1997. From October 1995 to August 1997, Mr. Coviello also served as the Company's Chief Financial Officer. From January 1994 to August 1995, Mr. Coviello served as Chief Operating Officer and from March 1992 to January 1994, Mr. Coviello served as Vice President, Finance and Administration, Chief Financial Officer and Treasurer of CrossComm Corporation, a developer of inter-networking products.

   Dr. Adams joined the Company as Senior Vice President, Engineering in March 1996 after over twenty years of management, engineering and network service for Digital Equipment Corporation ("Digital"). From 1976 to 1996, Dr. Adams served in a number of positions with Digital, including Vice President and Technical Director of Digital's Network Operating Systems Division from 1991 to 1996. Prior to joining Digital, Dr. Adams served as a structural engineer for Mitchell Systems.

   Mr. Rogers joined the Company as Senior Vice President, World Wide Sales and Field Operations in February 1997. From 1994 to 1996, Mr. Rogers served as Vice President, International Sales and

Operations with Bay Networks, Inc. From 1992 to 1994, Mr. Rogers was Vice President, Sales and Operations -- Europe with Wellfleet Communications, Inc., a predecessor to Bay Networks, Inc. Prior to joining Wellfleet Communications, Inc., Mr. Rogers served in a number of positions with several other organizations including managerial-level sales and marketing positions.

   Mr. Power joined the Company as Vice President, Marketing in November 1996 and was appointed Senior Vice President, Marketing and Corporate Development in April 1997. In 1995 and 1996, Mr. Power was Vice President and General Manager of the AT&T New Media Services division, which was combined with Industry.Net to form Nets, Inc. From 1992 to 1995, Mr. Power served as Vice President and General Manager for two Sun Microsystems business units: SunSoft PC Desktop Integration Products and SunSelect. Before joining Sun Microsystems, Mr. Power was a Vice President at Mercer Management Consulting, a marketing and strategic consulting firm, from 1980 to 1992.

   Ms. O'Leary joined the Company as Senior Vice President, Finance, Chief Financial Officer and Treasurer in August 1997. From 1987 to 1997, Ms. O'Leary held a number of positions with Digital, including Vice President, Finance for the Systems Business Unit from 1994 to 1997. Prior to joining Digital, Ms. O'Leary held several positions with General Electric Company including Senior Vice President of Finance for GE Mortgage Insurance, a business unit of GE Capital.

   Ms. Saris joined the Company as Vice President, Finance and Operations, Treasurer and Chief Financial Officer in June 1989, and has served as Vice President, Customer Support and Operations since January 1997 and as Chief Information Officer since August 1997. From October 1995 to January 1997, Ms. Saris served as the Company's Vice President, Operations. From 1980 to 1989, Ms. Saris served in a number of positions, including Senior Vice President and General Manager and Vice President of Finance, with Clinical Data, Inc., a medical technology and services company.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company's Common Stock has been trading on the Nasdaq National Market under the symbol "SDTI" since the Company's initial public offering on December 14, 1994. The following table sets forth for the fiscal periods indicated the high and low sales prices per share of Common Stock as reported on the Nasdaq National Market and after giving effect to both of the Company's two-for-one splits of its Common Stock in the form of stock dividends, which became effective as of October 30, 1995 and November 15, 1996, respectively.

                                                          FISCAL 1996
                                                          -----------
                                                      HIGH           LOW
                                                      ----           ---

First Quarter                                     $     33.75   $    21.25
Second Quarter                                          54.50        23.125
Third Quarter                                           48.375       25.625
Fourth Quarter                                          43.50        29.75

                                                          FISCAL 1997
                                                          -----------
                                                      HIGH           LOW
                                                      ----           ---

First Quarter                                     $     39.25   $    21.00
Second Quarter                                          38.25        22.75
Third Quarter                                           44.375       32.625
Fourth Quarter                                          41.625       29.75

   There were 290 stockholders of record of the Company's Common Stock as of March 26, 1998.

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

   In October 1997, James K. Sims was elected to the Company's Board of Directors as a Class III director, filling a vacancy created by the resignation of Marino R. Polestra. In connection with his election, on November 6, 1997 Mr. Sims purchased 25,000 shares of Common Stock from the Company at a purchase price of $25.92 per share, representing 75% of the closing price of the Common Stock on the Nasdaq National Market on the date of purchase, pursuant to a Stock Purchase Agreement, dated November 6, 1997 (the "Sims Agreement"), by and between the Company and Mr. Sims. The Sims Agreement provides that in the event that Mr. Sims ceases to be a member of the Board of Directors of the Company, for any reason or no reason, with or without cause, prior to November 6, 1998, then Mr. Sims shall return to the Company a pro rata portion of the aggregate discount on the shares purchased. The shares of Common Stock were issued and sold to Mr. Sims in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with such issuance and sale of Common Stock.

ITEM 6.     SELECTED FINANCIAL DATA

   The information required by this item is contained under the caption "Selected Consolidated Financial Data" appearing in the Company's 1997 Annual Report to Stockholders (the "1997 Annual Report") and is incorporated herein by this reference.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

   The information required by this item is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the 1997 Annual Report and is incorporated herein by this reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required by this item is contained in the Consolidated Financial Statements appearing in the 1997 Annual Report and is incorporated herein by this reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.
                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item is contained in part under the caption "Executive Officers of the Company" in PART I hereof, and the remainder is contained in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held on April 30, 1998 (the "1998 Proxy Statement") under the captions "Proposal 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by this reference.

   Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

ITEM 11.    EXECUTIVE COMPENSATION

   The information required by this item is contained under the captions "Director Compensation," "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in the 1998 Proxy Statement and is incorporated herein by this reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT

   The information required by this item is contained under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement and is incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
            AND REPORTS ON FORM 8-K

      (a) Documents filed as a part of this Form 10-K:

            1. Financial Statements. The Consolidated Financial Statements are included in the 1997 Annual Report, portions of which are filed as an exhibit to this Annual Report on Form 10-K. The Consolidated Financial Statements include:

                  Independent Advisors' Report
                  Consolidated Balance Sheets
                  Consolidated Statements of Income
                  Consolidated Statements of Stockholders' Equity
                  Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements

            2. Financial Statement Schedules. Financial Statement Schedule II, "Valuation and Qualifying Accounts" and the Reports of Deloitte & Touche LLP and Ernst & Young LLP, immediately following the "Exhibit Index" are filed as part of this Annual Report on Form 10-K.

            3. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

      (b) Reports on Form 8-K:

            On December 17, 1997, the Company filed a Current Report on Form 8-K, dated December 16, 1997, for the purposes of filing under Item 5 (Other Events) the Company's Selected Consolidated Financial Data, Management's Discussion and Analysis of Financial Conditions and Results of Operations and Consolidated Financial Statements of the Company as of December 31, 1995 and 1996 and June 30, 1996 (unaudited) and for the years ended December 31, 1994, 1995 and 1996 and the six months ended June 30, 1996 and 1997 (unaudited).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SECURITY DYNAMICS TECHNOLOGIES, INC.


                              By:/s/ CHARLES R. STUCKEY, JR.
                                 ---------------------------------
                                 Charles R. Stuckey, Jr.
                                 Chairman, President and Chief Executive Officer

Date:  March 31, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                           Date


/s/ CHARLES R. STUCKEY, JR.       Chairman, President and        March 31, 1998
--------------------------        Chief Executive Officer
Charles R. Stuckey, Jr.           (Principal Executive Officer)


/s/ MARIAN G. O'LEARY             Senior Vice President,         March 31, 1998
---------------------             Finance, Chief Financial
Marian G. O'Leary                 Officer and Treasurer
                                  (Principal Financial and
                                  Accounting Officer)


                                  Director                       March 31, 1998
-------------------
D. James Bidzos


                                  Director                       March 31, 1998
----------------------
Richard L. Earnest


/s/ JOSEPH B. LASSITER, III       Director                       March 31, 1998
---------------------------
Joseph B. Lassiter, III


/s/ GEORGE M. MIDDLEMAS           Director                       March 31, 1998
-----------------------
George M. Middlemas


                                  Director                       March 31, 1998
-----------------------
Sanford M. Sherizen


                                  Director                       March 31, 1998
-----------------
James K. Sims

                                  EXHIBIT INDEX
                                  -------------

  EXHIBIT
     NO.                                DESCRIPTION
     ---                                -----------

*2.1 Stock Purchase Agreement by and among the Registrant, DynaSoft AB and the stockholders of DynaSoft named on Schedule I thereto, dated July 12, 1997, is incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated
             July 15, 1997 (File No. 0-25120) (the "Form 8-K")

*2.2 Stock Purchase Agreement by and among the Registrant, DynaSoft AB and the stockholders of DynaSoft named on Schedule I thereto, dated July 15, 1997, is incorporated herein by reference to
             Exhibit 2.2 to the Form 8-K

*2.3 Stock Purchase Agreement by and among the Registrant, DynaSoft AB and the stockholders of DynaSoft named on Schedule I thereto, dated July 15, 1997, is incorporated herein by reference to
             Exhibit 2.3 to the Form 8-K

*2.4 Stock Purchase Agreement by and between the Registrant and Ian Anderson, dated July 15, 1997, is incorporated herein by reference to Exhibit 2.4 to the Form 8-K

*2.5 Stock Purchase Agreement by and between the Registrant and Joakim Borell, dated July 15, 1997, is incorporated herein by reference to
             Exhibit 2.5 to the Form 8-K

*2.6 Stock Purchase Agreement by and between the Registrant and Jean Paul Link, dated July 15, 1997, is incorporated herein by reference to Exhibit 2.6 to the Form 8-K

*2.7 Stock Purchase Agreement by and between the Registrant and Sten Sorenson, dated July 15, 1997, is incorporated herein by reference to Exhibit 2.7 to the Form 8-K

*3.1 Third Restated Certificate of Incorporation, as amended, of the Registrant (filed as Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1996 and incorporated herein by reference)

*3.2 Amended and Restated By-Laws, as amended, of the Registrant (filed as Exhibit 3.3 to the Registrant's Registration Statement on Form S-1 (File No. 33-85606) (the "Form S-1") and incorporated herein by reference)

*4 Specimen Certificate for shares of Common Stock, $.01 par value, of the Registrant (filed as Exhibit 4.1 to the Form S-1 and incorporated herein by reference)

*#10.1 1986 Stock Option Plan, as amended (filed as Exhibit 10.1 to the Form S-1 and incorporated herein by reference)

*#10.2 1994 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1996 (File No. 0-25120)
             (the "Form 10-K")

*#10.3 1994 Director Stock Option Plan, as amended, is incorporated *#10.3 herein by reference to Exhibit 10.3 to the Form 10-K

*#10.4 1994 Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Exhibit 10.4 to the Form 10-K

#10.5        Employment Agreement between the Registrant and Charles R.
             Stuckey, Jr., dated as of November 1, 1997

*#10.6 Employment Agreement, dated as of April 14, 1996, as amended, among the Registrant, RSA and D. James Bidzos (filed as Exhibit 10.18 to the Registrant's Registration Statement on Form S-4 (File No. 333-7265) (the "Form S-4") and incorporated herein by reference)

*#10.7 Letter Agreement between the Registrant and Arthur W. Coviello, Jr., dated as of August 21, 1995 (filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995 and incorporated herein by reference

*#10.8 Letter Agreement between the Registrant and Linda E. Saris, dated as of May 1, 1989 (filed as Exhibit 10.7 to the Form S-1 and incorporated herein by reference)

*10.9 Amended and Restated Registration Rights Agreement, dated as of September 7, 1988, as amended, among the Registrant and certain stockholders of the Registrant (filed as Exhibit 10.11 to the Form S-1 and incorporated herein by reference)

*10.10 Amendment to Amended and Restated Registration Rights Agreement, dated as of October 31, 1995, among the Registrant and certain stockholders of the Registrant (filed as Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (File No. 33-98818) and incorporated herein by reference)

*#10.11 Stock Restriction Agreement between the Registrant and Richard L. Earnest, dated October 25, 1994 (filed as Exhibit 10.13 to the Form S-1 and incorporated herein by reference)

*+10.12 Terms and Conditions of Purchase, dated January 1, 1994, between the Registrant and Gould Electronics (filed as Exhibit 10.15 to the Form S-1 and incorporated herein by reference)

*+10.13 Letter, dated October 12, 1994, from Sanyo Electric Co., LTD. to the Registrant (filed as Exhibit 10.16 to the Form S-1 and incorporated herein by reference)

*+10.14 Agreement between the Registrant and Progress Software Corporation, dated December 1994 (filed as Exhibit 10.17 to the Form S-1 and incorporated herein by reference)

*10.15 Indenture of Lease, dated as of March 11, 1996, between the Registrant and Beacon Properties, L.P. (filed as Exhibit 10.17 to the Form S-4 and incorporated herein by reference)

*10.16 Stockholder Agreement, dated as of April 14, 1996, among the Registrant, RSA and Addison Fischer (filed as Exhibit 10.19 to the Form S-4 and incorporated herein by reference)

*10.17 Stockholder Agreement, dated as of April 14, 1996, among the Registrant, RSA and D. James Bidzos (filed as Exhibit 10.20 to the Form S-4 and incorporated herein by reference)

*10.18 Stockholder Agreement, dated as of April 14, 1996, among the Registrant, RSA and Ronald Rivest (filed as Exhibit 10.21 to the Form S-4 and incorporated herein by reference)

*#10.19 Amendment No. 3 to 1994 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997 (File No. 0-25120) (the "Form 10-Q")

*10.20 First Amendment to Lease, dated as of May 10, 1997, between the Registrant and Beacon Properties, L.P. is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q

*+10.21 Second Amendment to Progress Software Application Partner Agreement, dated as of November 29, 1995, between the Registrant and Progress Software Corporation is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q

*+10.22 Third Amendment to Progress Software Application Partner Agreement, dated as of November 15, 1996, between the Registrant and Progress Software Corporation is incorporated herein by reference to Exhibit
             10.4 to the Form 10-Q

*10.23 Registration Rights Agreement by and among the Registrant and the parties named on Schedule I thereto, dated July 15, 1997, is incorporated herein by reference to Exhibit 10.1 to the Form 8-K

10.24 Stock Purchase Agreement, dated as of November 6, 1997, between the Registrant and James K. Sims

11           Computation of Income per Common Share

13 Portions of the Registrant's 1997 Annual Report to Stockholders (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K)

21           Subsidiaries of the Registrant

23.1         Consent of Deloitte & Touche LLP, Independent Auditors

23.2         Consent of Ernst & Young LLP, Independent Auditors

27.1         Restated Financial Data Schedule for the year ended December 31,
             1995

27.2         Restated Financial Data Schedule for the three months ended March
             31, 1996

27.3         Restated Financial Data Schedule for the six months ended June
             30, 1996

27.4         Restated Financial Data Schedule for the nine months ended
             September 30, 1996

27.5         Restated Financial Data Schedule for the year ended December 31,
             1996

27.6         Restated Financial Data Schedule for the three months ended March
             31, 1997

27.7         Restated Financial Data Schedule for the six months ended June
             30, 1997

27.8         Restated Financial Data Schedule for the nine months ended
             September 30, 1997

27.9         Financial Data Schedule for the year ended December 31, 1997


-------------------
*   Incorporated herein by reference.
+ Confidential treatment previously granted by the Securities and Exchange Commission as to certain portions.
 #  Management contract or compensatory plan or arrangement filed in response to
    Item 14(a)(3) of the instructions to Form 10-K.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Security Dynamics Technologies, Inc. and Subsidiaries:

We have audited the consolidated financial statements of Security Dynamics Technologies, Inc. (the "Company") as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated March 20, 1998 (which report expresses an unqualified opinion and includes explanatory paragraphs referring to the restatement of the consolidated financial statements for a pooling of interests in 1997 and a change in the Company's method of accounting for option grants requiring stockholder approval in 1996). Such financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference.

Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14. (a) 2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. The consolidated financial statement schedule gives retroactive effect to the acquisition of DynaSoft AB, which has been accounted for as a pooling of interests as described in Note 2 of notes to the consolidated financial statements. We did not audit the consolidated financial statement schedule of RSA Data Security, Inc. for 1995. That financial statement schedule was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for RSA Data Security, Inc. for 1995, is based solely on the report of such other auditors.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

Boston, Massachusetts
March 20, 1998

                Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors
RSA Data Security, Inc.

We have audited the consolidated statements of operations, shareholders' equity and cash flows of RSA Data Security, Inc. for the year ended December 31, 1995 (none of which are presented separately herein). Our audits also included the financial statement schedule of RSA Data Security, Inc. (not presented separately herein) listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of RSA Data Security, Inc. for the year ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                               Ernst & Young LLP


Palo Alto, California
April 8, 1996

                                                                    SCHEDULE II

SECURITY DYNAMICS TECHNOLOGIES, INC.
AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------
(IN THOUSANDS)


                                   BALANCE
                                     AT       CHARGED
                                  BEGINNING  TO COSTS                   BALANCE
                                     OF         AND                      AT END
                                   PERIOD    EXPENSES     DEDUCTIONS   OF PERIOD

   ALLOWANCE FOR
   DOUBTFUL
    ACCOUNTS (1):

   For the year ended          $       527  $      249  $        34  $       742
   December 31, 1997

   For the year ended                  724         223          420          527
   December 31, 1996

   For the year ended                  416         541          233          724
   December 31, 1995

   ACCRUED WARRANTY
   COSTS (1):

   For the year ended          $       105  $        -  $         -  $       105
   December 31, 1997

   For the year ended                  105         128          128          105
   December 31, 1996

   For the year ended                  105          64           64          105
   December 31, 1995


(1) Results for all periods prior to July 15, 1997 and July 26, 1996 have been restated for the acquisitions of DynaSoft AB and RSA Data Security, Inc., respectively, each of which have been accounted for as poolings of interests.