Form 10-K/A
period 1997-12-31
SECURITY DYNAMICS TECHNOLOGIES INC /DE/
filed 1998-04-01
CIK 932064

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1


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

     This Amendment No. 1 on Form 10-K/A amends and restates the signature page of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998 by Security Dynamics Technologies, Inc. (the "Company"), for the purpose of correcting a typographical error which resulted in the inadvertent omission of the conformed signature of a member of the Company's Board of Directors.

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


                                  Director
-------------------
D. James Bidzos


                                  Director
----------------------
Richard L. Earnest


/s/ JOSEPH B. LASSITER, III       Director                       March 31, 1998
---------------------------
Joseph B. Lassiter, III


/s/ GEORGE M. MIDDLEMAS           Director                       March 31, 1998
-----------------------
George M. Middlemas


/s/ SANFORD M. SHERIZEN           Director                       March 31, 1998
-----------------------
Sanford M. Sherizen


                                  Director
-----------------
James K. Sims

                                   SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          SECURITY DYNAMICS TECHNOLOGIES, INC.



                                          By:  /s/ Arthur W. Coviello, Jr.
                                               ---------------------------------
                                               Arthur W. Coviello, Jr.
                                               Executive Vice President and
                                               Chief Operating Officer


Date: April 1, 1998