Form 10-Q
period 1998-03-31
SECURITY DYNAMICS TECHNOLOGIES INC /DE/
filed 1998-05-15
CIK 932064

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-25120

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

                       Yes  [X]                  No  [ ]

     As of April 30, 1998, there were 40,880,844 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.
================================================================================

                      SECURITY DYNAMICS TECHNOLOGIES, INC.
                                   FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets as of March 31, 1998
          and December 31, 1997.......................................    3
          Condensed Consolidated Statements of Income for the three
          months ended March 31, 1998 and 1997........................    4
          Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 1998 and 1997..................    5
          Notes to Condensed Consolidated Financial Statements........    6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   10
Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   17
PART II.  OTHER INFORMATION
Item 2.   Changes in Securities and Use of Proceeds...................   17
Item 6.   Exhibits and Reports on Form 8-K............................   17
          Signature...................................................   18

                         PART I. FINANCIAL INFORMATION

             SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

ITEM 1.  FINANCIAL STATEMENTS

                                                              MARCH 31, 1998    DECEMBER 31, 1997
                                                              --------------    -----------------
                                                               (UNAUDITED)
                                             ASSETS
Current assets:
  Cash and equivalents......................................     $ 45,667           $ 96,595
  Marketable securities.....................................      119,476             68,064
  Accounts receivable (less allowance for doubtful accounts
     of $882 in 1998 and $742 in 1997)......................       25,215             27,551
  Inventory.................................................        4,914              3,035
  Prepaid expenses and other................................        6,183              9,338
  Prepaid income taxes......................................           --              2,562
  Deferred taxes............................................        1,238              1,426
                                                                 --------           --------
          Total current assets..............................      202,693            208,571
                                                                 --------           --------
Property and equipment -- net...............................       19,295             17,515
                                                                 --------           --------
Other assets:
  Investments...............................................        6,155              3,699
  Purchased technology and capitalized software costs,
     net....................................................           60                 86
  Deferred taxes............................................        3,371              3,371
  Other.....................................................          985                733
                                                                 --------           --------
          Total other assets................................       10,571              7,889
                                                                 --------           --------
Total.......................................................     $232,559           $233,975
                                                                 ========           ========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $  7,355           $ 11,137
  Accrued payroll and related benefits......................        2,233              5,254
  Accrued expenses and other................................        6,575              4,071
  Income taxes payable......................................          672                159
  Deferred revenue..........................................        7,529              9,602
                                                                 --------           --------
          Total current liabilities.........................       24,364             30,223
                                                                 --------           --------
  Minority interests........................................        2,851              3,099
                                                                 --------           --------
Commitments and contingencies: (notes 4 and 7)
Stockholders' equity:
  Common stock, $.01 par value; authorized 80,000,000
     shares; issued, 40,857,118 and 35,800,782 shares in
     1998 and 1997; outstanding, 40,856,609 and 35,800,486
     shares in 1998 and 1997................................          409                405
  Additional paid-in capital................................      168,131            165,751
  Retained earnings.........................................       37,851             35,284
  Deferred stock compensation...............................         (101)              (116)
  Treasury stock, common, at cost, 509 and 296 shares in
     1998 and 1997..........................................           --                 --
  Accumulated other comprehensive income....................         (946)              (671)
                                                                 --------           --------
          Total stockholders' equity........................      205,344            200,653
                                                                 --------           --------
Total.......................................................     $232,559           $233,975
                                                                 ========           ========

           See notes to condensed consolidated financial statements.

             SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Revenue.....................................................  $40,246    $29,319
Cost of revenue.............................................    8,616      6,456
                                                              -------    -------
Gross profit................................................   31,630     22,863
                                                              -------    -------
Costs and expenses:
  Research and development..................................    7,113      3,948
  Purchased research and development........................      210         --
  Marketing and selling.....................................   13,480      8,869
  General and administrative................................    4,719      3,589
  Merger and integration....................................    2,600         --
                                                              -------    -------
          Total.............................................   28,122     16,406
                                                              -------    -------
Income from operations......................................    3,508      6,457
Interest income and other...................................    2,410      1,275
                                                              -------    -------
Income before provision for income taxes....................    5,918      7,732
Provision for income taxes..................................    3,202      2,863
Minority interests..........................................      248         --
                                                              -------    -------
Net income..................................................  $ 2,964    $ 4,869
                                                              =======    =======
Basic earnings per share
  Per share amount..........................................  $   .07    $   .13
                                                              =======    =======
  Weighted average shares...................................   40,665     38,480
                                                              =======    =======
Diluted earnings per share
  Per share amount..........................................  $   .07    $   .12
                                                              =======    =======
  Weighted average shares...................................   40,665     38,480
  Effect of dilutive options................................    1,486      1,603
                                                              -------    -------
Adjusted weighted average shares............................   42,151     40,083
                                                              =======    =======

           See notes to condensed consolidated financial statements.

             SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Cash flows from operating activities:
  Net income................................................     2,964       4,869
  Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
     Deferred taxes.........................................       189        (141)
     Purchased research and development.....................       210          --
     Depreciation and amortization..........................     1,594         632
     Stock compensation.....................................       295          17
     Minority interests.....................................      (248)         --
     Increase (decrease) in cash from changes in:
       Accounts receivable..................................       356       1,332
       Inventory............................................    (1,880)       (193)
       Prepaid expenses and other...........................     3,048      (1,130)
       Accounts payable.....................................    (4,070)     (1,871)
       Accrued payroll and related benefits.................    (3,018)       (885)
       Accrued expenses and other...........................     2,713      (1,409)
       Prepaid and income taxes payable.....................     3,068          19
       Deferred revenue.....................................    (2,387)       (359)
                                                              --------    --------
          Net cash provided by (used for) operating
            activities......................................     2,834         881
                                                              --------    --------
Cash flows from investing activities:
  Purchases of marketable securities........................   (95,056)    (22,351)
  Proceeds from sale and maturities of marketable
     securities.............................................    43,331      27,019
  Purchases of property and equipment.......................    (3,346)     (1,600)
  Investments and other.....................................      (709)        313
                                                              --------    --------
          Net cash provided by (used for) investing
            activities......................................   (55,780)      3,381
                                                              --------    --------
Cash flows from financing activities:
  Proceeds from exercise of stock options...................     2,104       2,108
  Minority interest.........................................        --         492
                                                              --------    --------
          Net cash provided by financing activities.........     2,104       2,600
                                                              --------    --------
Effects of exchange rate changes on cash and equivalents....       (86)     (1,146)
                                                              --------    --------
  Net increase (decrease) in cash and equivalents...........   (50,928)      5,716
Cash and equivalents, beginning of period...................    96,595      11,688
                                                              --------    --------
Cash and equivalents, end of period.........................  $ 45,667    $ 17,404
                                                              ========    ========

           See notes to condensed consolidated financial statements.

             SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Security Dynamics Technologies, Inc. (the "Company") and its wholly owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended.

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

     On July 15, 1997, the Company completed an acquisition of DynaSoft AB, ("DynaSoft") (the "DynaSoft Acquisition"). On March 26, 1998, the Company completed an acquisition of Intrusion Detection Inc. ("IDI") (the "IDI Acquisition"). The DynaSoft Acquisition and the IDI Acquisition have been accounted for as poolings of interests and therefore the consolidated financial statements for all periods prior to the respective acquisitions have been restated to include the accounts and operations of DynaSoft and IDI with those of the Company.

2.  EARNINGS PER COMMON SHARE

     In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." The Company changed the method used to compute earnings per share and restated all prior periods in accordance with SFAS No. 128. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 and is intended to simplify the computation of earnings per share and to make the U.S. computations more comparable with international computations by requiring the presentation of basic and fully diluted earnings per share. The Company's only dilutive stock equivalents are stock options.

3.  INCOME TAXES

     The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

     Cash payments for income taxes were approximately $127 and $3,321 for the three months ended March 31, 1998 and 1997, respectively.

4.  CONTINGENCIES

     From time to time the Company is named as a defendant in legal actions arising from its normal business activities. The Company carries insurance against liability for certain types of risks. Although the amount of liability that could result from any litigation cannot be predicted, in the opinion of management, the Company's potential liability on all known claims would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

             SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  INVESTMENTS

VERISIGN

     In January 1998, VeriSign, Inc. ("VeriSign") had an initial public offering of 3 million shares of its common stock. The VeriSign series A and B convertible preferred stock held by the Company converted to common stock in connection with the offering. The offering diluted the Company's ownership to approximately 22% but increased the value of the Company's equity in VeriSign.

     As a result of VeriSign's initial public offering, in accordance with the equity method of accounting, the Company will recognize an increase in the amount of its investment in VeriSign, representing its proportionate share of VeriSign's equity as of December 31, 1997, after considering VeriSign's net proceeds from the offering. The increase in the investment will be recorded with a corresponding increase to additional paid in capital, net of deferred income taxes payable. On April 23, 1998, VeriSign announced it had incurred a net loss of $5.2 million for the first quarter of 1998 and at March 31, 1998 had total assets and liabilities of $63.9 million and $12.7 million, respectively. The Company will record the increase in its investment (approximately $12 million) and its proportionate share of VeriSign's first quarter net loss (approximately $1 million) in the second quarter of 1998 as the Company recognizes its proportionate interest in VeriSign's operating results one quarter in arrears.

VPNET

     In December 1996, the Company purchased 250,000 shares of Series B Preferred Stock of VPNet Technologies, Inc. ("VPNet") of San Jose, California, for an aggregate purchase price of $1.5 million. VPNet was organized to develop and market products and technologies for implementing high-performance virtual private networks. In January 1998, the Company purchased $120,000 of VPNet 8% convertible debt. The debt is convertible into preferred stock which is convertible into common stock. The Company also received a warrant to purchase VPNet Common Stock. The Company's investment in VPNet represents a minority interest of less than 10% of VPNet's capitalization.

TRINTECH

     On March 31, 1998 the Company purchased, in a non-cash transaction, 482,756 ordinary shares of Trintech Group ("Trintech") for $2.0 million. Trintech Group is an Irish development company organized to develop and market software products designed to enable secure payment in the electronic marketplace. The Company's investment represents a minority interest of less than 5% of Trintech's capitalization. The Company has also agreed to purchase up to $3.0 million of Trintech's Series A Convertible Preferred Shares at such time as Trintech completes a private placement of such securities.

NCIPHER

     In October 1997, the Company purchased 175,285 Ordinary Shares of nCipher Corporation Limited ("nCipher") for an aggregated purchase price of $512,000. nCipher is located in the United Kingdom and develops products designed to accelerate cryptographic processes in Internet security, electronic commerce and other applications. In January 1998, the Company purchased 93,896 Ordinary Shares of nCipher for an aggregate purchase price of $336,418. The Company's investment in nCipher represents a minority interest of less than 5% of nCipher's capitalization.

6.  ACQUISITIONS

     In connection with the IDI Acquisition, the Company issued approximately 784,000 shares of common stock in exchange for all of IDI's outstanding common stock. IDI develops and markets intrusion detection software. Merger and integration expenses incurred in connection with the IDI acquisition were approximately $2.6 million. No adjustments were required to conform accounting policies of the Company and IDI.

             SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Revenue and net income (loss) for each of the previously separate companies for the periods prior to the IDI Acquisition follow:

                                                     THREE MONTHS ENDED     YEAR ENDED
                                                         MARCH 31,         DECEMBER 31,
                                                     ------------------    ------------
                                                      1998       1997          1997
                                                     -------    -------    ------------
REVENUE
  Security Dynamics(a).............................  $39,346    $28,419      $135,930
  IDI..............................................      900        900         4,700
                                                     -------    -------      --------
          Total....................................  $40,246    $29,319      $140,630
                                                     =======    =======      ========
NET INCOME (LOSS)
  Security Dynamics(a).............................  $ 3,101    $ 4,561      $ 16,368
  IDI..............................................     (137)       308           680
                                                     -------    -------      --------
          Total....................................  $ 2,964    $ 4,869      $ 17,048
                                                     =======    =======      ========

---------------
(a)  Includes revenues and net income of DynaSoft.

7.  COMMITMENTS

     Effective April 1, 1998, the Company amended its agreement with Progress Software Corporation ("Progress Software") for the right to use certain of its software to enhance the functionality of the Company's ACE/Server software. In order to obtain favorable pricing, the Company agreed to prepay $6.0 million in installments over the remaining three quarters of 1998. The prepaid royalty will be recorded as a component of cost of sales as the related products are sold.

8.  COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The following is presented in accordance with this statement:

     For the three months ended March 31, 1998 and 1997, comprehensive income is:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Net income..................................................  $2,964     $4,869
Other comprehensive income, net of tax:
  Unrealized holding (loss) gain on securities arising
     during period..........................................    (102)    (1,298)
  Foreign currency translation adjustments..................    (173)      (239)
                                                              ------     ------
Comprehensive income........................................  $2,689     $3,332

     Accumulated other comprehensive income consists of the following:

                                                FOREIGN        UNREALIZED       ACCUMULATED
                                               CURRENCY      HOLDING (LOSS)        OTHER
                                              TRANSLATION       GAIN ON        COMPREHENSIVE
                                              ADJUSTMENTS      SECURITIES         INCOME
                                              -----------    --------------    -------------
Balance, December 31, 1997..................     $(750)          $  79             $(671)
Current period change.......................      (173)           (102)             (275)
                                                 -----           -----             -----
Balance, March 31, 1998.....................     $(923)          $ (23)            $(946)
                                                 =====           =====             =====

             SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9.   RECENT ACCOUNTING PRONOUNCEMENTS

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition", which supersedes SOP No. 91-1. The Company adopted SOP No. 97-2 prospectively on January 1, 1998. SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. In March 1998, the AICPA postponed the adoption date of certain provisions of SOP No. 97-2. The adoption of SOP No. 97-2 did not have a material effect on the Company's revenues and operating results for the three months ended March 31, 1998.

     In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company will be required to adopt the provisions of this statement in its annual financial statements for fiscal 1998. SFAS 131 establishes new standards for reporting information about operating segments. The Company believes the segment information required to be disclosed under SFAS 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each reportable operating segment. The Company has not yet completed its analysis of the operating segments on which it will report.

10.  1994 STOCK OPTION PLAN

     On January 22, 1998 and March 8, 1998, the Board of Directors adopted, and on April 30, 1998 the stockholders approved, an amendment and restatement of the 1994 Stock Option Plan, as amended increasing the number of shares of Common Stock authorized for issuance thereunder from 6,570,000 to 9,570,000 shares in the aggregate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (IN THOUSANDS, EXCEPT SHARE DATA)

OVERVIEW

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

     The IDI Acquisition was completed on March 26, 1998 and has been accounted for as a pooling of interests. Accordingly, the results of operations for all periods discussed below have been restated to include the financial results of IDI. See Notes 1 and 6 of Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The following table sets forth income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items, for the three months ended March 31, 1998 and 1997.

                                                              PERCENTAGE OF
                                                                  TOTAL         PERIOD-TO-PERIOD
                                                                 REVENUE             CHANGE
                                                              --------------    ----------------
                                                                 THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------------
                                                              1998     1997
                                                              -----    -----
Revenue.....................................................  100.0%   100.0%         37.3%
Cost of revenue.............................................   21.4     22.0          33.5
                                                              -----    -----         -----
Gross profit................................................   78.6     78.0          38.3
                                                              -----    -----         -----
Costs and expenses:
  Research and development..................................   17.7     13.5          80.2
  Purchased research and development........................     .5       --         100.0
  Marketing and selling.....................................   33.5     30.3          52.0
  General and administrative................................   11.7     12.2          31.5
  Merger and integration....................................    6.5       --         100.0
                                                              -----    -----         -----
          Total.............................................   69.9     56.0          71.4
                                                              -----    -----         -----
Income from operations......................................    8.7     22.0         (45.7)
Interest income and other...................................    6.0      4.3          89.0
                                                              -----    -----         -----
Income before provision for income taxes....................   14.7     26.3         (23.5)
Provision for income taxes..................................    8.0      9.7          11.8
Minority interests..........................................     .6       --         100.0
                                                              -----    -----         -----
Net income..................................................    7.3%    16.6%        (39.1)%
                                                              =====    =====         =====

REVENUE

     The Company's revenue is derived principally from the sales of SecurID tokens; licensing of ACE/Server, BoKS and SecurPC software; licensing of BSAFE, TIPEM, S/PAY and S/MAIL encryption engines; licensing of patents; licensing of Kane Security Analyst and Kane Security Monitor Software and revenues from maintenance and professional services.

     Total revenue increased 37.3% in the first quarter of 1998 to $40,246 from $29,319 in the first quarter of 1997. This increase in revenue reflected increases in unit sales of all of the Company's products, except

ACM/400 and ACM/1600 hardware products. Approximately 60% of the increase in revenue was attributable to increased sales of SecurID tokens. Approximately 15% of the increase in revenue was attributable to increased sales of encryption engine licenses and patent licensing. Approximately 19% of the increase in revenue was attributable to increased sales of ACE/Server and ACM software products. The balance of the increase in revenue resulted from increased maintenance revenue offset by decreased hardware revenue. The Company believes that the overall increase in sales was attributable in part to growth of the information security market, with the increased use of the Internet and corporate intranets and extranets continuing to play significant roles in developing new opportunities for the Company.

     International revenue (excluding Canada) increased 76.3% in the first quarter of 1998 to $10.4 from $5.9 in the first quarter of 1997 and accounted for 25.9% and 20.1% of total revenue in the first quarters of 1998 and 1997, respectively. This increase in international revenue was primarily attributable to the continuing expansion of the Company's international direct sales force and increased market penetration of the Company's products in foreign markets.

COST OF REVENUE AND GROSS PROFIT

     The Company's cost of revenue consists primarily of costs associated with the manufacture and delivery of SecurID tokens and hardware products. The Company's utilizes assembly contractors for most manufacturing. Cost of revenue also includes royalty fees incurred on the sale of ACE/Server software, royalty fees payable on the licensing of patent technology and royalties payable under certain OEM agreements. Cost of revenue includes customer support costs and production costs, which include labor costs associated with the programming of SecurID tokens, inspection and quality control functions and shipping costs.

     The Company's gross profit increased 38.3% in the first quarter of 1998 to $31,630, or 78.6% of revenue, from $22,863, or 78.0% of revenue, in the first quarter of 1997. Approximately 58% of the increase in gross profit was attributable to increased unit sales of SecurID tokens. Approximately 18% of the increase in gross profit was attributable to increased licensing sales of encryption engine technology and patent licensing. Approximately 22% of the increase in gross profit was attributable to increased licensing sales of ACE/Server software. In addition, gross profit increased due to increased maintenance revenues. Gross profit as a percentage of revenue in the first quarter of 1998 was relatively stable compared to the first quarter of 1997.

     In the future, gross profit may be affected by several factors, including changes in product mix and distribution channels, price reductions (resulting from volume discounts or otherwise), competition, increases in the cost of revenue (including increases in material costs associated with the manufacture of SecurID tokens and hardware products and any software license fees or royalties payable by the Company) and other factors.

RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of personnel costs as well as fees for development services provided by consultants.

     Research and development expenses increased 80.2% in the first quarter of 1998 to $7,113 from $3,948 in the first quarter of 1997, and increased as a percentage of revenue to 17.7% from 13.5% primarily due to increased payroll costs associated with the employment of additional staff.

MARKETING AND SELLING

     Marketing and selling expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel and marketing program expenses.

     Marketing and selling expenses increased 52.0% in the first quarter of 1998 to $13,480 from $8,869 in the first quarter of 1997, and increased as a percentage of revenue to 33.5% from 30.3%. Approximately 57% of the increase in marketing and selling expenses was attributable to increased payroll costs associated with the employment of additional staff. Approximately 43% of the increase in marketing and selling expenses resulted from increased travel expenses and marketing program expenses. Commission expense remained relatively stable for the first quarter of 1998 compared to the first quarter of 1997 primarily because the Company modified its commission plans in 1998.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of personnel costs for administration, finance, human resources, general management and legal and accounting fees.

     General and administrative expenses increased 31.5% in the first quarter of 1998 to $4,719, or 11.7% of revenue, from $3,589, or 12.2% of revenue, in the first quarter of 1997. The increase in general and administrative expenses was primarily due to increased payroll costs associated with the employment of additional staff.

MERGER AND INTEGRATION EXPENSES

     Merger and integration expenses, consisting of legal, accounting, investment banking and other expenses, incurred in connection with the IDI Acquisition were $2.6 million in the first quarter of 1998.

INTEREST INCOME AND OTHER

     Interest income and other consists primarily of interest earned on the Company's cash balances and marketable securities.

     Interest income increased 89.0% in the first quarter of 1998 to $2,410 from $1,275 in the first quarter of 1997 due to interest earned on higher cash and marketable securities balances.

PROVISION FOR INCOME TAXES

     The provision for income taxes increased to $3,202 during the first quarter of 1998 from $2,863 in the first quarter of 1997. This increase was primarily the result of non-deductible merger and integration expenses incurred in connection with the IDI Acquisition.

     The Company's effective tax rate was 54.1% for the first quarter of 1998 compared to 37.0% for the first quarter of 1997. The effective tax rate increase was due to non-deductible merger and integration expenses, partially offset by benefits resulting from the Company's foreign tax strategy.

MINORITY INTERESTS

     Minority interests in the consolidated net income was $248 during the three months ended March 31, 1998. An aggregate of 26% of RSA's Japanese subsidiary is owned by minority interest stockholders.

NET INCOME

     As a result of the above factors, net income in the first quarter of 1998 decreased to $2,964, or 7.3% of revenue, from $4,869, or 16.6% of revenue, in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity

     At March 31, 1998, the Company had cash, cash equivalents and marketable securities of $165.1 million and working capital of $178.3 million. The Company has historically funded its operations primarily from cash generated from its operating activities. During the first quarter of 1998 the Company used the cash provided by operations principally for working capital needs and to finance certain costs in connection with the IDI Acquisition. The Company believes that working capital will be sufficient to meet its anticipated cash requirements through at least 1999.

  Mergers and Acquisitions

     On July 26, 1996, a wholly owned subsidiary of the Company acquired RSA (the "RSA Merger"). The RSA Merger costs were approximately $6.1 million. On July 15, 1997, the Company acquired approximately 95% of the outstanding shares and certain of the outstanding options to acquire shares of DynaSoft in exchange for approximately 2.7 million shares of the Company's Common Stock. The Company also paid approximately $6.0 million in cash to certain of stockholders of DynaSoft in exchange for the remaining outstanding shares and options. The DynaSoft Acquisition costs were approximately $5.7 million, which included integration costs, primarily severance, of $0.3 million. The RSA Merger and DynaSoft Acquisition were accounted for as poolings of interests.

     On March 26, 1998, a wholly owned subsidiary of the Company acquired IDI. The acquisition was accounted for as a pooling of interests merger. The Company issued approximately 784,000 shares of Common Stock of the Company in exchange for all of IDI's outstanding common stock. The IDI Acquisition costs were approximately $2.6 million. See Note 6 of Notes to the Company's Consolidated Financial Statements.

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

  Sales of Common Stock

     In October 1997, the Company sold 1,626,000 shares of Common Stock in a follow-on public offering, which generated $61.1 million of net cash proceeds to the Company.

     The Company generated $2.4 million of cash from employees exercising of stock options during the first quarter of 1998.

  Strategic Investments

     During 1995, RSA granted certain rights and privileges in certain technology to VeriSign in connection with VeriSign's incorporation and received 4,000,000 shares of VeriSign common stock. On April 17, 1995 and February 20, 1996, the Company purchased 425,000 shares of Series A and 72,091 shares of Series B Convertible Preferred Stock, respectively, of VeriSign for an aggregate purchase price of $687,000. VeriSign was organized to provide digital certificates and related services that use public-key cryptography to ensure essential privacy and authentication features. VeriSign introduced its first products and services in June 1995; as such, it has a limited operating history and through December 31, 1997 has incurred significant net losses in each year since its inception. There can be no assurance that VeriSign will achieve profitability in the foreseeable future. The Company's voting interest in VeriSign was approximately 27% and 26% at December 31, 1996 and 1997, respectively. The Company uses the equity method to account for its investment in VeriSign. In January 1998, VeriSign has an initial public offering which diluted the Company's ownership to approximately 22% but increased the Company's equity in VeriSign.

     As a result of VeriSign's initial public offering, in accordance with the equity method of accounting, the Company will recognize an increase in the amount of its investment in VeriSign, representing its proportionate share of VeriSign's equity as of December 31, 1997, after considering VeriSign's net proceeds from the offering. The increase in the investment will be recorded with a corresponding increase to additional paid in capital, net of deferred income taxes payable. On April 23, 1998, VeriSign announced it had incurred a net loss of $5.2 million for the first quarter of 1998 and at March 31, 1998 had total assets and liabilities of $63.9 million and $12.7 million, respectively. The Company will record the increase in its investment (approxi-mately $12 million) and its proportionate share of VeriSign's first quarter net loss (approximately $1 million) in the second quarter of 1998 as the Company recognizes its proportionate interest in VeriSign's operating results one quarter in arrears.

     In December 1996, the Company purchased 250,000 shares of Series B Preferred Stock of VPNet Technologies, Inc. ("VPNet") of San Jose, California, for an aggregate purchase price of $1.5 million. VPNet was organized to develop and market products and technologies for implementing high-performance virtual private networks. In January 1998, the Company purchased $120,000 of VPNet 8% convertible debt. The debt is convertible into preferred stock which is convertible into common stock. The Company also received a warrant to purchase VPNet common stock. The Company's investment in VPNet represents a minority interest of less than 10% of VPNet's capitalization.

     On March 31, 1998 the Company purchased, in a non-cash transaction, 482,756 ordinary shares of Trintech Group ("Trintech") for $2.0 million. Trintech Group is an Irish development company organized to develop and market software products designed to enable secure payment in the electronic marketplace. The Company's investment represents a minority interest of less than 5% of Trintech's capitalization. The Company has also agreed to purchase up to $3.0 million of Trintech's Series A Convertible Preferred Shares at such time as Trintech completes a private placement of such securities.

     In October 1997, the Company purchased 175,285 Ordinary Shares of nCipher Corporation Limited ("nCipher") for an aggregated purchase price of $512,000. nCipher is located in the United Kingdom and develops products designed to accelerate cryptographic processes in Internet security, electronic commerce and other applications. In January 1998, the Company purchased 93,896 Ordinary Shares of nCipher for an aggregate purchase price of $336,418. The Company's investment in nCipher represents a minority interest of less than 5% of nCipher's capitalization.

  Capital Expenditures

     The Company's capital expenditures during the first quarter of 1998 were $3.3 million and were for additional leasehold improvements, office furniture and equipment, as well as computer equipment for product development, testing and support to accommodate the Company's continued growth. During the fourth quarter of 1997, the Company commenced implementation of an information system which is designed to better meet the Company's growing world-wide information and business process needs. The Company expects the system, which is represented by the manufacturer to be Year 2000 compliant, to be operational in 1998 and estimates the total cost at approximately $5.0 million, of which approximately $3.5 million will be spent in 1998 ($219,000 was spent in the first quarter of 1998).

  Leasing Expenditures

     In March 1998, the Company entered into an amendment to its noncancelable operating lease for facilities in Bedford, Massachusetts. The facilities leased under the amended agreement provide for approximately 183,000 square feet of office space, and the annual base rent is approximately $2.6 million per year through February 2008.

     In August and December 1997, the Company entered into two noncancelable ten-year leases expiring in 2008 for RSA offices in Redwood City, California. The first facility consists of approximately 27,000 square feet of office space, and the annual base rent is approximately $1.0 million. The Company plans to occupy the second facility in June 1998. The second facility consists of approximately 31,000 square feet of office space, and the annual base rent is approximately $912,000 and annual operating expenses of approximately $245,000. Both leases have rent escalation provisions covering years two through ten based on the Consumer Price Index.

  Royalty Arrangements and Purchased Research and Development

     Effective April 1, 1998, the Company amended its agreement with Progress Software for the right to use certain of its software to enhance the functionality of the Company's ACE/Server software. In order to obtain favorable pricing, the Company agreed to prepay $6.0 million in installments over the remaining three quarters of 1998. The prepaid royalty will be recorded as a component of cost of sales as products are sold.

     The Company expended approximately $210,000 for purchased research and development technology during the first quarter of 1998.

  Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Although the Company believes that its products and systems are Year 2000 compliant, the Company utilizes third-party equipment and software that may not be Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition.

     Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to implement the infrastructure needed to conduct trusted and secure communications and commerce over information networks or to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company has formed a Year 2000 task force. The task force consists of employees with expertise in areas the Company believes could be affected if not Year 2000 compliant. The task force has established a Year 2000 compliance plan. The scope of the plan is to (i) identify the third-party equipment, software, vendors, systems and suppliers used by the Company which are not Year 2000 compliant, (ii) replace non-compliant third party equipment and software with compliant equipment and software and find alternatives to non-compliant vendors, systems and suppliers, and (iii) work with Company customers to overcome questions and concerns they may have about the impact of Year 2000 compliance on the Company and its products. The task force has almost completed the identification phase of the project and anticipates completion of the replacement phase of the project in 1998. Except for the previously described worldwide business and information system, the Company does not believe the identification and replacement of third party equipment and software will have a material cost to the Company.

  Recent Accounting Pronouncements

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition", which supersedes SOP No. 91-1. The Company adopted SOP No. 97-2 prospectively on January 1, 1998. SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. In March 1998, the AICPA postponed the adoption date of certain provisions of SOP No. 97-2. The adoption of SOP No. 97-2 did not have a material effect on the Company's revenues and operating results for the three months ended March 31, 1998.

     In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131,"). The Company will be required to adopt the provisions of this statement in its annual financial statements for fiscal 1998. SFAS 131 establishes new standards for reporting information about operating segments. The Company believes the segment information required to be disclosed under SFAS 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each reportable operating segment. The Company has not yet completed its analysis of the operating segments on which it will report.

  Certain Factors That May Affect Future Results

     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this report and presented elsewhere by management from time to time. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

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

     The Company's success is dependent in part on its ability to complete its integration of the operations of IDI, DynaSoft and RSA in an efficient and effective manner. The successful combination of the Company, IDI, DynaSoft and RSA in a rapidly changing high technology industry may be more difficult to accomplish than in other industries. The combination of these companies and any future acquisitions will require, among other things, integration of the companies' respective product offerings and coordination of their sales and marketing and research and development efforts. There can be no assurance that such integration will be accomplished smoothly or successfully. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations. The integration of certain operations will require the dedication of management resources which may temporarily distant attention from the day-to-day business of the combined company. The inability of management to successfully integrate the operations of these companies could have a material adverse effect on the business and results of operations of the Company.

     The Company's success is also dependent on the success of its SecurSight strategy, which is a family of enterprise security solutions being developed by the Company that would enable organizations to support and manage the growing use of public and private keys, digital signatures and digital certificates for assuring confidentiality and privacy on an enterprise-wide scale. The success of SecurSight is dependent on a number of factors, including without limitation delays in product development, undetected software errors or bugs, competitive pressures, technical difficulties, market acceptance of new technologies, including without limitation the use and implementation of various certificate management and key management technologies, changes in customer requirements and government regulations, delays in developing strategic partnerships and general economic conditions.

     The Company's success is highly dependent on its ability to enhance its existing products and to develop and introduce new products in a timely manner. If the Company were to fail to introduce new products on a timely basis, the Company's operating results could be adversely affected. To date, substantially all of the Company's revenues have been attributable to sales of its enterprise network and data security products, the licensing of encryption engines and the provision of related services, and existing and new versions of such products are expected to continue to represent a high percentage of the Company's revenue for the foreseeable future. As a result, any factor adversely affecting sales of these products and services could have a material adverse effect on the Company's financial condition and results of operations.

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

     All of the Company's products are subject to export controls under U.S. law and applicable foreign government restrictions, including without limitation restrictions on the export of encryption technology. The Company believes it has obtained necessary export approvals for the export of the products it currently exports. There can be no assurance, however, that the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, will not be revised from time to time, or that the Company will be able to obtain necessary regulatory approvals for the export of future products. The inability of the Company to obtain required approvals under these regulations could adversely affect the ability of the Company to make international sales. In addition, the Company may be at a disadvantage in competing for international sales compared to companies located outside the United States that are not subject to such restrictions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                          PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 26, 1998, the Company acquired all of the outstanding capital stock of IDI pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of March 26, 1998, by and among the Company, IDI, Apple Acquisition Corp., a wholly owned subsidiary of the Company, and Robert Kane and Lillian Kane (the "IDI Stockholders"). Pursuant to the Merger Agreement, the Company issued 784,342 shares of its Common Stock (the "Shares") to the IDI Stockholders in exchange for all of the outstanding capital stock of IDI. The Shares were issued and sold in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with such issuance and sale of Common Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A) EXHIBITS

     The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of or are included in this Quarterly Report on Form 10-Q.

B) REPORTS ON FORM 8-K:

     On March 27, 1998, the Company filed a Current Report on Form 8-K, dated March 26, 1998, announcing under Item 5 (Other Events) that the Company had acquired IDI. No financial statements were required to be filed with such report.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         SECURITY DYNAMICS TECHNOLOGIES, INC.



                                         /s/ MARIAN G. O'LEARY
                                         ---------------------------------------
                                         Marian G. O'Leary
                                         Senior Vice President,
                                         Finance, Chief Financial Officer and
                                         Treasurer


Dated: May 15, 1998

                                 EXHIBIT INDEX

ITEM                           DESCRIPTION
----                           -----------
 2.1   Agreement and Plan of Merger by and among the Registrant,
       Intrusion Detection Inc., Apple Acquisition Corp., Robert
       Kane and Lillian Kane, dated March 26, 1998 is incorporated herein by reference to Exhibit 2.1 to the Registrant's
       Current Report on Form 8-K, dated March 26, 1998 (File No.
       000-25120) (the "Form 8-K").
10.1   Registration Rights Agreement by and among the Registrant,
       Robert Kane and Lillian Kane, dated March 26, 1998 is
       incorporated herein by reference to Exhibit 10.1 to the Form
       8-K.
10.2   1994 Stock Option Plan, as amended -- 1998 Restatement is
       incorporated herein by reference to Annex A to the
       Registrant's Definitive Schedule 14A filed April 1, 1998
       (File No. 000-25120).
10.3   Amendment No. 4 to 1994 Stock Option Plan, as amended.
10.4   1998 Deferred Compensation Plan.
10.5   Second Amendment to Lease, dated as of April 8, 1998, by and between the Registrant and EOP -- Crosby Corporate Center,
       L.L.C.
10.6   Rider to Indenture of Lease, dated as of March 11, 1996
       between the Registrant and Beacon Properties, L.P.
10.7   Lease Agreement, dated as of August 15, 1997, by and between the Registrant and Peninsula Office Park Associates, L.P.
10.8   Lease Agreement, dated as of December 19, 1997, by and
       between the Registrant and Peninsula Office Park Associates,
       L.P.
11     Computation of Income Per Common and Common Equivalent
       Share.
27     Financial Data Schedule.