Form 10-Q
period 1998-06-30
SECURITY DYNAMICS TECHNOLOGIES INC /DE/
filed 1998-08-14
CIK 932064

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

     As of July 31, 1998, there were 40,924,242 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITY DYNAMICS TECHNOLOGIES, INC.
                                   FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets as of June 30, 1998
          and December 31, 1997.......................................     3
          Condensed Consolidated Statements of Income for the three
          and six months ended June 30, 1998 and 1997.................     4
          Condensed Consolidated Statements of Cash Flows for the
          three and six months ended June 30, 1998 and 1997...........     5
          Notes to Condensed Consolidated Financial Statements........     6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    11
Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................    19
PART II   OTHER INFORMATION
Item 4.   Submission of Matters to a Vote of Security Holders.........    20
Item 5.   Other Events................................................    20
Item 6.   Exhibits and Reports on Form 8-K............................    21
          Signature...................................................    22

                         PART I. FINANCIAL INFORMATION

             SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

ITEM 1.  FINANCIAL STATEMENTS

                                                              JUNE 30, 1998    DECEMBER 31, 1997
                                                              -------------    -----------------
                                             ASSETS
Current assets:
  Cash and equivalents......................................    $ 29,003           $ 96,595
  Marketable securities.....................................     129,319             68,064
  Accounts receivable (less allowance for doubtful accounts
     of $705 in 1998 and $742 in 1997)......................      29,961             27,551
  Inventory.................................................       7,981              3,035
  Prepaid expenses and other................................       6,313              9,338
  Prepaid income taxes......................................          --              2,562
  Deferred taxes............................................       1,062              1,426
                                                                --------           --------
          Total current assets..............................     203,639            208,571
                                                                --------           --------
Property and equipment -- net...............................      23,114             17,515
                                                                --------           --------
Other assets:
  Investments...............................................      20,158              3,699
  Purchased technology and capitalized software costs,
     net....................................................          41                 86
  Deferred taxes............................................          --              3,371
  Other.....................................................       1,050                733
                                                                --------           --------
          Total other assets................................      21,249              7,889
                                                                --------           --------
Total.......................................................    $248,002           $233,975
                                                                ========           ========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  8,299           $ 11,137
  Accrued payroll and related benefits......................       5,594              5,254
  Accrued expenses and other................................       4,154              4,071
  Income taxes payable......................................       1,865                159
  Deferred revenue..........................................       8,269              9,602
                                                                --------           --------
          Total current liabilities.........................      28,181             30,223
                                                                --------           --------
  Deferred taxes............................................         950                 --
                                                                --------           --------
  Minority interests........................................       2,641              3,099
                                                                --------           --------
Commitments and contingencies: (notes 4 and 7)
Stockholders' equity:
  Common stock, $.01 par value; authorized 80,000,000
     shares; issued, 40,921,042 and 40,467,118 shares in
     1998 and 1997; outstanding, 40,920,533 and 40,466,609
     shares in 1998 and 1997................................         409                405
  Additional paid-in capital................................     168,575            165,751
  Retained earnings.........................................      48,525             35,284
  Deferred stock compensation...............................         (79)              (116)
  Treasury stock, common, at cost, 509 and 296 shares in
     1998 and 1997..........................................          --                 --
  Accumulated other comprehensive income....................      (1,200)              (671)
                                                                --------           --------
          Total stockholders' equity........................     216,230            200,653
                                                                --------           --------
Total.......................................................    $248,002           $233,975
                                                                ========           ========

           See notes to condensed consolidated financial statements.

             SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                       1998       1997       1998       1997
                                                      -------    -------    -------    -------
Revenue.............................................  $43,372    $34,255    $83,618    $63,574
Cost of revenue.....................................   11,893      6,787     20,509     13,243
                                                      -------    -------    -------    -------
Gross profit........................................   31,479     27,468     63,109     50,331
                                                      -------    -------    -------    -------
Costs and expenses:
  Research and development..........................    7,525      4,998     14,638      8,946
  Purchased research and development................       --         --        210         --
  Marketing and selling.............................   14,774     10,301     28,254     19,170
  General and administrative........................    4,941      4,619      9,660      8,209
  Merger and integration............................       --         --      2,600         --
                                                      -------    -------    -------    -------
          Total.....................................   27,240     19,918     55,362     36,325
                                                      -------    -------    -------    -------
Income from operations..............................    4,239      7,550      7,747     14,006
Interest income and other...........................    2,082      1,459      4,492      2,760
Gain on sale of marketable securities...............       --        222         --        197
Gain from increase in market value of equity
  investment........................................   11,976         --     11,976         --
Equity in loss from operations of equity
  investment........................................   (1,173)        --     (1,173)        --
                                                      -------    -------    -------    -------
Income before provision for income taxes............   17,124      9,231     23,042     16,963
Provision for income taxes..........................    6,661      3,355      9,863      6,218
Minority interests..................................      210         --        458         --
                                                      -------    -------    -------    -------
Net income..........................................  $10,673    $ 5,876    $13,637    $10,745
                                                      =======    =======    =======    =======
Basic earnings per share:
  Per share amount..................................  $  0.26    $  0.15    $  0.33    $  0.28
                                                      =======    =======    =======    =======
  Weighted average shares...........................   40,907     38,656     40,815     38,425
                                                      =======    =======    =======    =======
Diluted earnings per share:
  Per share amount..................................  $  0.25    $  0.15    $  0.32    $  0.27
                                                      =======    =======    =======    =======
  Weighted average shares...........................   40,907     38,656     40,815     38,425
  Effect of dilutive options........................      968      1,655      1,186      1,661
                                                      -------    -------    -------    -------
Adjusted weighted average shares....................   41,875     40,311     42,001     40,086
                                                      =======    =======    =======    =======

           See notes to condensed consolidated financial statements.

             SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                1998        1997
                                                              ---------    -------
Cash flows from operating activities:
  Net income................................................  $  13,637    $10,745
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Gain from increase in market value of equity
      investment............................................    (11,976)        --
     Loss from operations of equity investment..............      1,173         --
     Deferred taxes.........................................      4,685        224
     Purchased research and development.....................        210         --
     Depreciation and amortization..........................      2,841      1,461
     Stock compensation.....................................        597        621
     License write off......................................      3,000
     Minority interests.....................................       (458)        --
     Increase (decrease) in cash from changes in:
       Accounts receivable..................................     (2,405)    (3,719)
       Inventory............................................     (4,947)      (583)
       Prepaid expenses and other...........................       (272)      (773)
       Accounts payable.....................................     (3,151)      (503)
       Accrued payroll and related benefits.................        332        725
       Accrued expenses and other...........................         64        882
       Prepaid and income taxes payable.....................      4,351       (914)
       Deferred revenue.....................................     (1,334)      (416)
                                                              ---------    -------
          Net cash provided by operating activities.........      6,347      7,750
                                                              ---------    -------
Cash flows from investing activities:
  Purchases of marketable securities........................   (140,993)   (48,027)
  Proceeds from sale and maturities of marketable
     securities.............................................     79,651     55,628
  Purchases of property and equipment.......................     (8,389)    (4,000)
  Investments and other.....................................     (5,971)       211
                                                              ---------    -------
          Net cash provided by (used for) investing
            activities......................................    (75,702)     3,812
                                                              ---------    -------
Cash flows from financing activities:
  Proceeds from exercise of stock options...................      2,298         --
  Proceeds from sales of common stock, net of issuance costs
     and other..............................................         --       (369)
  Payment to Acquisition shareholders.......................         --      1,704
  Minority interests........................................         --      1,389
                                                              ---------    -------
          Net cash provided by financing activities.........      2,298      2,724
                                                              ---------    -------
Effects of exchange rate changes on cash and equivalents....       (535)      (346)
                                                              ---------    -------
  Net increase (decrease) in cash and equivalents...........    (67,592)    13,940
Cash and equivalents, beginning of period...................     96,595     11,688
                                                              ---------    -------
Cash and equivalents, end of period.........................  $  29,003    $25,628
                                                              =========    =======

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

     On July 15, 1997, the Company completed an acquisition of DynaSoft AB ("DynaSoft") (the "DynaSoft Acquisition"). On March 26, 1998, the Company completed an acquisition of Intrusion Detection Inc. ("IDI") (the "IDI Acquisition"). The DynaSoft Acquisition and the IDI Acquisition have been accounted for as poolings of interests and therefore the consolidated financial statements for all periods prior to the respective acquisitions have been restated to include the accounts and operations of DynaSoft and IDI with those of the Company.

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

     Cash payments for income taxes were approximately $551 and $678 for the three and six months ended June 30, 1998, respectively, and $3,956 and $7,277 for the three and six months ended June 30, 1997, respectively.

4.  CONTINGENCIES

     The Company is not a party to any litigation that it believes could have a material adverse effect on the Company or its business.

     During the second quarter of 1998, the Company reached a favorable settlement in lawsuits relating to certain of its intellectual property rights. The settlement was recorded as revenue and represented less than 5% of consolidated second quarter revenue.

             SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  INVESTMENTS

VERISIGN

     In January 1998, VeriSign, Inc. ("VeriSign") had an initial public offering of three million shares of its common stock. The VeriSign series A and B convertible preferred stock held by the Company converted to common stock in connection with the offering. The offering diluted the Company's ownership to approximately 22% but increased the value of the Company's equity in VeriSign. The market value of the Company's investment in VeriSign was approximately $168,100 at June 30, 1998.

     As a result of VeriSign's initial public offering, in accordance with the equity method of accounting, the Company recognized as a gain the increase in the amount of its investment in VeriSign, representing its proportionate share of VeriSign's equity as of December 31, 1997, after considering VeriSign's net proceeds from the offering. The Company recorded the increase in its investment of $11,376 and its proportionate share of VeriSign's first quarter net loss of $1,173 in the second quarter of 1998. The Company recognizes its proportionate interest in VeriSign's operating results one quarter in arrears. On July 27, 1998, VeriSign announced it had incurred a net loss of $4,900 and $10,100 for the three and six months ended June 30, 1998, respectively, and at June 30, 1998 had total assets and liabilities of $61,400 and $14,900, respectively. An officer of the Company serves as Chairman of the Board of VeriSign.

VPNET

     In December 1996, the Company purchased 250,000 shares of Series B Preferred Stock of VPNet Technologies, Inc. ("VPNet") of San Jose, California, for an aggregate purchase price of $1,500. VPNet was organized to develop and market products and technologies for implementing high-performance virtual private networks. In January 1998, the Company purchased $120 of VPNet 8% convertible debt. The debt is convertible into preferred stock which is convertible into common stock. The Company also received a warrant to purchase VPNet Common Stock. The Company's investment in VPNet represents a minority interest of less than 10% of VPNet's capitalization. An officer of the Company serves as a director of VPNet.

TRINTECH

     On March 31, 1998 the Company purchased, in a non-cash transaction, 482,756 ordinary shares of Trintech Group ("Trintech") for $2,000. Trintech Group is an Irish development company organized to develop and market software products designed to enable secure payment in the electronic marketplace. In June 1998, the Company purchased 500,000 shares of Trintech's Series A Convertible Preferred Shares for $3,000 cash. The Company's investment represents a minority interest of less than 10% of Trintech's capitalization. An officer of the Company serves as a director of Trintech.

nCIPHER

     In October 1997, the Company purchased 175,285 Ordinary Shares of nCipher Corporation Limited ("nCipher") for an aggregate purchase price of $512. nCipher is located in the United Kingdom and develops products designed to accelerate cryptographic processes in Internet security, electronic commerce and other applications. In January 1998, the Company purchased 93,896 Ordinary Shares of nCipher for an aggregate purchase price of $336. In July 1998, the Company purchased 563,910 Ordinary Shares of nCipher for an aggregate purchase price of $2,500. The Company's investment in nCipher represents a minority interest of less than 20% of nCipher's capitalization. An officer of the Company serves as a director of nCipher.

C2NET

     In June 1998, the Company made a bridge loan to C2Net, Inc. ("C2Net") in the amount of $200. The debt is convertible at the Company's option into equity of C2Net or may be used to offset any financial obligation which may arise from future licensing agreements between the Company and C2Net. C2Net was

             SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

organized to develop commercial Internet security software.

FINJAN

     In August 1997, the Company purchased 877,193 Series C Preferred Shares of Finjan Software Ltd. ("Finjan") for an aggregate purchase price of $1,000. Finjan is an Israeli software company organized to develop and market products for the Java Internet security market. The Company's investment in Finjan represents a minority interest of less than 5% of Finjan's capitalization.

6.  ACQUISITIONS

     In connection with the IDI Acquisition, the Company issued approximately 784,000 shares of common stock in exchange for all of IDI's outstanding common stock. IDI develops and markets intrusion detection software. Merger and integration expenses incurred in connection with the IDI acquisition were approximately $2,600. No adjustments were required to conform accounting policies of the Company and IDI.

     Revenue and net income (loss) for each of the previously separate companies for the following periods were:

                                                THREE MONTHS ENDED    SIX MONTHS ENDED     YEAR ENDED
                                                     JUNE 30,             JUNE 30,        DECEMBER 31,
                                                -------------------   -----------------   ------------
                                                  1998       1997      1998      1997         1997
                                                --------   --------   -------   -------   ------------
REVENUE
  Security Dynamics(a)........................  $43,372    $32,955    $82,718   $61,374     $135,930
  IDI.........................................       --      1,300        900     2,220        4,700
                                                -------    -------    -------   -------     --------
          Total...............................  $43,372    $34,255    $83,618   $63,574     $140,630
                                                =======    =======    =======   =======     ========
NET INCOME (LOSS)
  Security Dynamics(a)........................  $10,673    $ 5,515    $13,774   $10,076     $ 16,368
  IDI.........................................       --        361       (137)      669          680
                                                -------    -------    -------   -------     --------
          Total...............................  $10,673    $ 5,876    $13,637   $10,745     $ 17,048
                                                =======    =======    =======   =======     ========

---------------

(a) For periods subsequent to the acquisitions, includes revenues and net income for IDI and DynaSoft.

7.  COMMITMENTS

     Effective April 1, 1998, the Company amended its agreement with Progress Software Corporation ("Progress Software") for the right to use certain of its software to enhance the functionality of the Company's ACE/Server software. In order to obtain favorable pricing, the Company agreed to prepay $6,000 in installments over the remaining three quarters of 1998. Installments of $3,300 have been paid as of June 30, 1998. The prepaid royalty is recorded as a component of cost of sales as the related products are sold.

     In June 1998 the Company entered into an agreement with Aventail Corporation ("Aventail") under which the Company will distribute Aventail's products. The Company prepaid license and maintenance fees aggregating $1,200 in July 1998 in connection with the agreement.

             SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8.  COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income, presented in accordance with SFAS No. 130, was as follows for the three and six months ended June 30, 1998 and 1997:

                                                               THREE MONTHS        SIX MONTHS
                                                                  ENDED               ENDED
                                                                 JUNE 30,           JUNE 30,
                                                             ----------------   -----------------
                                                              1998      1997     1998      1997
                                                             -------   ------   -------   -------
Net income.................................................  $10,673   $5,876   $13,637   $10,745
Other comprehensive income, net of tax:
  Unrealized holding (loss) gain on securities arising
     during period.........................................       14      (55)      (87)   (1,353)
  Foreign currency translation adjustments.................     (270)    (448)     (443)     (687)
                                                             -------   ------   -------   -------
Comprehensive income.......................................  $10,417   $5,373   $13,107   $ 8,705
                                                             =======   ======   =======   =======

     Accumulated other comprehensive income consists of the following:

                                                                            UNREALIZED
                                                               FOREIGN       HOLDING      ACCUMULATED
                                                              CURRENCY        (LOSS)         OTHER
                                                             TRANSLATION     GAIN ON     COMPREHENSIVE
                                                             ADJUSTMENTS    SECURITIES      INCOME
                                                             -----------    ----------   -------------
Balance, December 31, 1997.................................    $  (750)       $  79         $  (671)
Period change..............................................       (173)        (102)           (275)
                                                               -------        -----         -------
Balance, March 31, 1998....................................       (923)         (23)           (946)
Current period change......................................       (270)          14            (254)
                                                               -------        -----         -------
Balance, June 30, 1998.....................................    $(1,193)       $  (8)        $(1,200)
                                                               =======        =====         =======

9.  RECENT ACCOUNTING PRONOUNCEMENTS

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition", which supersedes SOP No. 91-1. The Company adopted SOP No. 97-2 prospectively on January 1, 1998. SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. In March 1998, AICPA postponed the adoption date of certain provisions of SOP No. 97-2. The adoption of SOP No. 97-2 did not have a material effect on the Company's revenues and operating results for the three and six months ended June 30, 1998.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company will be required to adopt the provisions of this statement in its annual financial statements for fiscal 1998. SFAS No. 131 establishes new standards for reporting information about operating segments. The Company believes the segment information required to be disclosed under SFAS No. 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each reportable operating segment. The Company has not yet completed its analysis of the operating segments on which it will report.

10.  1994 STOCK OPTION PLAN

     On January 22, 1998 and March 8, 1998, the Board of Directors adopted, and on April 30, 1998 the stockholders approved, an amendment and restatement of the 1994 Stock Option Plan, as amended (the "Plan") increasing the number of shares of Common Stock authorized for issuance thereunder from 6,570,000 to 9,570,000 shares in the aggregate.

     On July 24, 1998 and August 6, 1998, the Board of Directors of the Company approved a stock option repricing program pursuant to which each holder (other than certain executive officers and the directors of the

             SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company) of an outstanding stock option granted under the Plan during the period commencing on January 1, 1996 and ending on June 30, 1998 (collectively, the "Old Options"), could elect to receive a new stock option (collectively, "New Options") granted on August 12, 1998 under the Plan in exchange for cancellation of each Old Option. The Company repriced the options because the exercise prices of such options were significantly higher than the fair market value of the Company's common stock, and therefore did not provide the desired incentive to employees. The Company believes that stock options are a valuable tool in retaining employees. Each New Option is, among other things, (i) exercisable for the number of shares of the Company's Common Stock covered by the outstanding unexercised portion of the Old Option cancelled in exchange therefor; (ii) has an exercise price of $12.125 (equal to the closing price of the Common Stock on the Nasdaq National Market on August 12, 1998 and the fair market value of the Common Stock on such date); and (iii) has the identical vesting schedule as the Old Option, provided, however, that each such New Option shall not be exercisable prior to February 12, 1999, with such prohibition on exercise expiring at a rate of 25% at the end of each three-month period thereafter. New Options to purchase an aggregate of approximately 5.3 million shares of Common Stock were granted in exchange for Old Options with exercise prices ranging from $19.00 to $44.125.

11.  LICENSE AGREEMENT

     During the second quarter of 1998 and in connection with a refinement of its product offering strategy, the Company determined it will no longer actively market secure email products obtained from a third party under a license agreement. Prepaid license fees paid under the license agreement with the third party of $3,000 were determined to have no future value and were charged to cost of revenue in the second quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (IN THOUSANDS, EXCEPT SHARE AND PERCENTAGE DATA)

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

RESULTS OF OPERATIONS

     The following table sets forth income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items, for the three and six months ended June 30, 1998 and 1997.

                                         PERCENTAGE OF      PERIOD-TO-    PERCENTAGE OF     PERIOD-TO-
                                             TOTAL            PERIOD          TOTAL           PERIOD
                                            REVENUE           CHANGE         REVENUE          CHANGE
                                        ----------------    ----------    --------------    ----------
                                         THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                        ------------------------------    ----------------------------
                                         1998      1997                   1998     1997
                                        ------    ------                  -----    -----
Revenue...............................   100.0%    100.0%       26.6%     100.0%   100.0%       31.5%
Cost of revenue.......................    27.4      19.8        75.2       24.5     20.8        54.9
                                        ------    ------      ------      -----    -----      ------
Gross profit..........................    72.6      80.2        14.6       75.5     79.2        25.4
                                        ------    ------      ------      -----    -----      ------
Costs and expenses:
  Research and development............    17.3      14.6        50.6       17.5     14.1        63.6
  Purchased research and
     development......................      --        --          --         .3       --      (100.0)
  Marketing and selling...............    34.1      30.1        43.4       33.7     30.2        47.4
  General and administrative..........    11.4      13.5         7.0       11.6     12.9        17.7
  Merger and integration..............      --        --          --        3.1       --       100.0
                                        ------    ------      ------      -----    -----      ------
          Total.......................    62.8      58.2        36.8       66.2     57.2        52.4
                                        ------    ------      ------      -----    -----      ------
Income from operations................     9.8      22.0       (43.9)       9.3     22.0       (44.7)
Interest income and other.............     4.8       4.3        42.7        5.4      4.4        62.8
Gain on sale of marketable
  securities..........................      --        .6      (100.0)        --       .3      (100.0)
Gain from increase in market value of
  equity investment...................    27.6        --       100.0       14.3       --       100.0
Equity in loss from operations of
  equity investment...................    (2.7)       --       100.0       (1.4)      --      (100.0)
                                        ------    ------      ------      -----    -----      ------
Income before provision for income
  taxes...............................    39.5      26.9        85.5       27.6     26.7        35.8
Provision for income taxes............    15.4       9.8        98.5       11.8      9.8        58.6
Minority interests....................      .5        --       100.0         .5       --       100.0
                                        ------    ------      ------      -----    -----      ------
Net income............................    24.6%     17.1%       81.6%      16.3%    16.9%       26.9%
                                        ======    ======      ======      =====    =====      ======

REVENUE

     The Company's revenue is derived principally from the sales of SecurID tokens; licensing of ACE/ Server, BoKS and SecurPC software; licensing of BSAFE, JSAFE, TIPEM, S/PAY and S/MAIL encryption engines; licensing of patents; licensing of Kane Security Analyst and Kane Security Monitor software and revenues from maintenance and professional services.

     Total revenue increased 26.6% in the second quarter of 1998 to $43,372 from $34,255 in the second quarter of 1997. Total revenue increased 31.5% in the first six months of 1998 to $83,618 from $63,574 in the first six months of 1997. The increases in revenue reflected increases in unit sales of all of the Company's products, except ACM/400 and ACM/1600 hardware products. During the second quarter and first six months of 1998, approximately 41% and 51%, respectively, of the increase in revenue was attributable to increased sales of SecurID tokens, approximately 24% and 24%, respectively, of the increase in revenue was attributable to increased sales of ACE/Server and ACM software products, and approximately 23% and 18%, respectively, of the increase in revenue was attributable to increased sales of encryption engine licenses and patent licensing. The balance of the increase in revenue during the second quarter and the first six months of 1998 resulted from increased sales of BoKS software products, Kane Security Analyst and Kane Security Monitor products, and maintenance and professional services revenue offset by decreased hardware and SecurPC revenue. The Company believes that the overall increase in sales was attributable in part to growth of the information security market, with the increased use of the Internet and corporate intranets and extranets continuing to play significant roles in developing new opportunities for the Company.

     International revenue (excluding Canada) increased 21.6% in the second quarter of 1998 to $10,700 from $8,800 in the second quarter of 1997 and increased 43.5% in the first six months of 1998 to $21,100 from $14,700 in the first six months of 1997. International revenue accounted for 24.7% and 25.7% of total revenue in the second quarters of 1998 and 1997, respectively, and 25.2% and 23.1% of total revenue in the first six months of 1998 and 1997, respectively. The increases in international revenue were primarily attributable to the continuing expansion of the Company's international direct sales force and increased market penetration of the Company's products in foreign markets.

     During the second quarter of 1998, the Company reached a favorable settlement in lawsuits relating to certain of its intellectual property rights. This settlement was recorded as revenue and represented less than 5% of consolidated second quarter revenue.

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

     The Company's gross profit increased 14.6% in the second quarter of 1998 to $31,479 from $27,468, in the second quarter of 1997 and increased 25.4% in the first six months of 1998 to $63,109 from $50,332, in the first six months of 1997. Gross profit as a percentage of revenue declined, however, in the second quarter and the first six months of 1998 to 72.6% and 75.5% of revenues, respectively, compared to 80.2% and 79.2% of revenue, respectively for the second quarter and first six months of 1997. The decline was primarily attributable to the write-off in the second quarter to cost of revenue of prepaid license fees of $3,000 under a license agreement with a third party determined to have no further value. Excluding the effects of this write-off, gross profit as a percentage of revenue was 79.5% and 79.1% during the second quarter and first six months of 1998, respectively. During the second quarter and first six months of 1998 and excluding the effect of the license write-off, approximately 43% and 53%, respectively, of the increase in gross profit were attributable to increased unit sales of SecurID tokens and hardware, approximately 25% and 21%, respectively of the increases in gross profit were attributable to increased licensing sales of encryption engine technology and patent licensing, and approximately 37% and 26%, respectively of the increases in gross profit were attributable to increased licensing sales of ACE/Server software. In addition, gross profit increased due to increased maintenance revenue.

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

     Research and development expenses increased 50.6% in the second quarter of 1998 to $7,525 from $4,998 in the second quarter of 1997, and increased 63.6% in the first six months of 1998 to $14,638 from $8,946 in the first six months of 1997. Research and development expenses increased as a percentage of revenue to 17.3% and 17.5%, respectively, in the second quarter and the first six months of 1998 from 14.6% and 14.1%, respectively, in the second quarter and the first six months of 1997 primarily due to increased payroll costs associated with the employment of additional staff.

MARKETING AND SELLING

     Marketing and selling expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel and marketing program expenses.

     Marketing and selling expenses increased 43.4% in the second quarter of 1998 to $14,774 from $10,301 in the second quarter of 1997, and increased 47.4% in the first six months of 1998 to $28,254 from $19,170 in the first six months of 1997. Marketing and selling expenses increased as a percentage of revenue to 34.1% and 33.7%, respectively, in the second quarter and first six months of 1998 from 30.1% and 30.2%, respectively, in the second quarter and first six months of 1997. Approximately 59% and 68%, respectively of the increase in marketing and selling expenses during the second quarter and the first six months of 1998 were attributable to increased payroll costs associated with the employment of additional staff. Approximately 15% and 19%, respectively, of the increases in marketing and selling expenses during the second quarter and the first six months of 1998 resulted from increased travel expenses and marketing program expenses.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of personnel costs for administration, finance, human resources, general management and legal and accounting fees.

     General and administrative expenses increased 7.0% and 17.7%, respectively during the second quarter and the first six months of 1998 to $4,941, and $9,660, respectively or 11.4% and 11.6%, respectively of revenue, from $4,619, and $8,209, respectively or 13.5% and 12.9%, respectively of revenue, in the during the second quarter and the first six months of 1997. The increases in general and administrative expenses were primarily due to increased payroll costs associated with the employment of additional staff.

MERGER AND INTEGRATION EXPENSES

     Merger and integration expenses, consisting of legal, accounting, investment banking and other expenses, incurred in connection with the IDI Acquisition were $2,600 in the first six months of 1998.

INTEREST INCOME AND OTHER

     Interest income and other consists primarily of interest earned on the Company's cash balances and marketable securities.

     Interest income increased 42.7% and 62.8%, respectively in the second quarter and the first six months of 1998 to $2,082 and $4,492, respectively from $1,459 and $2,760, respectively in the second quarter and the first six months of 1997 due to interest earned on higher cash and marketable securities balances.

GAIN ON SALE OF MARKETABLE SECURITIES

     Gains on sale of marketable securities were $222,000 and $197,000 in the three and six months ended June 30, 1998, respectively.

EQUITY INVESTMENT INCOME AND LOSS

     The Company recorded a non-recurring gain of $12,000 resulting from the write-up under the equity method of its investment in VeriSign, Inc. during the second quarter of 1998. The gain was partially offset by the Company's proportionate share of VeriSign's loss for the first quarter of 1998. See Note 5 of Notes to Condensed Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

     The provision for income taxes increased to $6,661 and $9,863, respectively, during the second quarter and the first six months of 1998 from $3,355 and $6,218, respectively, in the second quarter and the first six months of 1997, primarily due to higher income subject to taxation and to higher effective tax rates. The Company's effective tax rate was 38.9% and 42.8%, respectively, for the second quarter and the first six months of 1998 compared to 36.3% and 36.7%, respectively, for the second quarter and the first six months of 1997. The effective tax rate increases were due to non-deductible merger and integration expenses incurred in correction with the IDI Acquisition, partially offset by benefits resulting from the Company's foreign tax strategy.

MINORITY INTERESTS

     Minority interests in the consolidated net income were $210 and $458, respectively, during the second quarter and the first six months of 1998. An aggregate of 26% of RSA's Japanese subsidiary is owned by minority interest stockholders.

NET INCOME

     As a result of the above factors, net income in the second quarter and the first six months of 1998 increased to $10,673 and $13,637, respectively or 24.6% and 16.3% of revenue, respectively, from $5,876 and $10,745, respectively, or 17.1% and 16.9% of revenue, in the second quarter and the first six months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity

     At June 30, 1998, the Company had cash, cash equivalents and marketable securities of $158,300 and working capital of $175,500. The Company has historically funded its operations primarily from cash generated from its operating activities. During the first six months of 1998 the Company used the cash provided by operations principally for working capital needs and to finance certain costs in connection with the IDI Acquisition. The Company believes that working capital will be sufficient to meet its anticipated cash requirements through at least 1999.

  Mergers and Acquisitions

     On July 15, 1997, the Company acquired approximately 95% of the outstanding shares and certain of the outstanding options to acquire shares of DynaSoft in exchange for approximately 2.7 million shares of the Company's Common Stock. The Company also paid approximately $6,000 in cash to certain of stockholders of DynaSoft in exchange for the remaining outstanding shares and options. The DynaSoft Acquisition costs were approximately $5,700, which included integration costs, primarily severance, of $300.

     On March 26, 1998, a wholly owned subsidiary of the Company acquired IDI. The Company issued approximately 784,000 shares of Common Stock of the Company in exchange for all of IDI's outstanding common stock. The IDI Acquisition costs were approximately $2,600. The DynaSoft Acquisition and the IDI Acquisition were accounted for as poolings of interests. See Note 6 of Notes to the Company's Consolidated Financial Statements.

     The Company intends to seek acquisitions of businesses, strategic investments, products and technologies that are complementary to those of the Company. The Company is continuing to identify and prioritize additional security technologies which it may wish to develop, either internally or through the licensing or acquisition of products from third parties. While the Company engages from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that the Company will be able to successfully integrate any acquired business. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms which are not favorable to the Company and, in the case of equity financings, may result in dilution to the Company's stockholders.

  Sales of Common Stock

     In October 1997, the Company sold 1,626,000 shares of Common Stock in a follow-on public offering, which generated $61,100 of net cash proceeds to the Company.

     The Company generated $2,300 of cash from employees exercising stock options during the first six months of 1998.

  Strategic Investments

     During 1995, RSA granted certain rights and privileges in certain technology to VeriSign in connection with VeriSign's incorporation and received 4,000,000 shares of VeriSign common stock. On April 17, 1995 and February 20, 1996, the Company purchased 425,000 shares of Series A and 72,091 shares of Series B Convertible Preferred Stock, respectively, of VeriSign for an aggregate purchase price of $687. VeriSign was organized to provide digital certificates and related services that use public-key cryptography to ensure essential privacy and authentication features. VeriSign introduced its first products and services in June 1995; as such, it has a limited operating history and through December 31, 1997 has incurred significant net losses in each year since its inception. There can be no assurance that VeriSign will achieve profitability in the foreseeable future. The Company's voting interest in VeriSign was approximately 27% and 26% at December 31, 1996 and 1997, respectively. The Company uses the equity method to account for its investment in VeriSign. The market value of the Company's investment in VerSign was approximately $168,100 at June 30, 1998. In January 1998, VeriSign had an initial public offering which diluted the Company's ownership to approximately 22% but increased the Company's equity in VeriSign.

     As a result of VeriSign's initial public offering, in accordance with the equity method of accounting, the Company recognized an increase in the amount of its investment in VeriSign, representing its proportionate share of VeriSign's equity as of December 31, 1997, after considering VeriSign's net proceeds from the offering. The increase in the investment was recorded with a corresponding increase to additional paid in capital, net of deferred income taxes payable. The Company recorded the increase in its investment of $11,376 and its proportionate share of VeriSign's first quarter net loss of $1,173 in the second quarter of 1998 when the Company recognized its proportionate interest in VeriSign's operating results one quarter in arrears. On July 27, 1998, VeriSign announced it had incurred a net loss of $4,900 for the second quarter and $10,100 the first six months of 1998 and at June 30, 1998 had total assets and liabilities of $61,400 and $14,900, respectively. An officer of the Company serves as Chairman of the Board of VeriSign.

     In December 1996, the Company purchased 250,000 shares of Series B Preferred Stock of VPNet Technologies, Inc. ("VPNet") of San Jose, California, for an aggregate purchase price of $1,500. VPNet was organized to develop and market products and technologies for implementing high-performance virtual private networks. In January 1998, the Company purchased $120 of VPNet 8% convertible debt. The debt is convertible into preferred stock which is convertible into common stock. The Company also received a warrant to purchase VPNet common stock. The Company's investment in VPNet represents a minority interest of less than 10% of VPNet's capitalization. An officer of the Company serves as a director of VPNet.

     On March 31, 1998 the Company purchased, in a non-cash transaction, 482,756 ordinary shares of Trintech Group ("Trintech") for $2,000. Trintech Group is an Irish development company organized to develop and market software products designed to enable secure payment in the electronic marketplace. In June 1998 the Company purchased 500,000 shares of Trintech's Series A Convertible Preferred Shares for $3,000 cash. The Company's investment represents a minority interest of less than 10% of Trintech's capitalization. An officer of the Company serves as a director of Trintech.

     In October 1997, the Company purchased 175,285 Ordinary Shares of nCipher Corporation Limited ("nCipher") for an aggregated purchase price of $512. nCipher is located in the United Kingdom and develops products designed to accelerate cryptographic processes in Internet security, electronic commerce and other applications. In January 1998, the Company purchased 93,896 Ordinary Shares of nCipher for an aggregate purchase price of $336. In July 1998, the Company purchased 563,910 Ordinary Shares of nCipher for an aggregate purchase price of $2,500. The Company's investment in nCipher represents a minority interest of less than 20% of nCipher's capitalization. An officer of the Company serves as a director of nCipher.

     In June 1998, the Company made a bridge loan to C2Net in the amount of $200. The debt is convertible at the Company's option into equity of C2Net or may be used to offset any financial obligation which may arise from future licensing agreements between the Company and C2Net. C2Net was organized to develop commercial Internet security software.

     In August 1997, the Company purchased 877,193 Series C Preferred Shares of Finjan Software Ltd. ("Finjan") for an aggregate purchase price of $1,000. Finjan is an Israeli software company organized to develop and market products for the Java Internet security market. The Company's investment in Finjan represents a minority interest of less than 5% of Finjan's capitalization.

  Capital Expenditures

     The Company's capital expenditures during the first six months of 1998 were $8,400 and were for additional leasehold improvements, office furniture and equipment, as well as computer equipment for product development, testing and support to accommodate the Company's continued growth. During the fourth quarter of 1997, the Company commenced implementation of an information system which is designed to better meet the Company's growing world-wide information and business process needs. The Company expects the system, which is represented by the manufacturer to be Year 2000 compliant, to be operational in 1998 and estimates the total cost at approximately $5,000, of which approximately $3,500 will be spent in 1998 ($2,500 was spent in the first six months of 1998).

  Leasing Expenditures

     In March 1998, the Company entered into an amendment to its noncancelable operating lease for facilities in Bedford, Massachusetts. The facilities leased under the amended agreement provide for approximately 183,000 square feet of office space, and the annual base rent is approximately $2,600 per year through February 2008.

     In August and December 1997, the Company entered into two noncancelable ten-year leases expiring in 2008 for RSA offices in San Mateo, California. The first facility consists of approximately 27,000 square feet of office space, and the annual base rent is approximately $1,000. The second facility consists of approximately 31,000 square feet of office space, and the annual base rent is approximately $912 and annual operating expenses of approximately $245. Both leases have rent escalation provisions covering years two through ten based on the Consumer Price Index.

  License Agreements, Royalty Arrangements, and Purchased Research and
Development

     Effective April 1, 1998, the Company amended its agreement with Progress Software for the right to use certain of its software to enhance the functionality of the Company's ACE/Server software. In order to obtain favorable pricing, the Company agreed to prepay $6,000 in installments over the remaining three quarters of 1998. Installments of $3,300 have been paid as of June 30, 1998. The prepaid royalty is recorded as a component of cost of sales as products are sold.

     During the second quarter of 1998 and in connection with a refinement of its product offering strategy, the Company determined it will no longer actively market secure email products obtained from a third party under a license agreement. Prepaid license fees paid under the license agreement with the third party of $3,000 were determined to have no further value and were charged to cost of revenue in the second quarter of 1998.

     In June 1998, the Company entered into an agreement with Aventail under which the Company will distribute Aventail's products. The Company prepaid license and maintenance fees aggregating $1,200 in connection with the agreement.

     The Company expended approximately $210 for purchased research and development technology during the first six months of 1998.

  Stock Option Repricing

     On July 24, 1998 and August 6, 1998, the Board of Directors of the Company approved a stock option repricing program pursuant to which each holder (other than certain executive officers and the directors of the Company) of an outstanding stock option granted under the Plan during the period commencing on January 1, 1996 and ending on June 30, 1998 (collectively, the "Old Options"), could elect to receive a new stock option (collectively, "New Options") granted on August 12, 1998 under the Plan in exchange for cancellation of each Old Option. The Company repriced the options because the exercise prices of such options were significantly higher than the fair market value of the Company's common stock, and therefore did not provide the desired incentive to employees. The Company believes that stock options are a valuable tool in retaining employees. Each New Option is, among other things, (i) exercisable for the number of shares of the Company's Common Stock covered by the outstanding unexercised portion of the Old Option cancelled in exchange therefor; (ii) has an exercise price of $12.125 (equal to the closing price of the Common Stock on the Nasdaq National Market on August 12, 1998 and the fair market value of the Common Stock on such date); and (iii) has the identical vesting schedule as the Old Option, provided, however, that each such New Option shall not be exercisable prior to February 12, 1999, with such prohibition on exercise expiring at a rate of 25% at the end of each three-month period thereafter. New Options to purchase an aggregate of approximately 5.3 million shares of Common Stock were granted in exchange for Old Options with exercise prices ranging from $19.00 to $44.125.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Although the Company believes that its products and systems are or will be made Year 2000 compliant in the ordinary course of business, the Company utilizes third-party equipment and software that may not be Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

     Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to implement the infrastructure needed to conduct trusted and secure communications and commerce over information networks or to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results, financial condition, and results of operations.

     The Company has formed a Year 2000 task force. The task force consists of employees world-wide with expertise in areas the Company believes could be affected if not Year 2000 compliant. The task force has established a Year 2000 compliance plan. The scope of the plan is to (i) identify the third-party equipment, software, vendors, systems and suppliers used by the Company which are not Year 2000 compliant, (ii) replace non-compliant third party equipment and software with compliant equipment and software and find alternatives to non-compliant vendors, systems and suppliers, and (iii) work with Company customers to overcome questions and concerns they may have about the impact of Year 2000 compliance on the Company and its products. The task force has almost completed the identification phase of the project and anticipates completion of the replacement phase of the project in 1998. The task force has approached the plan from a risk priority perspective. For systems identified as having a high risk of Year 2000 non-compliance, the task force has completed the identification phase of the project and has made significant progress in the replacment phase. Significant process has also been made in communicating with customers and vendors about Year 2000 concerns. Except for the previously described worldwide business and information system, the Company does not believe the identification and replacement of third party equipment and software will have a material cost to the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

     In October 1997, the AICPA issued SOP No. 97-2, "Software Revenue Recognition", which supersedes SOP No. 91-1. The Company adopted SOP No. 97-2 prospectively on January 1, 1998. SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. In March 1998, the AICPA postponed the adoption date of certain provisions of SOP No. 97-2. The adoption of SOP No. 97-2 did not have a material effect on the Company's revenues and operating results for the six months ended June 30, 1998.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company will be required to adopt the provisions of this statement in its annual financial statements for fiscal 1998. SFAS No. 131 establishes new standards for reporting information about operating segments. The Company believes the segment information required to be disclosed under SFAS No. 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each reportable operating segment. The Company has not yet completed its analysis of the operating segments on which it will report.

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

     The Company's success is dependent in part on its ability to complete its integration of the operations of IDI and DynaSoft in an efficient and effective manner. The successful combination of the Company, IDI, and DynaSoft in a rapidly changing high technology industry may be more difficult to accomplish than in other industries. The combination of these companies and any future acquisitions will require, among other things, integration of the companies' respective product offerings and coordination of their sales and marketing and research and development efforts. There can be no assurance that such integration will be accomplished smoothly or successfully. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations. The integration of certain operations will require the dedication of management resources which may temporarily distract attention from the day-to-day business of the combined company. The inability of management to successfully integrate the operations of these companies could have a material adverse effect on the business and results of operations of the Company.

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

     International sales have represented a significant portion of the Company's sales. The international business and financial performance of the Company may be affected by general economic conditions abroad, fluctuations in foreign exchange rates, difficulties in managing accounts receivable, tariff regulations and difficulties in obtaining export licenses.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 1998 Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on April 30, 1998, the following matters were acted upon by the stockholders of the Company:

          1. The election of Joseph B. Lassiter, III and Charles R. Stuckey, Jr. as Class I Directors for the ensuing three years;

          2. The approval of the amendment and restatement of the Company's 1994 Stock Option Plan to (i) increase from 6,570,000 to 9,570,000 the number of shares of Common Stock authorized thereunder; and (ii) provide for the grant by the Company of restricted stock and other stock-based awards thereunder; and

          3. Ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company for the current year.

     The number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting was 39,265,833. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are D. James Bidzos, Richard L. Earnest, Sanford M. Sherizen, George M. Middlemas and James
K. Sims. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

                                                   VOTES        VOTES       VOTES                     BROKER
                                                    FOR       WITHHELD     AGAINST     ABSTENTIONS   NON-VOTES
                                                 ----------   ---------   ----------   -----------   ---------
1.   Election of Class I Directors:
     Joseph B. Lassiter, III...................  32,584,610   2,587,551      N.A.        N.A.          N.A.
     Charles R. Stuckey, Jr....................  32,584,610   2,587,551      N.A.        N.A.          N.A.
2.   Amendment and Restatement of 1994 Stock
     Option Plan...............................  16,746,977     N.A.      14,204,959     32,158      4,188,067
3.   Ratification of Independent Auditors..      32,723,879     N.A.       2,433,996     14,286        N.A.

ITEM 5.  OTHER EVENTS

  Stockholder Proposals for 1999 Annual Meeting

     Any proposal that a stockholder of the Company wishes to be considered for inclusion in the Company's proxy statement and proxy card for the Company's 1999 Annual Meeting of Stockholders (the "1999 Annual Meeting") must be submitted to the Secretary of the Company at its offices, 20 Crosby Drive, Bedford, Massachusetts 01730, no later than December 2, 1998.

     If a stockholder of the Company wishes to present a proposal before the 1999 Annual Meeting, but does not wish to have the proposal considered for inclusion in the Company's proxy statement and proxy card, such stockholder must also give written notice to the Secretary of the Company at the address noted above. The Secretary must receive such notice not less than 60 days nor more than 90 days prior to the 1999 Annual Meeting; provided that, in the event that less than 70 days' notice or prior public disclosure of the date of the 1999 Annual Meeting is given or made, notice by the stockholder must be received not later than the close of business on the 10th day following the date on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever occurs first. If a stockholder fails to provide timely notice of a proposal to be presented at the 1999 Annual Meeting, the proxies designated by the Board of Directors of the Company will have discretionary authority to vote on any such proposal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of or are included in this Quarterly Report on Form 10-Q.

(B) REPORTS ON FORM 8-K:

     On April 3, 1998, the Company filed a Current Report on Form 8-K, dated April 2, 1998, announcing under Item 5 (Other Events) that results for the first quarter of 1998 would fall short of the Company's operating plan. No financial statements were required to be filed with such report.

     On April 22, 1998, the Company filed a Current Report on Form 8-K, dated April 2, 1998, announcing under Item 5 (Other Events) the Company's financial results for the first quarter of 1998. No financial statements were required to be filed with such report.

     On May 22, 1998, the Company filed a Current Report on Form 8-K, dated May 20, 1998, filing under Item 5 (Other Events) the Company's Selected Consolidated Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements as of December 31, 1996 and 1997 and for the years ended December 31, 1995, 1996 and 1997, each restated for the IDI Acquisition, which was accounted for as a pooling of interests.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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

Dated: August 13, 1998

                                 EXHIBIT INDEX

ITEM                            DESCRIPTION
----                            -----------
*10.1   Fourth Amendment to Progress Software Application Partner
        Agreement, dated as of April 1, 1998, between the Registrant and Progress Software Corporation.
 11     Computation of Income Per Common and Common Equivalent
        Share.
 27     Financial Data Schedule.

---------------
* Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.