Form 10-Q
period 1998-09-30
SECURITY DYNAMICS TECHNOLOGIES INC /DE/
filed 1998-11-17
CIK 932064

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                            ------------------------

       As of October 30, 1998, there were 40,885,439 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITY DYNAMICS TECHNOLOGIES, INC.
                                   FORM 10-Q
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of September 30,
         1998 and December 31, 1997..................................    3
         Condensed Consolidated Statements of Income for the three
         and nine months ended September 30, 1998 and 1997...........    4
         Condensed Consolidated Statements of Cash Flows for the nine
         months ended September 30, 1998 and 1997....................    5
         Notes to Condensed Consolidated Financial Statements........    6
         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................   11
         Quantitative and Qualitative Disclosures About Market
Item 3.  Risk........................................................   21
PART II  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K............................   22
         Signature...................................................   23

                         PART I.  FINANCIAL INFORMATION

             SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

ITEM 1.  FINANCIAL STATEMENTS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                          ASSETS
Current assets:
     Cash and equivalents...................................    $ 40,540         $ 96,595
     Marketable securities..................................     113,164           68,064
     Accounts receivable (less allowance for doubtful
      accounts of $715 in 1998 and $742 in 1997)............      30,635           27,551
     Inventory..............................................       8,214            3,035
     Prepaid expenses and other.............................      10,756            9,338
     Prepaid income taxes...................................          --            2,562
     Deferred taxes.........................................          --            1,426
                                                                --------         --------
          Total current assets..............................     203,309          208,571
                                                                --------         --------
Property and equipment, net.................................      25,705           17,515
                                                                --------         --------
Other assets:
     Investments............................................      21,255            3,699
     Purchased technology and capitalized software costs,
      net...................................................          27               86
     Deferred taxes.........................................       4,724            3,371
     Other..................................................         970              733
                                                                --------         --------
          Total other assets................................      26,976            7,889
                                                                --------         --------
Total.......................................................    $255,990         $233,975
                                                                ========         ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................    $  6,271         $ 11,137
     Accrued payroll and related benefits...................       7,507            5,254
     Accrued expenses and other.............................       2,386            7,093
     Income taxes payable...................................       3,203              159
     Deferred taxes.........................................       3,240               --
     Deferred revenue.......................................       8,736            6,580
                                                                --------         --------
          Total current liabilities.........................      31,343           30,223
                                                                --------         --------
     Minority interests.....................................       2,564            3,099
                                                                --------         --------
Commitments and contingencies: (notes 4 and 7)
Stockholders' equity:
     Common stock, $.01 par value; authorized 80,000,000
      shares; issued, 41,423,439 and 40,467,118 shares in
      1998 and 1997; outstanding, 41,422,930 and 40,466,609
      shares in 1998 and 1997...............................         414              405
     Additional paid-in capital.............................     171,761          165,751
     Retained earnings......................................      51,713           35,284
     Deferred stock compensation............................         (75)            (116)
     Treasury stock, common, at cost, 509 shares in 1998 and
      1997..................................................          --               --
     Accumulated other comprehensive income.................      (1,730)            (671)
                                                                --------         --------
          Total stockholders' equity........................     222,083          200,653
                                                                --------         --------
Total.......................................................    $255,990         $233,975
                                                                ========         ========

           See notes to condensed consolidated financial statements.

             SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                    ------------------      -------------------
                                                     1998       1997          1998       1997
                                                    -------    -------      --------    -------
Revenue...........................................  $40,801    $35,928      $124,419    $99,502
Cost of revenue...................................    8,366      6,895        28,874     20,137
                                                    -------    -------      --------    -------
Gross profit......................................   32,435     29,033        95,545     79,365
                                                    -------    -------      --------    -------
Costs and expenses:
     Research and development.....................    7,811      5,753        22,448     14,699
     Purchased research and development...........       --      3,175           210      3,175
     Marketing and selling........................   16,204     10,593        44,459     29,763
     General and administrative...................    4,226      4,434        13,886     12,643
     Threatened litigation settlement.............    1,872         --         1,872         --
     Merger and integration.......................       --      7,000         2,600      7,000
                                                    -------    -------      --------    -------
          Total...................................   30,113     30,955        85,475     67,280
                                                    -------    -------      --------    -------
Income (loss) from operations.....................    2,322     (1,922)       10,070     12,085
Interest income and other.........................    1,993      1,272         6,486      4,031
Gain on sale of marketable securities.............       --      4,399            --      4,596
Gain on sale of equity investment.................    1,836         --         1,836         --
Gain from increase in market value of equity
  investment......................................       --         --        11,976         --
Equity in loss from operations of equity
  investment......................................   (1,214)        --        (2,387)        --
                                                    -------    -------      --------    -------
Income before provision for income taxes..........    4,937      3,749        27,981     20,712
Provision for income taxes........................    1,827      1,461        11,690      7,679
Minority interests................................       78         --           535         --
                                                    -------    -------      --------    -------
Net income........................................  $ 3,188    $ 2,288      $ 16,826    $13,033
                                                    =======    =======      ========    =======
Basic earnings per share:
     Per share amount.............................  $  0.08    $  0.06      $   0.41    $  0.34
                                                    =======    =======      ========    =======
     Weighted average shares......................   41,186     38,629        40,958     38,326
                                                    =======    =======      ========    =======
Diluted earnings per share:
     Per share amount.............................  $  0.08    $  0.06      $   0.40    $  0.32
                                                    =======    =======      ========    =======
     Weighted average shares......................   41,186     38,629        40,958     38,326
     Effect of dilutive options...................      615      1,819         1,049      2,396
                                                    -------    -------      --------    -------
Adjusted weighted average shares..................   41,801     40,448        42,007     40,722
                                                    =======    =======      ========    =======

           See notes to condensed consolidated financial statements.

             SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1998         1997
                                                              ---------    --------
Cash flows from operating activities:
     Net income.............................................  $  16,826    $ 13,033
     Adjustments to reconcile net income to net cash
      provided by operating activities:
       Threatened litigation settlement.....................      1,872          --
       Gain on sale of marketable securities................         --      (4,596)
       Gain on sale of equity investment....................     (1,836)         --
       Gain from increase in market value of equity
        investment..........................................    (11,976)         --
       Loss from operations of equity investment............      2,387          --
       Deferred taxes.......................................      3,313      (2,831)
       Purchased research and development...................        210       3,175
       Depreciation and amortization........................      4,666       2,419
       Stock compensation...................................        901         889
       License write off....................................      3,000          --
       Minority interests...................................       (535)         --
       Increase (decrease) in cash from changes in:
          Accounts receivable...............................     (3,141)     (4,318)
          Inventory.........................................     (5,180)       (138)
          Prepaid expenses and other........................     (1,407)     (1,209)
          Accounts payable..................................    (10,892)     (2,104)
          Accrued payroll and related benefits..............      2,231       2,036
          Accrued expenses and other........................     (1,686)      4,599
          Prepaid and income taxes payable..................      5,765         636
          Deferred revenue..................................       (865)        499
                                                              ---------    --------
            Net cash provided by operating activities.......      3,653      12,090
                                                              ---------    --------
Cash flows from investing activities:
     Purchases of marketable securities.....................   (154,963)    (78,753)
     Proceeds from sale and maturities of marketable
      securities............................................    110,554     103,291
     Purchases of property and equipment....................    (12,812)     (7,384)
     Proceeds from sale of equity investment................      1,984          --
     Investments............................................     (6,116)     (1,000)
     Other..................................................       (237)        382
                                                              ---------    --------
            Net cash provided by (used for) investing
               activities...................................    (61,590)     16,536
                                                              ---------    --------
Cash flows from financing activities:
     Proceeds from exercise of stock options and sales of
      common stock, net of issuance costs and other.........      3,330       2,449
     Payment to acquisition shareholders....................         --      (6,036)
     Minority interests.....................................         --       1,838
                                                              ---------    --------
            Net cash provided by (used for) financing
               activities...................................      3,330      (1,749)
                                                              ---------    --------
Effects of exchange rate changes on cash and equivalents....     (1,448)        (56)
                                                              ---------    --------
     Net increase (decrease) in cash and equivalents........    (56,055)     26,821
Cash and equivalents, beginning of period...................     96,595      11,688
                                                              ---------    --------
Cash and equivalents, end of period.........................  $  40,540    $ 38,509
                                                              =========    ========

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

     Cash payments for income taxes were approximately $ 2,705 and $9,758 for the nine months ended September 30, 1998, and September 30, 1997, respectively.

4.  CONTINGENCIES

     The Company is not a party to any litigation that it believes could have a material adverse effect on the Company or its business.

     During the second quarter of 1998, the Company reached a favorable settlement in lawsuits relating to certain of its intellectual property rights. The settlement was recorded as revenue and represented less than 5% of consolidated revenue for the nine months ended September 30, 1998.

     In September 1998, the Company granted options to purchase an aggregate of 325,000 shares of common stock in connection with the settlement of threatened litigation arising out of the IDI Acquisition. The value of the options was determined, using the Black-Scholes option-pricing model, to be $1,872, based on an expected life of 2.5 years, an exercise price of $11 13/16 per share, a risk free interest rate of 6% and expected volatility of the underlying stock of 75%.

             SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5.  INVESTMENTS

     Investments were as follows as of:

                                                       SEPTEMBER 30,    DECEMBER 31,
                                                           1998             1997
                                                       -------------    ------------
VeriSign, Inc........................................     $10,127          $  687
VPNet Technologies, Inc..............................       1,620           1,500
Trintech Group.......................................       5,000              --
NCipher Corporation Limited..........................       3,308             512
C2Net, Inc...........................................         200              --
Finjan Software Ltd..................................       1,000           1,000
                                                          -------          ------
                                                          $21,255          $3,699
                                                          =======          ======

  VeriSign, Inc.

     In January 1998, VeriSign, Inc. ("VeriSign") had an initial public offering of three million shares of its common stock. The VeriSign series A and B convertible preferred stock held by the Company converted to common stock in connection with the offering. The offering diluted the Company's ownership but increased the value of the Company's equity in VeriSign.

     As a result of VeriSign's initial public offering, in accordance with the equity method of accounting, the Company recognized as a gain the increase in the amount of its investment in VeriSign of $11,976, representing its proportionate share of VeriSign's equity as of December 31, 1997, after considering VeriSign's net proceeds from the offering. The Company recognizes its proportionate interest in VeriSign's operating results one quarter in arrears. The Company recorded its proportionate share of VeriSign's second quarter net loss of $1,214 in the third quarter of 1998. On October 22, 1998, VeriSign announced it had incurred a net loss of $7,717 and $17,209 for the three and nine months ended September 30, 1998, respectively, and at September 30, 1998 had total assets and liabilities of $63,643 and $19,990, respectively. An executive officer, who is also a Director, of the Company serves as Chairman of the Board of VeriSign.

     In August 1998, the Company sold 65,000 shares of its VeriSign common stock for a gain of $1,836.

     As of September 30, 1998 the Company's ownership percentage in VeriSign was approximately 20% and the market value of the Company's investment in VeriSign was approximately $120,800.

  VPNet Technologies, Inc.

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

  Trintech Group

     In March 1998 the Company purchased, in a non-cash transaction, 482,756 ordinary shares of Trintech Group ("Trintech") valued at $2,000. Trintech is an Irish development company organized to develop and market software products designed to enable secure payment in the electronic marketplace. In June 1998, the Company purchased 500,000 shares of Trintech's Series A Convertible Preferred Shares for $3,000 cash. The Company's investment represents a minority interest of less than 10% of Trintech's capitalization. An officer of the Company serves as a director of Trintech.

             SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

  nCipher Corporation Limited

     In October 1997, the Company purchased 175,285 Ordinary Shares of nCipher Corporation Limited ("nCipher") for an aggregate purchase price of $512. nCipher is located in the United Kingdom and develops products designed to accelerate cryptographic processes in Internet security, electronic commerce and other applications. In January and July 1998, the Company purchased 93,896 and 563,910 Ordinary Shares of nCipher for aggregate purchase price of $336 and $2,460, respectively. The Company's investment in nCipher represents a minority interest of less than 20% of nCipher's capitalization. An officer of the Company serves as a director of nCipher.

  C2Net, Inc.

     In June 1998, the Company made a one-year bridge loan to C2Net, Inc. ("C2Net") in the amount of $200. The debt is convertible at the Company's option into equity of C2Net or may be used to offset any financial obligation which may arise from future licensing agreements between the Company and C2Net. C2Net is located in California and was organized to develop commercial Internet security software.

  Finjan Software Ltd.

     In August 1997, the Company purchased 877,193 Series C Preferred Shares of Finjan Software Ltd. ("Finjan") for an aggregate purchase price of $1,000. Finjan is an Israeli software company organized to develop and market products for the Java Internet security market. The Company's investment in Finjan represents a minority interest of less than 5% of Finjan's capitalization.

6.  ACQUISITIONS

     On July 15, 1997, the Company acquired approximately 95% of the outstanding shares and certain of the outstanding options to acquire shares of DynaSoft in exchange for approximately 2.7 million shares of the Company's Common Stock. The Company also paid approximately $6,000 in cash to certain of stockholders of DynaSoft in exchange for the remaining outstanding shares and options. In the third quarter of 1997, the Company accrued a charge of $7,000, representing estimated direct costs of the DynaSoft Acquisition. In the fourth quarter of 1997, the Company's actual direct costs were determined to be approximately $5,400, a difference of $1,600. The difference came from lower than expected legal and other professional fees and from a change in the planned use of the DynaSoft facilities. As a result, the Company reversed $1,600 of the original accrual in the fourth quarter of 1997.

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

     A reconciliation of revenue and net income (loss) for previously separate Security Dynamics and IDI for the periods before the acquisitions follows. Security Dynamics revenues and net income were $39,346 and $3,101 for the three months ended March 31, 1998 and $96,202 and $12,391 for the nine months ended September 30, 1997, respectively. IDI revenues and net income (loss) were $900 and $(137) for the three months ended March 31, 1998 and $3,300 and $642 for the nine-months ended September 30, 1997, respectively.

7.  COMMITMENTS

     Effective April 1, 1998, the Company amended its agreement with Progress Software Corporation ("Progress Software") for the right to use certain of its software to enhance the functionality of the Company's ACE/Server software. In order to obtain favorable pricing, the Company agreed to prepay $6,000 in installments over the remaining three quarters of 1998. Installments of $5,000 have been paid as of

             SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

September 30, 1998. The prepaid royalty is recorded as a component of cost of sales as the related products are sold.

     In June 1998, the Company entered into an agreement with Aventail Corporation ("Aventail") under which the Company will distribute Aventail's products. The Company prepaid fees aggregating approximately $1,200 in July 1998 in connection with the agreement.

8.  COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income, presented in accordance with SFAS No. 130, was as follows for the three and nine months ended September 30, 1998 and 1997:

                                              THREE MONTHS            NINE MONTHS
                                                  ENDED                  ENDED
                                              SEPTEMBER 30,          SEPTEMBER 30,
                                            -----------------      ------------------
                                             1998      1997         1998       1997
                                            ------    -------      -------    -------
Net income................................  $3,188    $ 2,288      $16,826    $13,033
Other comprehensive income, net of tax:
     Unrealized holding (loss) gain on
       securities arising during period...     198     (1,869)         112     (3,222)
     Foreign currency translation
       adjustments........................    (728)       279       (1,171)       200
                                            ------    -------      -------    -------
Comprehensive income......................  $2,658    $   698      $15,767    $10,011
                                            ======    =======      =======    =======

     Accumulated other comprehensive income consists of the following:

                                                                UNREALIZED
                                                   FOREIGN       HOLDING       ACCUMULATED
                                                  CURRENCY        (LOSS)          OTHER
                                                 TRANSLATION     GAIN ON      COMPREHENSIVE
                                                 ADJUSTMENTS    SECURITIES       INCOME
                                                 -----------    ----------    -------------
Balance, December 31, 1997.....................    $  (750)       $  79          $  (671)
Period change..................................       (173)        (102)            (275)
                                                   -------        -----          -------
Balance, March 31, 1998........................       (923)         (23)            (946)
Period change..................................       (270)          16             (254)
                                                   -------        -----          -------
Balance, June 30, 1998.........................     (1,193)          (7)          (1,200)
Period changes.................................       (728)         198             (530)
                                                   -------        -----          -------
Balance, September 30, 1998....................    $(1,921)       $ 191          $(1,730)
                                                   =======        =====          =======

9.  RECENT ACCOUNTING PRONOUNCEMENTS

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," which supersedes SOP No. 91-1. The Company adopted SOP No. 97-2 prospectively on January 1, 1998. SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. In March 1998, AICPA postponed the adoption date of certain provisions of SOP No. 97-2. The adoption of SOP No. 97-2 did not have a material effect on the Company's revenues and operating results for the three and nine months ended September 30, 1998.

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

             SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

disclosure of income statement and balance sheet items for each reportable operating segment. The Company has not yet completed its analysis of the operating segments on which it will report.

10.  1994 STOCK OPTION PLAN

     On January 22, 1998 and March 8, 1998, the Board of Directors adopted, and on April 30, 1998 the stockholders approved, an amendment and restatement of the 1994 Stock Option Plan, as amended (the "Plan") which, among other things, increased the aggregate number of shares of Common Stock authorized for issuance thereunder from 6,570,000 to 9,570,000 shares.

     On July 24, 1998 and August 6, 1998, the Board of Directors of the Company approved a stock option repricing program pursuant to which each holder (other than certain executive officers and the directors of the Company) of an outstanding stock option granted under the Plan during the period commencing on January 1, 1996 and ending on June 30, 1998 (collectively, the "Old Options"), could elect to receive a new stock option (collectively, "New Options") granted on August 12, 1998 under the Plan in exchange for cancellation of each Old Option. The Company repriced the options because the exercise prices of such options were significantly higher than the fair market value of the Company's Common Stock, and therefore did not provide the desired incentive to employees. The Company believes that stock options are a valuable tool in retaining employees. Each New Option is, among other things, (i) exercisable for the number of shares of the Company's Common Stock covered by the outstanding unexercised portion of the Old Option canceled in exchange therefore; (ii) has an exercise price of $12.0625 (equal to the closing price of the Common Stock on the Nasdaq National Market on August 12, 1998 and the fair market value of the Common Stock on such date); and (iii) has the identical vesting schedule as the Old Option, provided, however, that each such New Option shall not be exercisable prior to February 12, 1999, with such prohibition on exercise expiring at a rate of 25% at the end of each three-month period thereafter. New Options to purchase an aggregate of approximately 5.3 million shares of Common Stock were granted in exchange for Old Options with exercise prices ranging from $19.00 to $44.125.

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

12.  SHARE REPURCHASE PROGRAM

     On October 12, 1998, the Company announced that its Board of Directors had authorized the Company to repurchase up to 4 million shares of its Common Stock during the 12-month period ending October 11, 1999. The timing and amount of shares repurchased will be determined by the Company's management based on its evaluation of market and economic conditions. Repurchased shares will be used for the Company's stock option plans, employee stock purchase and other stock benefit plans, and for general corporate purposes. As of October 30, 1998, the Company had purchased 538,000 shares of its Common Stock for an aggregate purchase price of $5,836.

13.  MANAGEMENT EMPLOYMENT AGREEMENTS

     During September 1998, the Company entered into Employment Agreements with substantially all of the Company's management team, including most of the Company's executive officers. The Board of Directors determined that such Employment Agreements were necessary to effectively incent and retain key management team members in a competitive employment marketplace. The Employment Agreements generally provide, among other things, that during the period commencing on September 1, 1998 and ending on March 1, 2000, the Company may terminate the employee only for nonperformance of his or her duties, or for cause, subject to criteria and definitions set forth therein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (IN THOUSANDS, EXCEPT SHARE, PERCENTAGE AND SQUARE FOOTAGE DATA)

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

     The DynaSoft Acquisition was completed on July 15, 1997 and the IDI Acquisition was completed on March 26, 1998. These acquisitions have been accounted for as poolings of interests. Accordingly, the results of operations for all periods discussed below have been restated to include the financial results of DynaSoft and IDI. See Notes 1 and 6 of Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The following table sets forth income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items, for the three and nine months ended September 30, 1998 and 1997.

                                                 PERCENTAGE OF     PERIOD-TO-    PERCENTAGE OF     PERIOD-TO-
                                                     TOTAL           PERIOD          TOTAL           PERIOD
                                                    REVENUE          CHANGE         REVENUE          CHANGE
                                                 --------------    ----------    --------------    ----------
                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                 ----------------------------    ----------------------------
                                                 1998     1997                   1998     1997
                                                 -----    -----                  -----    -----
Revenue........................................  100.0%   100.0%       13.6%     100.0%   100.0%       25.0%
Cost of revenue................................   20.5     19.2        21.3       23.2     20.2        43.4
                                                 -----    -----      ------      -----    -----      ------
Gross profit...................................   79.5     80.8        11.7       76.8     79.8        20.4
                                                 -----    -----      ------      -----    -----      ------
Costs and expenses:
  Research and development.....................   19.1     16.0        35.8       18.0     14.8        52.7
  Purchased research and development...........     --      8.8      (100.0)       0.2      3.2       (93.4)
  Marketing and selling........................   39.7     29.5        53.0       35.7     29.9        49.4
  General and administrative...................   10.4     12.3        (4.7)      11.2     12.7         9.8
  Threatened litigation settlement.............    4.6       --       100.0        1.5       --       100.0
  Merger and integration.......................     --     19.5      (100.0)       2.1      7.0       (62.9)
                                                 -----    -----      ------      -----    -----      ------
         Total.................................   73.8     86.1         2.7       68.7     67.6        27.0
                                                 -----    -----      ------      -----    -----      ------
Income (loss) from operations..................    5.7     (5.3)     (220.8)       8.1     12.2       (16.7)
Interest income and other......................    4.9      3.5        56.7        5.2      4.0        60.9
Gain on sale of marketable securities..........     --     12.2      (100.0)        --      4.6      (100.0)
Gain on sale of equity investment..............    4.5       --       100.0%       1.5       --       100.0%
Gain from increase in market value of equity
  investment...................................     --       --          --        9.6       --       100.0%
Equity in loss from operations of equity
  investment...................................   (3.0)      --       100.0%      (1.9)      --      (100.0)
                                                 -----    -----      ------      -----    -----      ------
Income before provision for income taxes.......   12.1     10.4        31.7       22.5     20.8        35.1
Provision for income taxes.....................    4.5      4.1        25.1        9.4      7.7        52.2
Minority interests.............................    0.2       --       100.0%       0.4       --       100.0%
                                                 -----    -----      ------      -----    -----      ------
Net income.....................................    7.8%     6.3%       39.3%      13.5%    13.1%       29.1%
                                                 =====    =====      ======      =====    =====      ======

REVENUE

     The Company's revenue is derived principally from: sales of SecurID tokens; licensing of ACE/Server, BoKS and SecurPC software; licensing of BSAFE, JSAFE, TIPEM and S/MAIL encryption engines; licensing of patents and licensing of Kane Security Analyst and Kane Security Monitor software and revenues from maintenance and professional services. ACM hardware products are not a material source of the Company's revenues.

     Total revenue increased 13.6% in the third quarter of 1998 to $40,801 from $35,928 in the third quarter of 1997. Total revenue increased 25.0% in the first nine months of 1998 to $124,419 from $99,502 in the first nine months of 1997. During the third quarter and first nine months of 1998, approximately 67% and 54%, respectively, of the increase in revenue was attributable to increased sales of SecurID tokens, approximately 22% and 24%, respectively, of the increase in revenue was attributable to increased sales of ACE/Server and ACM software products, and approximately 14% and 18%, respectively, of the increase in revenue was attributable to increased sales of encryption engine licenses and patent licensing. The balance of the increase in revenue during the third quarter and the first nine months of 1998 resulted from increased sales of BoKS software products, and maintenance and professional services revenues partially offset by decreased hardware, Kane Security Analyst and Kane Security Monitor products and RSA SecurPC revenue. The Company believes that the overall increase in revenues was attributable in part to growth of the information security market, with the increased use of the Internet and corporate intranets and extranets continuing to play significant roles in developing new opportunities for the Company.

     International revenue (excluding Canada) increased 18.3% in the third quarter of 1998 to $11,000 from $9,300 in the third quarter of 1997 and increased 33.8% in the first nine months of 1998 to $32,100 from $24,000 in the first nine months of 1997. International revenue accounted for 27.0% and 25.9 % of total revenue in the third quarters of 1998 and 1997, respectively, and 25.8% and 24.1% of total revenue in the first nine months of 1998 and 1997, respectively. The increases in international revenue were primarily attributable to the continuing expansion of the Company's international direct sales force and increased market penetration of the Company's products in foreign markets.

     During the second quarter of 1998, the Company reached a favorable settlement in lawsuits relating to certain of its intellectual property rights. This settlement was recorded as revenue and represented less than 5% of consolidated revenue for the nine months ended September 30, 1998.

COST OF REVENUE AND GROSS PROFIT

     The Company's cost of revenue consists primarily of (i) costs associated with the manufacture and delivery of SecurID tokens and hardware products; (ii) royalty fees incurred on the sale of ACE/Server software, royalty fees payable on the licensing of patent technology and royalties payable under certain OEM agreements and (iii) customer support costs and production costs, which include labor costs associated with the programming of SecurID tokens, inspection and quality control functions and shipping costs.

     The Company's gross profit increased 11.7% in the third quarter of 1998 to $32,435 from $29,033, in the third quarter of 1997 and increased 20.4% in the first nine months of 1998 to $95,545 from $79,365 in the first nine months of 1997. Gross profit as a percentage of revenue declined, however, in the third quarter of 1998 to 79.5% from 80.8% of revenues in the third quarter of 1997, and gross profit in the first nine months of 1998 declined to 76.8% of revenue from 79.8% of revenue in the first nine months of 1997. The decline in the third quarter of 1998 compared to the third quarter of 1997 was primarily due to a lower comparative proportion of software revenues to total revenues in the third quarter of 1998. Token revenues have a higher cost of revenues than software revenues. The decline in the first nine months of 1998 compared to the first nine months of 1997 was primarily attributable to the write-off in the second quarter of 1998 to cost of revenue of prepaid license fees of $3,000 under a license agreement with a third party determined to have no further value. Excluding the effects of this write-off, gross profit as a percentage of revenue was 79.2% during the first nine months of 1998 compared to 79.8% in the first nine months of 1997. During the third quarter and first nine months of 1998 and excluding the effect of the license write-off, approximately 75% and 61%, respectively, of the increase in gross profit were attributable to increased unit sales of SecurID tokens, approximately 25% and 22%, respectively of the increases in gross profit were attributable to increased licensing sales of encryption engine technology and patent licensing, and approximately 38% and 32%, respectively of the increases in gross profit were attributable to increased licensing sales of ACE/Server and Boks software, offset by decreased hardware, Kane Security Analyst and Kane Security Monitor and RSA SecurPC sales. In addition, during the third quarter of 1998 compared to the third quarter of 1997, gross profit increased due to increased maintenance revenue. Gross profit from maintenance decreased slightly during the nine months ended September 30, 1998 compared to the comparable prior year period primarily due to increased costs.

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

     Research and development expenses increased 35.8% in the third quarter of 1998 to $7,811 from $5,753 in the third quarter of 1997, and increased 52.7% in the first nine months of 1998 to $22,448 from $14,699 in the first nine months of 1997. Research and development expenses increased as a percentage of revenue to 19.1% and 18.0% in the third quarter and the first nine months of 1998, respectively, from 16.0% and 14.8% in the third quarter and the first nine months of 1997, respectively. This was primarily due to increased payroll costs associated with the employment of additional staff.

PURCHASED RESEARCH AND DEVELOPMENT

     During the third quarter of 1997, the Company purchased, and recorded as purchased research and development expense, certain technology from VeriSign for $2,700, and from a third party for $475. The Company plans to incorporate the technologies into products which are expected to offer electronic signature and certificate authority and a Java-based encryption engine, respectively. The Java-based encryption engine was released for sale in 1998. Purchased research and development was $210 during the first quarter of 1998 and is being incorporated into certain current and planned encryption engine products.

MARKETING AND SELLING

     Marketing and selling expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel and marketing program expenses.

     Marketing and selling expenses increased 53.0% in the third quarter of 1998 to $16,204 from $10,593 in the third quarter of 1997, and increased 49.4% in the first nine months of 1998 to $44,459 from $29,763 in the first nine months of 1997. Marketing and selling expenses increased as a percentage of revenue to 39.7% and 29.5% in the third quarter and first nine months of 1998, respectively, from 35.7% and 29.9% in the third quarter and first nine months of 1997, respectively. Approximately 52% and 61%, respectively, of the increases in marketing and selling expenses during the third quarter and the first nine months of 1998 were attributable to increased payroll costs associated with the employment of additional staff. Approximately 37% and 21% of the increases in marketing and selling expenses during the third quarter and the first nine months of 1998, respectively, resulted from increased commissions associated with higher revenues and the employment of additional sales staff. Approximately 11% and 18% of the increases in marketing and selling expenses during the third quarter and first nine months of 1998, respectively, resulted from increased travel expenses and marketing program expenses.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of personnel costs for administration, finance, human resources and general management and legal and accounting fees.

     General and administrative expenses decreased 4.7% during the third quarter of 1998 to $4,226, or 10.4% of revenue from $4,434, or 12.3% of 1997 primarily due to expense reduction synergies achieved in connection with the IDI Acquisition. General and administrative expenses increased 9.8% during the first nine months of

1998 to $13,886, or 11.2% of revenue from $12,643, or 12.7% of revenue, during the first nine months of 1997 primarily due to increased payroll costs associated with the employment of additional staff.

THREATENED LITIGATION SETTLEMENT

     In September 1998, the Company granted options to purchase an aggregate of 325,000 shares of common stock in connection with the settlement of threatened litigation arising out of the IDI Acquisition. The value of the options was determined, using the Black-Scholes option-pricing model, to be $1,872, based on an expected life of 2.5 years, a risk-free interest rate of 6% and expected volatility of the underlying stock of 75%.

MERGER AND INTEGRATION

     In the third quarter of 1997, the Company accrued a charge of $7,000, representing estimated direct costs of the DynaSoft Acquisition. In the fourth quarter of 1997, the Company's actual direct costs were determined to be approximately $5,400, a difference of $1,600. The difference came from lower than expected legal and other professional fees and from a change in the planned use of the DynaSoft facilities. As a result, the Company reversed $1,600 of the original accrual in the fourth quarter of 1997.

     Merger and integration expenses incurred in connection with the IDI Acquisition were approximately $2,600 in the first nine months of 1998.

INTEREST INCOME AND OTHER

     Interest income and other consists primarily of interest earned on the Company's cash balances and marketable securities.

     Interest income increased 56.7% and 60.9% in the third quarter and the first nine months of 1998, respectively, to $1,993 and $6,486 from $1,272 and $4,031 in the third quarter and the first nine months of 1997, respectively, primarily due to interest earned on higher cash and marketable securities balances.

GAIN ON SALE OF MARKETABLE SECURITIES

     The gains on sales of marketable securities were $4,399 and $4,596 in the three and nine months ended September 30, 1997, respectively.

GAIN ON SALE OF EQUITY INVESTMENT

     In August 1998, the Company sold 65,000 shares of its VeriSign common stock for a gain of $1,836.

GAIN FROM INCREASE IN MARKET VALUE OF EQUITY INVESTMENT

     The Company recorded a non-recurring gain of $11,976 resulting from the write-up under the equity method of its investment in VeriSign during the first nine months of 1998.

EQUITY IN LOSS FROM OPERATIONS OF EQUITY INVESTMENT

     The Company's proportionate share of VeriSign's second quarter and first six months of 1998 loss was $1,214 and $2,387, respectively. See Note 5 of Notes to Condensed Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

     The provision for income taxes increased to $1,827 and $11,690, respectively, during the third quarter and the first nine months of 1998 from $1,461 and $7,679, respectively, in the third quarter and the first nine months of 1997, primarily due to higher income subject to taxation. The Company's effective tax rates were 37.0% and 41.8%, respectively, for the third quarter and the first nine months of 1998 compared to 39.0% and 37.1%, respectively, for the third quarter and the first nine months of 1997. The effective tax rate for the third quarter of 1998 decreased compared to the effective tax rate for the third quarter of 1997 primarily due to benefits resulting from the Company's foreign tax strategy. The effective tax rate for the nine months, ended September 30, 1998 increased compared to the effective tax rate for the nine months ended September 30,

1997, primarily due to non-deductible merger and integration expenses incurred in connection with the IDI Acquisition, partially offset by benefits resulting from the Company's foreign tax strategy.

MINORITY INTERESTS

     Minority interests in consolidated net income were $78 and $535, during the third quarter and the first nine months of 1998, respectively. An aggregate of 26% of RSA's Japanese subsidiary is owned by minority interest stockholders.

NET INCOME

     As a result of the above factors, net income in the third quarter and the first nine months of 1998 increased to $3,188 and $16,826, respectively, or 7.8% and 13.5% of revenue, respectively, from $2,288 and $13,033, respectively, or 6.3% and 13.1% of revenue, respectively, in the third quarter and the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity

     At September 30, 1998, the Company had cash, cash equivalents and marketable securities of $153,705 and working capital of $171,966. The Company has historically funded its operations primarily from cash generated from its operating activities. During the first nine months of 1998 the Company used the cash provided by operations principally for working capital needs and to finance certain costs in connection with the IDI Acquisition. The Company believes that working capital will be sufficient to meet its anticipated cash requirements through at least 1999.

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

     On March 26, 1998 the Company issued approximately 784,000 shares of Common Stock in exchange for all of IDI's outstanding common stock. The IDI Acquisition costs were approximately $2,600. The DynaSoft Acquisition and the IDI Acquisition were accounted for as poolings of interests. See Note 6 of Notes to the Company's Consolidated Financial Statements.

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

     The Company generated $3,330 of cash from employees exercising stock options and employee stock purchase plan purchases during the first nine months of 1998.

  Strategic Investments

     VeriSign, Inc.

     In January 1998, VeriSign had an initial public offering of three million shares of its common stock. The VeriSign series A and B convertible preferred stock held by the Company converted to common stock in connection with the offering. The offering diluted the Company's ownership but increased the value of the Company's equity in VeriSign.

     As a result of VeriSign's initial public offering, in accordance with the equity method of accounting, the Company recognized as a gain the increase in the amount of its investment in VeriSign of $11,976, representing its proportionate share of VeriSign's equity as of December 31, 1997, after considering VeriSign's net proceeds from the offering. The Company recognizes its proportionate interest in VeriSign's operating results one quarter in arrears. The Company recorded its proportionate share of VeriSign's second quarter net loss of $1,214 in the third quarter of 1998. On October 22, 1998, VeriSign announced it had incurred a net loss of $7,717 and $17,209 for the three and nine months ended September 30, 1998, respectively, and at September 30, 1998 had total assets and liabilities of $63,643 and $19,990, respectively. An executive officer of the Company, who is also a Director, serves as Chairman of the Board of VeriSign.

     In August 1998, the Company sold 65,000 shares of its VeriSign common stock for a gain of $1,836.

     As of September 30, 1998 the Company's ownership percentage in VeriSign was approximately 20% and the market value of the Company's investment in VeriSign was approximately $120,800.

     VPNet Technologies, Inc.

     In December 1996, the Company purchased 250,000 shares of Series B Preferred Stock of VPNet of San Jose, California, for an aggregate purchase price of $1,500. VPNet was organized to develop and market products and technologies for implementing high-performance virtual private networks. In January 1998, the Company purchased $120 of VPNet 8% convertible debt. The debt is convertible into preferred stock which is convertible into common stock. The Company also received a warrant to purchase VPNet common stock. The Company's investment in VPNet represents a minority interest of less than 10% of VPNet's capitalization. An officer of the Company serves as a director of VPNet.

     Trintech Group

     In March 1998 the Company purchased, in a non-cash transaction, 482,756 ordinary shares of Trintech Group ("Trintech") valued at $2,000. Trintech Group is an Irish development company organized to develop and market software products designed to enable secure payment in the electronic marketplace. In June 1998 the Company purchased an additional 500,000 shares of Trintech's Series A Convertible Preferred Shares for $3,000 cash. The Company's investment represents a minority interest of less than 10% of Trintech's capitalization. An officer of the Company serves as a director of Trintech.

     nCipher Corporation Limited

     In October 1997, the Company purchased 175,285 Ordinary Shares of nCipher for an aggregated purchase price of $512. nCipher is located in the United Kingdom and develops products designed to accelerate cryptographic processes in Internet security, electronic commerce and other applications. In January and July 1998, the Company purchased 93,896 and 563,910 Ordinary Shares of nCipher for aggregate purchase prices of $336 and $2,460, respectively. The Company's investment in nCipher represents a minority interest of less than 20% of nCipher's capitalization. An officer of the Company serves as a director of nCipher.

     C2Net, Inc.

     In June 1998, the Company made a one year bridge loan to C2Net in the amount of $200. The debt is convertible at the Company's option into equity of C2Net or may be used to offset any financial obligation which may arise from future licensing agreements between the Company and C2Net. C2Net is located in California and was organized to develop commercial Internet security software.

     Finjan Software, Ltd.

     In August 1997, the Company purchased 877,193 Series C Preferred Shares of Finjan for an aggregate purchase price of $1,000. Finjan is an Israeli software company organized to develop and market products for the Java Internet security market. The Company's investment in Finjan represents a minority interest of less than 5% of Finjan's capitalization.

  Capital Expenditures

     The Company's capital expenditures during the first nine months of 1998 were $12,812, and were for additional leasehold improvements, office furniture and equipment, as well as computer equipment for product development, testing and support to accommodate the Company's continued growth. During the fourth quarter of 1997, the Company commenced implementation of an information system which is designed to better meet the Company's growing worldwide information and business process needs. The system, which is represented by the manufacturer to be Year 2000 compliant, became operational in October 1998. See "Year 2000 Issues". The Company estimates the total cost at approximately $5,200, of which approximately $4,600 was spent in the first nine months of 1998. The Company continues to configure certain elements of the system in order to, among other matters, tie in certain subsidiaries. The Company estimates that an additional $600 will be spent on the system; most of which will be spent in the fourth quarter of 1998.

  Leasing Expenditures

     In March 1998, the Company entered into an amendment to its noncancelable operating lease for facilities in Bedford, Massachusetts. The facilities leased under the amended agreement provide for approximately 183,000 square feet of office space, and the annual base rent is approximately $2,600 per year through February 2008.

     In August and December 1997, the Company entered into two noncancelable ten-year leases expiring in 2008 for RSA offices in San Mateo, California. The first facility consists of approximately 27,000 square feet of office space, and the annual base rent is approximately $1,000. The second facility consists of approximately 31,000 square feet of office space, and the annual base rent is approximately $912 plus annual operating expenses of approximately $245. Both leases have rent escalation provisions covering years two through ten based on the Consumer Price Index.

  Prepaid Agreements, Royalty Arrangements, and Purchased Research and
Development

     Effective April 1, 1998, the Company amended its agreement with Progress Software for the right to use certain of its software to enhance the functionality of the Company's ACE/Server software. In order to obtain favorable pricing, the Company agreed to prepay $6,000 in installments over the remaining three quarters of 1998. Installments of $5,000 have been paid as of September 30, 1998. The prepaid royalty is recorded as a component of cost of sales as products are sold.

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

     In June 1998, the Company entered into an agreement with Aventail under which the Company will distribute Aventail's products. The Company prepaid fees aggregating approximately $1,200 in July 1998 in connection with the agreement.

     The Company expended approximately $210 for purchased research and development technology during the first nine months of 1998.

  Stock Option Repricing

     On July 24, 1998 and August 6, 1998, the Board of Directors of the Company approved a stock option repricing program pursuant to which each holder (other than certain executive officers and the directors of the

Company) of an outstanding stock option granted under the Plan during the period commencing on January 1, 1996 and ending on June 30, 1998 (collectively, the "Old Options"), could elect to receive a new stock option (collectively, "New Options") granted on August 12, 1998 under the Plan in exchange for cancellation of such holder's Old Option. The Company repriced the Options because the exercise prices of such options were significantly higher than the fair market value of the Company's Common Stock, and therefore did not provide the desired incentive to employees. The Company believes that stock options are a valuable tool in retaining employees. Each New Option is, among other things, (i) exercisable for the number of shares of the Company's Common Stock covered by the outstanding unexercised portion of the Old Option canceled in exchange therefore; (ii) has an exercise price of $12.062525 (equal to the closing price of the Common Stock on the Nasdaq National Market on August 12, 1998 and the fair market value of the Common Stock on such date); and (iii) has the identical vesting schedule as the Old Option, provided, however, that each such New Option shall not be exercisable prior to February 12, 1999, with such prohibition on exercise expiring at a rate of 25% at the end of each three-month period thereafter. New Options to purchase an aggregate of approximately 5.3 million shares of Common Stock were granted in exchange for Old Options with exercise prices ranging from $19.00 to $44.125.

  Share Repurchase Program

     On October 12, 1998 the Company announced that its Board of Directors had authorized the Company to repurchase up to 4 million shares of its Common Stock during the 12-month period ending October 11, 1999. The timing and amount of shares repurchased will be determined by the Company's management based on its evaluation of market and economic conditions. Repurchased shares will be used for the Company's stock option plans, employee stock purchase and other stock benefit plans, and for general corporate purposes. As of October 30, 1998 the Company had repurchased 538,000 shares of its Common Stock, for an aggregate purchase price of $5,836.

  Year 2000 Issues

     Overview

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields must accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

  State of Readiness

     Company Products

     The Company has implemented a testing program to ensure that its products continue to operate after December 31, 1999. The testing program has been completed for the most recent versions of all of the Company's software products, and the Company is in the process of testing prior versions of certain of the Company's ACE/Server software products and the Company's ACE/Sentry hardware product. The Company has not implemented a test plan for the Company's ACM 100, 400 or 1600 hardware products.

     In measuring Year 2000 readiness, the Company has applied the following specifications: "Year 2000 Ready" means that: (1) no value for current date will cause any interruption in operation; (2) date-based functionality must be consistent for dates prior to, during and after Year 2000; (3) in all interfaces and data storage, the century in any date must be specified either explicitly or by unambiguous algorithms or inferencing rules; and (4) Year 2000 must be recognized as a leap year.

     The Company's SecurID Tokens are Year 2000 Ready. Assuming that a customer is utilizing the Company's software products in conjunction with a Year 2000 Ready operating system, then the Company's most recent software releases, ACE/Server v.3.3, Kane Security Analyst v.4.5, Kane Security Monitor v.3.2, BoKS Manager v.4.4, BoKS Connect v.4.4, BoKS Connect Toolkit v.4.4, BoKS Desktop v.2.2, SoftID, RSA SecurPC, BSAFE, JSAFE, TIPEM and S/MAIL, are Year 2000 Ready. Certain prior versions of the Company's software products, as well as the Company's ACE/Sentry, ACM 100, 400 and 1600 hardware products, are not fully Year 2000 Ready, and customers are being informed of the status of the Company's products in the ordinary course of business. In certain circumstances, the Company may make available to customers who have implemented prior releases of the Company's software products software patches to make the products Year 2000 Ready. The Company is currently seeking to obtain written representations from third-party vendors of software contained in the Company's ACE/Server and Kane software products that such components are Year 2000 Ready.

     While the Company has created and implemented what it believes to be an effective Year 2000 Operability testing program for its products, the Company's products may contain undetected errors or defects associated with Year 2000 date functions. Such errors or defects in the Company's products could result in delay or loss of revenue and diversion of development resources, which might materially adversely affect the Company's business, financial condition or results of operations.

     Company Systems

     The Company has established a Year 2000 task force to determine the state of readiness of all Company information technology ("IT") and non-IT systems, including the microprocessors contained in infrastructure products, such as card-swipe entry devices, which are used at the Company's facilities. The task force consists of employees with expertise in areas the Company believes could be affected if any system is not Year 2000 Ready. The task force has established a Year 2000 compliance plan. The scope of the plan is to (i) identify the third-party equipment, software, vendors, systems and suppliers used by the Company which are not Year 2000 Ready, and (ii) replace non-Year 2000 Ready third-party equipment and software with Year 2000 Ready equipment and software.

     The Year 2000 compliance plan is divided into the following phases: (1) the Inventory Phase, in which the Company identifies all products and systems which are created or used by the Company in the course of its operations; (2) the Analysis Phase, in which the Company determines what, if any, Year 2000 Operability issues may exist with respect to any product or system; (3) the Solution Development Phase, in which the Company designs and/or obtains from third-party vendors methods to correct any Year 2000 Operability issues which were identified in the prior phase; and (4) the Implementation Phase, in which the Company deploys solutions for the identified problems.

     The Company's Year 2000 task force has substantially completed the Inventory and Analysis Phases for all of the Company's IT and non-IT systems. The task force has commenced the Solution Development and Implementation Phases for all of the Company's systems, and expects the entire project to be substantially completed by June 30, 1999.

     The Year 2000 task force has identified certain IT systems licensed by the Company's Customer Support and Engineering groups that must be upgraded in order to make the systems Year 2000 Ready. In each case, the Company has purchased maintenance and support from those application vendors, and expects to receive upgrades from the vendors at no additional cost. With respect to certain other business applications and systems licensed by the Company from third parties (including but not limited to the Company's PBX), the Company is relying on those licensors' written representations that the applications are Year 2000 Ready.

     Costs to Address Year 2000 Issues

     The Company anticipates that it will incur direct costs to modify or replace existing systems used by the Company in the operation of its business to ensure that all systems will become Year 2000 Ready. Except for the implementation of the Worldwide management information system described above, the Company believes that total amounts spent by it to date and which it expects to spend during 1999 addressing this issue are not material.

     In addition, the Company has spent substantial time and effort testing and evaluating its own products to determine Year 2000 Operability of those products. In the case of prior product releases which are not Year 2000 Ready, the Company expects to devote internal engineering and customer support resources to resolving issues for existing customers of those products. This effort may result in a longer development cycle for new Company products.

     Risks to the Company

     In the event of a failure of some or all of the Company's IT and non-IT systems on January 1, 2000, the Company's operations may be substantially curtailed until the Company or its third-party suppliers develop a solution to address each system's failure. In such event, the Company might be unable to:
(a) produce SecurID tokens, (b) track development of Company software products,
(c) book orders for products, (d) access customer support records, (e) operate its Internet site, (f) receive email, or (g) prepare its financial statements for fourth quarter 1999 or periods thereafter.

     In addition, the Company has made representations and warranties, both in contracts and in written communications, to certain of its customers regarding the Year 2000 Readiness of its products. The Company is currently reviewing all of those representations to determine the accuracy of those statements, given the ongoing Year 2000 testing of the Company's products. The Company expects to complete its analysis of customer contracts by December 31, 1998, but it believes that it has made Year 2000 Readiness representations in fewer than 10% of its customer contracts.

     In the event that any contractual representation made by the Company regarding Year 2000 Operability is not accurate, the Company will seek to upgrade the affected customer to the Company's current, Year 2000 Ready, version of the product(s) being used by that customer. In the event any affected customer chooses not to upgrade to the most recent versions of the Company's products, the Company will seek to amend the affected license agreement to address the error. In the event that the Company: (i) has made a materially inaccurate statement regarding Year 2000 Operability of its products, and (ii) is not able to amend the contract to address the error, the Company may face the risk of one or more lawsuits from its customers alleging breach of representation. The Company cannot evaluate the nature of this risk until the Company has analyzed in more detail the nature of the Year 2000 Operability representations made to third parties.

     Contingency Plans

     As described above, the Company has identified potential vulnerabilities associated with the change of the century, both in its own product offerings and in the systems utilized by the Company in the ordinary course of business. The Company is devoting resources to resolving the issues inherent in its own product offerings, as well as working with providers of systems to the Company to ensure that business is not substantially interrupted as a result of the date change. However, given the possibility of system failure as a result of the century change, the Company is currently in the process of formulating one or more contingency plans. The Company anticipates implementing contingency plans on or before June 30, 1999.

     Recent Accounting Pronouncements

     In October 1997, the AICPA issued SOP No. 97-2, "Software Revenue Recognition", which supersedes SOP No. 91-1. The Company adopted SOP No. 97-2 prospectively on January 1, 1998. SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. In March 1998, the AICPA postponed the adoption date of certain provisions of SOP No. 97-2. The adoption of SOP No. 97-2 did not have a material effect on the Company's revenues and operating results for the nine months ended September 30, 1998.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company will be required to adopt the provisions of this statement in its annual financial statements for fiscal 1998. SFAS No. 131 establishes new standards for reporting information about operating segments. The Company believes the segment information required to be disclosed under SFAS No. 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each reportable operating segment. The Company has not yet completed its analysis of the operating segments on which it will report.

     Conversion to Euro

     Certain of the common member countries of the European Union have agreed to adopt a new currency, the Euro, as their legal currency. On January 1, 1999, the countries will establish fixed conversion rates between their existing currencies and the Euro. The Company has not yet completed its analysis of the potential impact the Euro may have on its business, financial position or the results of its operations.

     Certain Factors That May Affect Future Results

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

     The Company's success is dependent on the success of its SecurSight product architecture, which is a family of enterprise security solutions being developed by the Company that would enable organizations to support and manage the growing use of public and private keys, digital signatures and digital certificates for assuring confidentiality and privacy on an enterprise-wide scale. The success of SecurSight is dependent on a number of factors, including without limitation delays in product development, undetected software errors or bugs, competitive pressures, technical difficulties, market acceptance of new technologies, including without limitation the use and implementation of various certificate management and key management technologies, changes in customer requirements and government regulations, delays in developing strategic partnerships and general economic conditions.

     The Company's success is highly dependent on its ability to enhance its existing products and to develop and introduce new products in a timely manner. If the Company were to fail to introduce new products on a timely basis, the Company's operating results could be adversely affected. To date, substantially all of the Company's revenues have been attributable to sales of its enterprise network and data security products, the licensing of encryption engines and the provision of related services. Existing and new versions of such products are expected to continue to represent a high percentage of the Company's revenue for the foreseeable future. As a result, any factor adversely affecting sales of these products and services could have a materially adverse effect on the Company's financial condition and results of operations.

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

     All of the Company's products are subject to certain export controls under U.S. law and applicable foreign government restrictions, including without limitation restrictions on the export of encryption technology. The Company believes it has obtained necessary export approvals for the export of the products it currently exports. There can be no assurance, however, that the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, will not be revised from time to time, or that the Company will be able to obtain necessary regulatory approvals for the export of future products. The inability of the Company to obtain required approvals under these regulations could adversely affect the ability of the Company to make international sales. In addition, the Company may be at a disadvantage in competing for international sales compared to companies located outside the United States that are not subject to such restrictions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of or are included in this Quarterly Report on Form 10-Q.

(b) REPORTS ON FORM 8-K:

     The Company filed no Current Reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SECURITY DYNAMICS TECHNOLOGIES, INC.

                                                 /s/ MARIAN G. O'LEARY
                                          --------------------------------------
                                                    Marian G. O'Leary
                                             Senior Vice President, Finance,
                                          Chief Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                                         Officer)

Dated:  November 16, 1998

                                 EXHIBIT INDEX

ITEM                           DESCRIPTION
----                           -----------
10.1   Form of Management Employment Agreement.
       Computation of Income Per Common and Common Equivalent
11     Share.
27     Financial Data Schedule.