Form 10-K
period 1998-12-31
SECURITY DYNAMICS TECHNOLOGIES INC /DE/
filed 1999-03-31
CIK 932064

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NO. 000-25120

                      SECURITY DYNAMICS TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      04-2916506
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

               36 CROSBY DRIVE                                     01730
           BEDFORD, MASSACHUSETTS
  (Address of principal executive offices)                      (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (781) 301-5000

                         ------------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant was $624,667,428 based on the last reported sale price of the registrant's Common Stock on the Nasdaq National Market as of the close of business on March 4, 1999. There were 39,182,097 shares of Common Stock outstanding as of March 4, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                  PART OF FORM 10-K
               DOCUMENT                        INTO WHICH INCORPORATED
               --------                        -----------------------
Portions of the Registrant's                Items 6, 7, 7A & 8 of Part II
1998 Annual Report to Stockholders
Portions of the Registrant's Proxy        Items 10, 11, 12 & 13 of Part III
Statement for the 1999 Annual Meeting
of Stockholders

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption "Certain Factors That May Affect Future Operating Results" in the Company's 1998 Annual Report to Stockholders and incorporated herein by reference, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

     Security Dynamics, SecurID, ACE/Server, SoftID, WebID and RSA SecurPC are registered trademarks, and Keon and SecurSight are trademarks, of Security Dynamics Technologies, Inc. RSA, RC2, RC4, RC5, BSAFE, JSAFE, TIPEM, BCERT and S/MAIL are trademarks of RSA Data Security, Inc. BoKS is a trademark of DynaSoft AB. All other trademarks or trade names referenced in this Annual Report on Form 10-K are the property of their respective owners.

                                    PART I.

ITEM 1.  BUSINESS

     The Company is a leading provider of enterprise network and data security solutions. The Company helps enable electronic business by providing technologies, products and services that secure access to and protect information in networks, systems, applications and Internet commerce initiatives. The Company leverages its expertise in authentication management, public key encryption and access control to help organizations in a range of industries conduct business securely, protect corporate information assets and facilitate business-to-business and electronic commerce. Historically, the Company has delivered security solutions that provide secure remote access to corporate networks. Through its family of enterprise security solutions (formerly known as SecurSight), partnerships and acquisitions, the Company intends to expand its addressable market by delivering solutions that provide secure access to information wherever it resides in an enterprise. As used in this Annual Report on Form 10-K, the term "the Company" refers to Security Dynamics Technologies, Inc. ("SDI") and its subsidiaries.

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

     Data Privacy, Integrity and Authentication. In addition to authenticating the identity of users and ensuring that only authorized users can access, view or modify certain data, a comprehensive security solution must ensure that the data transmitted over a network are not disclosed to unauthorized persons (data privacy), have not been altered or compromised by unauthorized manipulation (data integrity) and were actually transmitted by the purported sender (data authentication). Such data privacy, integrity and authentication are provided by encryption and data authentication technologies.

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

     The concept of public key cryptography attempts to solve the key management problem by giving each person a pair of keys, one called the public key and the other called the private key. Each person's public key is published while the private key is kept secret. The sender encrypts a message using the public key of the intended recipient and communicates it via a public mode of communication. If implemented properly, the message can only be decrypted with the recipient's private key, which is in the sole possession of the intended recipient. All communications involve only public keys, and no private key is ever transmitted or shared. With public key cryptography, it is not necessary to trust a communications channel to be secure against eavesdropping or betrayal. In general, public key cryptography requires only that public keys be associated with their users in a trusted manner, for instance, by maintaining the key in a trusted directory and that the private key not be disclosed. Public key cryptography, and the infrastructure needed to support its deployment in an enterprise, has emerged as a key security requirement for organizations seeking to protect data and applications.

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

     Security Administration and Audit. With the growth of distributed computing environments, including those utilizing the Internet, organizations are increasingly concerned about various administrative issues relating to network security, including the scalability of their security solutions and the ability of the solutions to cover multiple geographic regions. Security administration and audit solutions must also monitor user activity for purposes of detection and deterrence and in order to ensure that the network or data have not been compromised.

  Enterprise Security

     The Company believes that there is an emerging market for enterprise-wide security solutions in several categories, including secure remote access via dial-up and virtual private networks; secure access to corporate networks and resources; secure access to applications, intranets and extranets; email security; and platform security for desktops and UNIX hosts. These enterprise security solutions must incorporate elements of all four classes of security and address the need for: (i) ease of use; (ii) interoperability within heterogeneous enterprise environments; (iii) scalability; (iv) integrated network security administration; (v) integration with existing customer applications; (vi) secure access to information, including secure remote access;
(vii) information privacy, integrity and authentication; and (viii) system reliability and availability.

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

SECURITY DYNAMICS SOLUTION

     Security Dynamics is a leading provider of enterprise network and data security solutions. The Company's products help companies conduct business securely, protect information assets and facilitate business-to-business and business-to-consumer electronic commerce. The Company's solutions employ a patent-protected combination of access control and privilege management products, public key encryption technology and security administration software to protect information wherever it resides in an enterprise.

     A key element of the Company's strategy has been and continues to be the expansion of its product offerings to address each of the four classes of enterprise network and data security and deliver integrated solutions for protecting information resources. Since its inception, the Company has focused on the fundamental need for user identification and authentication with an emphasis on solutions for secure remote access to enterprise networks. In furtherance of its strategy to expand product offerings within the security classes, in July 1996, the Company acquired RSA Data Security, Inc. ("RSA"), a leader in cryptography, to address the need for data privacy, integrity and authentication.

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

     As businesses expand their networks to make use of the Internet, intranets and extranets, companies have begun to realize that the internal network is becoming more vulnerable and that there is a critical need for products and services that allow system administrators to control user privileges at multiple levels within an enterprise and encrypt information within an internal network. Through its family of enterprise security solutions, the Company intends to address these needs by moving beyond securing remote access to securing information access, thereby providing security across an enterprise. The Company's security solutions address three critical areas of an information technology security infrastructure: (i) network and system security,

(ii) applications security and (iii) electronic commerce security. The Company's principal product lines, ACE/Server, Keon and RSA BSAFE, as well as its SecurID family of authentication devices, address these three security categories, respectively.

     In 1998, the Company launched the SecurSight architecture initiative designed to assist in the development of systems and applications that facilitate and control secure access to information. In support of the SecurSight strategy, in July 1997, the Company acquired DynaSoft AB ("DynaSoft"), a leading vendor of platform-independent security solutions for distributed client/server networks. The DynaSoft BoKS product family includes technologies for access control and privilege management. In January 1999, the Company introduced Keon, a family of public key infrastructure-based (PKI) products designed to provide organizations with application security and flexible electronic commerce solutions. As part of this introduction, the Company renamed the DynaSoft BoKS product family "Keon." Today, the Company's ACE/Server, SecurID, Keon and RSA BSAFE product lines are all delivered as part of the SecurSight architecture.

SECURITY DYNAMICS STRATEGY

     The Company's objective is to continue as a leading provider of enterprise network and data security solutions. Key elements of the Company's strategy to achieve this objective include the following:

     - Deliver Enterprise Security Services. The Company's strategy has been and continues to be to expand the depth and breadth of its product offerings across the classes of enterprise network and data security to meet the evolving requirements for the protection of its customers' information assets. The Company plans to continue to develop and deliver scaleable, reliable enterprise security solutions that enable companies to conduct business securely, protect corporate information assets and facilitate electronic commerce. For instance, the Company intends to introduce or acquire products and technologies and form partnerships that are expected to enable delivery of security services such as certificate management and key management. In addition, through partnerships the Company plans to expand its agent roster to include application-specific agents and add additional authentication form factors, including smart cards.

     - Maintain Technological Leadership. The Company plans to continue to add new capabilities and features to its enterprise network and data security products to meet its customers' identification and authentication needs within the context of evolving enterprise environments. The Company maintains a leading role in basic cryptographic research, develops new encryption technologies and maintains close working relationships with leading academic centers and custom development teams.

     - Expand Market Opportunities. The Company intends to expand its market opportunities through strategic partnerships, industry initiatives and marketing designed to heighten awareness of security issues. The Company has strategic partnerships with more than 70 industry-leading vendors and plans to continue to foster and leverage these partnerships and enter into additional relationships with companies that can provide complementary technologies for its SecurSight solutions. The Company also seeks to heighten awareness regarding enterprise network and data security issues through marketing programs such as the annual RSA Data Security Conference.

     - Expand Indirect Sales and Support Channel. The Company currently sells its products through a direct sales force and through relationships with a significant number of original equipment manufacturers ("OEMs"), value-added resellers ("VARs") and distributors. The Company's SecureWorld program is designed to develop and expand its indirect sales and support channel through the establishment of two-tier distribution of the Company's solutions. The Company believes that an expanded indirect sales and support channel enables it to enter new markets and gain access to a larger installed base of potential customers in a cost-effective manner.

     Expand International Presence. The Company believes that international markets present a large, relatively new market for enterprise network and data security products. Sales outside the United States were approximately 27.6% in 1996, 30.9% in 1997 and 34.6% in 1998. The Company plans to continue to expand its business outside North America through the hiring of sales personnel, the establishment of additional distribution arrangements, primarily in Europe and Asia, and the development of local presence in key markets.

PRODUCTS

     Historically, organizations have focused primarily on protecting remote access into corporate networks. The Company has addressed this need through its line of SecurID and ACE/Server authentication products. Today, as public and private networks merge, organizations are increasingly interested in protecting not just access to networks, but to the mission-critical applications and electronic commerce initiatives that drive their businesses. The Company's core product and solution offerings are continually evolving to address the following three critical areas of an information technology security infrastructure:

     - Network and Systems Security -- The Company delivers a range of products and solutions that help organizations assess, enforce and monitor security for their corporate networks and operating systems. With offerings spanning user authentication, intrusion detection and desktop encryption, the Company provides customers with a comprehensive family of tools and services to address their network and systems security needs.

     - Applications Security -- The Company helps organizations protect vital data stored across mission-critical, enterprise applications by providing a strong level of application security to protect against both internal and external threats and unauthorized access to sensitive information.

     - Electronic Commerce ("eCommerce") Security -- The Company is expanding the market for software components that secure electronic data. The Company is focused on meeting customer needs for secure applications and solutions in the Internet, consumer and enterprise markets with state-of-the-art security software components and products.

CORE PRODUCT LINES

     The Company delivers a range of products and technologies that help companies and third-party developers secure their computing environments. The Company's core competencies can be found in its three major product lines:

  ACE/Server and SecurID

     The Company's ACE/Server and SecurID solutions provide centralized, strong, two-factor authentication services for enterprise networks and operating systems, ensuring that only authorized users gain access to network files, applications and communications. Supporting a range of authentication devices, including SecurID tokens, smart cards and software tokens, these solutions create a barrier against unauthorized access, protecting network and data resources from potentially devastating accidental or malicious intrusion.

     The Company's SecurID user identification and authentication products combine two methods of user identification - something secret the user knows (a "PIN") and something the user possesses (the SecurID token). To gain access to a protected resource, a user enters his or her PIN and the token code automatically computed and displayed on the liquid crystal display ("LCD") of the user's SecurID token. The PIN and the token code together form the user's "PASSCODE." With a valid PASSCODE, the authorized user is identified, authenticated and granted access to appropriate information resources.

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

  Keon

     Keon is a family of products based on the Company's public key technology and application security solution, BoKS. Keon software enhances security for applications by providing authorized applications access and encrypted communications through the use of digital certificates, as well as by supporting strong, two-factor user authentication. Keon technology simplifies user management and authorized applications access by providing a single administrative console for access to all public key-based applications, and by providing end users with single sign-on to all public key-based applications. The Keon family of products also include agents that allow existing client/server applications to be upgraded to take advantage of public key-based security. The Keon product line contains offerings for both enterprise customers who need turn-key solutions, and for enterprise customers and developers who want to build their own standards-based, native PKI applications or take advantage of them. The Company currently offers a SecurID smart card for Keon, and plans to support all SecurID authenticators, including hardware and soft tokens, in future releases of Keon software.

     Keon components include:

     - Keon Security Server, currently available for UNIX, provides centralized security administration, user management and access control. Keon Security Server facilitates single sign-on across supported applications and scales for use in large deployments.

     - Keon Desktop, currently available for Windows NT and 95, provides desktop file encryption, manages single sign-on and user credentials at the desktop, and delivers services for securing email, Web browsers and access to applications.

     - Keon Agents are installed on protected application servers and create the authenticated, secure connection from the desktop to the application server.

     - Keon Agent SDK (software developers kit) provides developers with the ability to build Agents for in-house applications.

     - Keon Unix Platform Security, available for a wide variety of popular UNIX OS versions, enhances and makes consistent user access policies to the UNIX operating system.

     - Keon Certificate Server provides a powerful and flexible system for issuing and managing digital certificates.

     - Cryptographic Software Development Components allow enterprise and commercial software developers to use high-level APIs to incorporate public key security options into applications they build without requiring that they become low-level experts in encryption. These components consist of the RSA BSAFE product line.

  RSA BSAFE Encryption

     The Company develops and markets platform-independent crypto-security components and development tools that enable third-party developers to incorporate security into a wide variety of applications. The Company's encryption components are used to secure applications for electronic commerce and services over the Internet and intranets, enterprise security, entertainment, wireless communications, delivery of digital information over cable and other uses. The award-winning RSA BSAFE product line includes:

     - RSA BSAFE Crypto-C, a popular cryptography component;

     - RSA BSAFE Crypto-J, state-of-the-art cryptographic software designed for Java developers;

     - RSA BSAFE Cert-C, X.509 certificate processing toolkit;

     - RSA BSAFE S/MIME-C toolkit for adding security to messaging applications; and

     - RSA BSAFE SSL-C, a protocol product which enables secure point-to-point communications over the Internet.

     - RSA BSAFE SSL-J, Java-based protocol product which enables secure point-to-point communications over the Internet.

     The Company believes that its RSA RC series of symmetric, or secret key, encryption technologies are among the highest performing and most secure techniques of their class available to encrypt electronic data.

RC2 and RC4 are designed to handle block and streaming data types, respectively, and are designed to provide for easy adjustment of key size for exportability as well as high performance without specialized hardware.

ADDITIONAL PRODUCT LINES

  Kane Security Analyst and Kane Security Monitor

     The Company's family of Kane Security solutions helps organizations perform analyses of their security systems and monitor systems for suspicious activities. Kane Security Analyst is a front-line analysis tool that is designed to perform security assessments and report security exposures. Kane Security Monitor software is a real-time intrusion detection system that filters through security and audit data to identify unauthorized activities. The Company acquired the Kane product family as part of its acquisition of Intrusion Detection, Inc. ("IDI") in March 1998.

  RSA SecurPC

     RSA SecurPC is a powerful, easy-to-use file encryption software based on the Company's leading RSA encryption technologies that protects data stored in laptop and desktop computer files. In particular, RSA SecurPC software is designed to help enforce security for Windows-based systems by protecting vital files against theft, hackers and industrial espionage.

  Pricing

     Subject to volume discounts and other licensing terms and conditions, the suggested U.S. list prices for the Company's products range as follows: SecurID tokens from $34 to $86 per token; ACE/Server software products from $3,950 to $940,000; RSA encryption engine and toolkit licenses from $25,000 to $50,000; and Keon products from $80 to $300 per user for Keon Desktop and from $1,250 to $3,100 per server for Keon Manager. The Company continually reviews and adjusts its product pricing policies in light of factors such as relative value, industry standards and demand.

STRATEGIC PARTNERS

     To enhance its enterprise network and data security solutions, the Company has established relationships with more than 70 vendors of remote access products, Internet firewalls, network and applications software and virtual private network ("VPN") products. Most of these vendors integrate the Company's client software into one or more of their products to provide compatibility between their product offerings and the Company's ACE/Server software. Other vendors build call routines, software hooks or APIs into their products to provide compatibility with the Company's ACE/Server software. The Company has also entered into strategic relationships with vendors that share technical information with the Company to enable it to develop products which will be interoperable with the vendors' products. The Company's strategic partners include the following:

          VPN                 REMOTE ACCESS           RADIUS SERVERS         INTERNET FIREWALLS     NETWORK AND APPLICATIONS
          ---                 -------------           --------------         ------------------     ------------------------
3COM                     3COM                     3COM                     Alta Vista               Apple
AltaVista                Access Beyond            Ascend                   ANS                      Atlantic Systems
                                                  Communications                                    Group
Altiga                   Apple Computer           Cisco                    Ascend                   BDM International
                                                                           Communications
Ascend                   Ascend                   Funk Software            Axent                    CCT
Communications           Communications
Aventail                 Attachmate               NextCom                  Check Point              Cisco Systems
Check Point              Bin Tec                  Nortel Networks          Cisco Systems            Citrix Systems
Compatible Systems       Cabletron Systems        PFU Ltd                  CyberGuard               CyberSAFE
Fortress                 Cisco Systems            Shiva (Intel)            IBM                      Data General
Indus River                                                                                         Differential
InfoExpress              Citrix Systems           Soliton Systems K.K.     Internet Dynamics        EnCommerce
Internet Devices         Compaq                                            Milkyway Networks        Gradient
Network Associate        Computer Security                                 NEC Technologies         Lyrix Systems
                         Products                                          Network Associates
Network TeleSystemss     Digi International                                Secure Computing         Microsoft
Nortel Networks          Dynatech                                                                   Network
                         Communications                                    Sun Microsystems         Information
Red Creek                                                                  Technologic              Technology
Semaphore                Emulex                                            V-ONE                    Novell
Shiva (Intel)            Funk Software                                                              Oracle
                         Gandalf                                                                    Ottawa Telephony
Sun Microsystems         Technologies                                                               Group
TimeStep                 Hewlett-Packard                                                            Platinum
V-ONE                    IBM                                                                        Process Software
VPNet                    HTK                                                                        Progress Software
                         Kasten Chase                                                               Snare Networks
                         Lantronix                                                                  Unisys
                         Microsoft                                                                  WorldTalk
                         Mulilink
                         Nortel Networks
                         Novell
                         Perle Systems
                         RAScom
                         Shiva (Intel)
                         Xplex Networks

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

     The Company's direct sales staff focuses on major accounts, provides technical advice and support with respect to the Company's products and works closely with the Company's customers, OEMs, VARs and distributors. As of December 31, 1998, the Company's direct sales organization consisted of 282 sales, marketing and technical support personnel located throughout the world.

     The Company also markets, sells and licenses its products indirectly through its SecurWorld network OEMs, VARs and distributors. As of December 31, 1998, the Company had relationships with approximately 600 OEMs, VARs and distributors.

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

     To enhance demand for its products, the Company has participated in the development of various industry-specific protocols that rely on its RSA cryptographic data security technologies. The Company also hosts its own annual industry conference, the RSA Conference, and participates in others to increase demand for its products. Through its RSA Laboratories division, the Company maintains a leading role in basic cryptographic research, develops new encryption technologies and maintains close working relations with leading academic centers and customer development teams.

CUSTOMERS

     As of December 31, 1998, the Company had sold or licensed more than 4,600 ACE/Server products and over 4,000,000 SecurID tokens to more than 3,500 customers worldwide. Historically, the Company's principal customers have been in the telecommunications, pharmaceutical, financial and healthcare industries as well as academic institutions, research laboratories and government organizations. These customers are generally sophisticated and knowledgeable purchasers of security systems and work with highly confidential information. The Company believes that as corporate networks proliferate and become more complex, the number of industries concerned with system security and access to information will grow.

     As of December 31, 1998, the Company had licensed its RSA encryption engine and patent technology to more than 400 OEMs that typically incorporate the encryption technology into their products. The Company's RSA encryption technology is embedded in current versions of Microsoft Windows NT, Netscape Navigator, Quicken by Intuit, Lotus Notes and numerous other products. The Company also licenses its RSA encryption technology directly to customers for incorporation into customers' business, financial and electronic commerce networks. The Company's RSA technologies are part of existing and proposed standards for the Internet and World Wide Web, ITU, ISO, ANSI and IEEE.

     As of December 31, 1998, the Company had sold or licensed its BoKS systems, now known as "Keon," to more than 130 customers worldwide, representing more than 110,000 users.

     No customer accounted for more than 5% of the Company's total revenue in 1996, 1997 or 1998.

CUSTOMER SERVICE AND SUPPORT

     The Company maintains a customer support help desk and technical support organization at its headquarters in Bedford, Massachusetts and at other locations throughout the world and offers telephone support for certain of its products 24 hours a day, seven days a week. The Company continues to add advanced technical support and professional service personnel to its staff to address anticipated additional demands arising from the deployment of the Company's security solutions into larger and more complex user environments. The Company also has field technical support personnel who work directly with the Company's direct sales force, distributors and customers. The Company's had 80 customer service and support employees world-wide as of December 31, 1998.

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

PRODUCT DEVELOPMENT

     The Company's product development efforts are focused on enhancing the functionality, reliability, performance and flexibility of its existing products. The Company is developing technology to enhance the administrative capabilities and scalability of its ACE/Server products and to increase interoperability with additional network operating systems and directory services. The Company also is developing tools to assist customers, strategic marketing partners and other third-party integrators in integrating the Company's products with custom and other third-party network or system applications.

     The Company plans to increase its competitive position by developing standards, protocols and applications that address the needs of specific market segments and build on its RSA proprietary technology. In the latter case, the Company may choose to partner with other parties to develop and/or market the products. The Company is currently developing enhanced RSA toolkits to enable emerging new applications. Each of these value-added toolkits is being designed to address the needs of a specific market segment.

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

     As of December 31, 1998, the Company's product development staff consisted of 235 full-time employees engaged in engineering and development including software and hardware engineering, testing and quality assurance and technical documentation. The Company also engages outside contractors where appropriate to supplement the Company's in-house expertise or expedite projects based on customer or market demand. Research and development expenses, including purchased research and development expenses, were $13.7 million in 1996, $27.2 million in 1997 and $32.0 million in 1998.

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

     RSA SecurPC and ACE/Server Software Products. The Company's RSA SecurPC and ACE/Server software products are distributed on standard magnetic diskettes, compact disks and tapes together with printed documentation. The Company contracts with media duplication subcontractors for the majority of its media duplication. The Company has the capability to do all media duplication in-house, but limits its use to small production runs such as beta programs.

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

COMPETITION

     The market for enterprise network and data security products is highly competitive and subject to rapid technological change. The Company believes that competition in this market is likely to intensify as a result of increasing demand for security products. The Company currently experiences competition from a number of sources, including (i) software operating systems suppliers and application software vendors that incorporate a single-factor static password security system into their products; (ii) token-based password generator vendors promoting challenge/response technology; (iii) smart card security device vendors; (iv) biometric security device vendors; (v) public key infrastructure and cryptographic software firms; and (vi) Application access providers. In some cases, these vendors also support the Company's products and those of its competitors. The Company may also face competition from these and other parties in the future that develop enterprise network and data security products based upon approaches similar to or different from those employed by the Company including operating system or network suppliers not currently offering competitive enterprise-wide security products. There can be no assurance that the market for enterprise network and data security products will not ultimately be dominated by approaches other than the approaches marketed by the Company. The Company has agreed, in connection with the April 1995 formation of VeriSign, Inc. ("VeriSign"), not to engage, directly or indirectly, in the business of issuing public key certificates acting in the capacity of a certificate authority for a period of five years from the date of such formation.

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

     The Company's 18 issued U.S. patents expire at various dates ranging from 2005 to 2017. The Company's 34 foreign patents expire at various dates between 2006 to 2015. In addition, the Company has filed patent applications on inventions embodied in new technologies developed by the Company. There can be no assurance that any of these applications will result in an issued patent. Upon expiration of the Company's patents, competitors may develop and sell products based on technologies similar or equivalent to those currently covered by the Company's patents. A patent developed at the Massachusetts Institute of Technology and licensed to the Company (the "RSA/MIT Patent"), the claims of which cover significant elements of the Company's RSA products, will expire on September 20, 2000, which may enable competitors to thereafter market competing products which previously would have infringed the RSA/MIT Patent. There can be no assurance that any patent owned or held by the Company or its licensers will not be invalidated, circumvented, challenged or terminated, that any of the Company's pending or future patent applications will be within the scope of claims sought by the Company, if at all, or that the steps taken by the Company to protect its rights will be adequate to prevent misappropriation of the Company's technology or to preclude competitors from developing products with features similar to the Company's products. Further, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or duplicate the Company's technology. In addition, the laws of certain countries in which the Company's products are or may be developed or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The inability of the Company to protect its intellectual property adequately could have a material adverse effect on its financial condition and results of operations.

     The Company has registered, or is seeking to register, its trademarks and servicemarks in countries where the Company has sold its products. There can be no assurance that any such trademark application currently pending will not be opposed by a third party.

GOVERNMENT REGULATION AND EXPORT CONTROLS

     All of the Company's products are subject to U.S. export control laws and applicable foreign government import, export, and/or use restrictions. Minimal U.S. export restrictions apply to all products, whether or not they perform encryption. Current U.S. export regulations require export licenses, or at least a one-time technical review, before most encryption products may be exported to countries other than Canada. The Company believes that it has obtained necessary approvals for the export of the products it currently exports. There can be no assurance, however, that the list of products and countries requiring Government approvals and the applicable regulatory policies will not be revised from time to time or that the Company will be able to obtain necessary regulatory approvals for the export of future products. The inability of the Company to obtain required approvals under these regulations could adversely affect the ability of the Company to make international sales.

     Exports of RSA's encryption products, or third-party products bundled with RSA encryption technology, are expected to continue to be restricted by the United States and various foreign governments. Exports of commercial encryption products are regulated by the Export Administration Regulations of the U.S. Commerce Department, while exports of encryption products designed or adapted for military use require export licenses under the International Traffic in Arms Regulations of the U.S. State Department. Until recently, the U.S. government generally prohibited exports of encryption products with key lengths of greater than 40 bits. Under new regulations issued in 1996 and 1998, commercial encryption products with key lengths of up to 56 bits may be widely exported after a one-time technical review by the U.S. Commerce Department. "Key recovery" encryption products which enable authorized law enforcement agencies to obtain readable text without the knowledge or cooperation of the end-user may be exported, regardless of key length, after a one-time technical review. Certain non-recovery products of any key length are eligible for export to limited classes of end-users in certain countries, following a one-time technical review and subject to various post-shipment reporting requirements; eligible recipients include subsidiaries of U.S. companies, banks and financial institutions, health and medical organizations, and online merchants. Other non-recovery encryption products may be exported to other countries and end-users under special Encryption Licensing Arrangements or individual export licenses which may be issued at the discretion of the U.S. Commerce Department. These regulations may be modified at any time, and there can be no assurance that RSA will be authorized to export encryption products from the United States in the future. As a result, RSA may be at a disadvantage in competing for international sales compared to companies located outside the United States that are not subject to such restrictions.

     In the fourth quarter of 1998, the Company established a subsidiary in Australia which developed a protocol-level encryption technology known as "SSL" without using any export-controlled U.S.-origin encryption technologies or software and without "technical assistance" from any U.S. persons. Accordingly, the Company obtained a written opinion from the U.S. Commerce Department that this technology is not subject to the jurisdiction of the U.S. export laws. The technology, however, is subject to the export laws of Australia, and the Company has received a one-year license from the Australian Government to export object code versions of the SSL technology to specified countries, including the United States. In order to remain outside of U.S. export control jurisdiction, the Company has implemented policies and procedures to ensure that U.S. personnel working for the Company do not inadvertently provide technical assistance to the Company's Australian subsidiary which is developing future versions of the SSL technology. However, there can be no assurance that the U.S. government will not deem the SSL technology to be subject to U.S. export laws in the future, or that the applicable Australian export restrictions will not be modified in the future, or that the Company will continue to receive the required Australian export authorizations.

EMPLOYEES

     At December 31, 1998, the Company employed 764 employees. Of these employees, 235 were involved in research and development; 282 in sales and marketing, 80 in customer service and support; 98 in production and information technology; and 69 in administration, human resources and finance. No employees are covered by any collective bargaining agreements. The Company believes that its relationships with its employees are good.

RECENT EVENTS

     In the first quarter of 1999, the Company commenced consolidation of certain operations in order to promote operational efficiency. The Company expects to incur costs, mostly in the first quarter of 1999 and primarily severance and facilities exit costs, of between $5.0 million and $7.0 million in connection with this effort.

ITEM 2.  PROPERTIES

     The Company's principal administrative, sales and marketing, research and development and support facilities are located in Bedford, Massachusetts under non-cancelable ten year leases expiring in August 2008. The facilities aggregate approximately 183,000 square feet of office space, and the annual base rents aggregate approximately $3.0 million including certain operating expenses. The Company also leases facilities for research and development and sales and marketing in San Mateo, California under non-cancelable ten-year leases expiring in 2008. The facilities aggregate approximately 58,000 square feet of office space, and the annual base rents aggregate approximately $2.0 million including certain operating expenses. Annual rent escalation provisions for all of theses leases are based on the Consumer Price Index. The Company also leases facilities for administration, field sales and customer support throughout the United States, Canada, Asia, and Europe at annual base rents aggregating approximately $1.4 million.

     In connection with the consolidation of certain operations commenced in January 1999, the Company is actively seeking to sublet a total of approximately 50,000 square feet of facilities at various locations. The successful sublet of these facilities will reduce the Company's rental payment obligations by approximately $0.1 million per month.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and certain of its directors and officers are defendants in Fitzer v. Security Dynamics Technologies, Inc., Charles R. Stuckey, Jr., D. James Bidzos, Arthur W. Coviello, Jr., John Adams, Marian G. O'Leary and Linda
B. Saris, Civil Action No. 98-CV-12496-WGY, a purported class action lawsuit filed on December 11, 1998 in the United States District Court for the District of Massachusetts (the "Complaint"). The plaintiff subsequently dismissed without prejudice claims against Ms. Saris. The plaintiff claims to represent all purchasers of the Company's Common Stock during the period from September 30, 1997 through July 15, 1998, and seeks unspecified damages on their behalf. The plaintiff alleges that the defendants misled the investing public concerning demand for the Company's products, the strengths of its technologies, and certain trends in the Company's business. The plaintiff and certain others have moved to be appointed as lead plaintiff and to appoint lead counsel. No response has been made to the Complaint by agreement with the plaintiff. The lead plaintiff chosen by the Court is expected to file an amended complaint, to which the defendants will respond. The Company intends to contest the lawsuit vigorously. Although the amounts claimed may be substantial, the Company cannot predict the ultimate outcome or estimate the potential loss, if any, related to the lawsuit. The Company believes that the disposition of this matter will not have a material adverse effect on the Company's consolidated financial position. However, the adverse resolution of the lawsuit could materially affect the Company's results of operations or liquidity in any one annual or quarterly reporting period.

     On November 2, 1998 the Company commenced litigation in a patent infringement lawsuit filed in the United States District Court for the District of Massachusetts against VASCO Data Security, Inc. ("VASCO"). The suit alleges that VASCO's Digipass token products infringe certain of the Company's patents. The Company seeks monetary damages for such infringement and injunctive relief. In connection with this litigation, VASCO has filed counterclaims against the Company seeking a declaratory judgement of noninfringement and invalidation of the Company's patents at issue and alleging that the Company's infringement suit against VASCO represents a breach of contract between the parties.

     On January 6, 1999, the Company commenced litigation in a patent infringement lawsuit filed in the United States District Court for the District of Massachusetts against VASCO. The suit alleges that VASCO's RSA cards and RSA chips products infringe the RSA/MIT Patent. The Company seeks monetary damages for such infringement and injunctive relief. In connection with this litigation, VASCO has filed counterclaims against the Company seeking a declaratory judgement of non-infringement and invalidation of the patent at issue, and alleging that the Company's suit against VASCO represents a violation of antitrust laws.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

                       EXECUTIVE OFFICERS OF THE COMPANY

     The Company's executive officers are:

NAME                                   AGE                           POSITION
----                                   ---                           --------
Charles R. Stuckey, Jr...............  56    Chairman of the Board and Chief Executive Officer
Arthur W. Coviello, Jr...............  45    President and Director
John Adams...........................  57    Senior Vice President, Engineering
Marian G. O'Leary....................  44    Senior Vice President, Finance, Chief Financial Officer
                                             and Treasurer
Linda E. Saris.......................  46    Senior Vice President, Customer Support and Operations
Scott Schnell........................  41    Senior Vice President, Marketing
Margaret K. Seif.....................  38    Vice President, General Counsel and Secretary

     Mr. Stuckey has served as Chief Executive Officer and a member of the Board of Directors of the Company since March 1987. He has served as Chairman of the Board since July 1996. From January 1987 to March 1999, Mr. Stuckey served as President of the Company.

     Mr. Coviello joined the Company as Executive Vice President in September 1995 and was appointed Chief Operating Officer in January 1997 and President in March 1999. Mr. Coviello was also elected to the Board of Directors in March 1999. From October 1995 to August 1997, Mr. Coviello also served as the Company's Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Coviello served in various capacities with CrossComm Corporation, a developer of inter-networking products, including Chief Operating Officer and Chief Financial Officer.

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

     Ms. Saris joined the Company as Vice President, Finance and Operations, Treasurer and Chief Financial Officer in June 1989, and has served as Senior Vice President, Customer Support and Operations since July 1998 and as Chief Information Officer since August 1997. From January 1997 to July 1998, Ms. Saris served as Vice President, Customer Support and Operations of the Company. From October 1995 to January 1997, Ms. Saris served as the Company's Vice President, Operations.

     Mr. Schnell joined RSA as Vice President of Marketing in 1996, and was appointed Senior Vice President, Marketing of the Company in July 1998. Prior to joining RSA, Mr. Schnell spent 15 years in product and strategic marketing positions at leading technology and consulting firms, including Apple Computer, Photonics Corp and McKinsey and Company.

     Ms. Seif joined the Company as General Counsel in March 1998, and was appointed Vice President and Secretary in June 1998. From 1996 to 1998, Ms. Seif was Vice President and General Counsel of Firefly Network, Inc., a personal information software company. Prior to joining Firefly Network, Ms. Seif was Vice President - Legal Affairs, of the AT&T New Media Services division from 1994 to 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock has been trading on the Nasdaq National Market under the symbol "SDTI" since the Company's initial public offering on December 14, 1994. The following table sets forth for the fiscal periods indicated the high and low sales prices per share of Common Stock as reported on the Nasdaq National Market.

                                                              HIGH       LOW
                                                              ----       ----
1997
First Quarter...............................................  $39 1/4    $21
Second Quarter..............................................  $38 1/4    $22 3/4
Third Quarter...............................................  $44 3/8    $32 5/8
Fourth Quarter..............................................  $41 5/8    $29 3/4

                                                              HIGH       LOW
                                                              ----       ----
1998
First Quarter...............................................  $42 1/8    $29 1/2
Second Quarter..............................................  $42 3/4    $15 1/8
Third Quarter...............................................  $20 3/4    $ 9 3/8
Fourth Quarter..............................................  $23 1/2    $ 5 7/16

     There were 319 stockholders of record of the Company's Common Stock as of March 4, 1999.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is contained under the caption "Selected Consolidated Financial Data" appearing in the Company's 1998 Annual Report to Stockholders (the "1998 Annual Report") and is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the 1998 Annual Report and is incorporated herein by this reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is contained under the caption "Market Risk" appearing in the 1998 Annual Report and is incorporated herein by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is contained in the Consolidated Financial Statements appearing in the 1998 Annual Report and is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is contained in part under the caption "Executive Officers of the Company" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held on April 22, 1999 (the "1999 Proxy Statement") under the captions "Proposal 1 -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by this reference.

     Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is contained under the captions "Director Compensation" and "Compensation of Executive Officers" in the 1999 Proxy Statement and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained under the caption "Certain Relationships and Related Transactions" in the 1999 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of this Form 10-K:

     1. Financial Statements. The Consolidated Financial Statements are included in the 1998 Annual Report, portions of which are filed as an exhibit to this Annual Report on Form 10-K. The Consolidated Financial Statements include:

     Independent Auditors' Report
     Consolidated Balance Sheets
     Consolidated Statements of Income
     Consolidated Statements of Stockholders' Equity
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

     2. Financial Statement Schedules. Financial Statement Schedule II, "Valuation and Qualifying Accounts" and the Report of Deloitte & Touche LLP immediately following the "Exhibit Index" are filed as part of this Annual Report on Form 10-K.

     3. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K:

     On October 13, 1998, the Company filed a Current Report on Form 8-K, dated October 12, 1998, to report under Item 5 (Other Events) the Company's financial results for the third quarter of 1998 and the authorization of the Company's stock repurchase program. No financial statements were required to be filed with such report.

     On December 11, 1998, the Company filed a Current Report on Form 8-K, dated December 11, 1998, to report under Item 5 (Other Events) the purported class action lawsuit against the Company and certain of its officers and directors. No financial statements were required to be filed with such report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SECURITY DYNAMICS TECHNOLOGIES, INC.

                                          BY:  /s/ CHARLES R. STUCKEY, JR.
                                            ------------------------------------
                                                  CHARLES R. STUCKEY, JR.
                                              CHAIRMAN OF THE BOARD AND CHIEF
                                                     EXECUTIVE OFFICER
Date: March 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                                            TITLE                       DATE
---------                                                            -----                       ----

            /s/ CHARLES R. STUCKEY, JR.              Chairman of the Board and Chief        March 30, 1999
---------------------------------------------------  Executive Officer (Principal
              CHARLES R. STUCKEY, JR.                Executive Officer)

               /s/ MARIAN G. O'LEARY                 Senior Vice President, Finance, Chief  March 30, 1999
---------------------------------------------------  Financial Officer and Treasurer
                 MARIAN G. O'LEARY                   (Principal Financial and Accounting
                                                     Officer)

                /s/ D. JAMES BIDZOS                  Vice Chairman of the Board             March 30, 1999
---------------------------------------------------
                  D. JAMES BIDZOS

            /s/ ARTHUR W. COVIELLO, JR.              President and Director                 March 30, 1999
---------------------------------------------------
              ARTHUR W. COVIELLO, JR.

              /s/ RICHARD L. EARNEST                 Director                               March 30, 1999
---------------------------------------------------
                RICHARD L. EARNEST

                 /s/ TAHER ELGAMAL                   Director                               March 30, 1999
---------------------------------------------------
                   TAHER ELGAMAL

            /s/ JOSEPH B. LASSITER, III              Director                               March 30, 1999
---------------------------------------------------
              JOSEPH B. LASSITER, III

              /s/ GEORGE M. MIDDLEMAS                Director                               March 30, 1999
---------------------------------------------------
                GEORGE M. MIDDLEMAS

                 /s/ JAMES K. SIMS                   Director                               March 30, 1999
---------------------------------------------------
                   JAMES K. SIMS

                                 EXHIBIT INDEX

  2 Agreement and Plan of Merger by and among the Registrant, Intrusion Detection Inc., Apple Acquisition Corp., Robert
          Kane and Lillian Kane, dated March 26, 1998, is incorporated herein by reference to Exhibit 2.1 to the Registrant's
          Current Report on Form 8-K, dated March 26, 1998

  3.1     Third Restated Certificate of Incorporation, as amended, of the Registrant is incorporated herein by reference to
          Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q
          for the Quarter Ended June 30, 1996
  3.2     Amended and Restated By-Laws, as amended, of the Registrant is incorporated herein by reference to Exhibit 3.3 to the
          Registrant's Registration Statement on Form S-1 (File No.
          33-85606) (the "Form S-1")
  4       Specimen Certificate for shares of Common Stock, $.01 par
          value per share, of the Registrant is incorporated herein by reference to Exhibit 4.1 to the Form S-1
*10.1     1986 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Form S-1
*10.2     1994 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to the Registrant's Annual
          Report on Form 10-K for the Year Ended December 31, 1996
*10.3     Amendment No. 3 to 1994 Stock Option Plan, as amended, is
          incorporated herein by reference to Exhibit 10.1 to the
          Registrant's Quarterly Report on Form 10-Q for the Quarter
          Ended June 30, 1997
*10.4     Amendment No. 4 to 1994 Stock Option Plan, as amended, is
          incorporated herein by reference to Exhibit 10.3 to the
          Registrant's Quarterly Report on Form 10-Q for the Quarter
          Ended March 31, 1998
*10.5     1994 Stock Option Plan, as amended -- 1998 Restatement is
          incorporated herein by reference to Annex A to the
          Registrant's Definitive Schedule 14A filed April 1, 1998
*10.6     1994 Director Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.3 to the Registrant's
          Annual Report on Form 10-K for the Year Ended December 31,
          1996
*10.7     1998 Deferred Compensation Plan is incorporated herein by
          reference to Exhibit 10.4 to the Registrant's Quarterly
          Report on Form 10-Q for the Quarter Ended March 31, 1998
*10.8     Employment Agreement between the Registrant and Charles R.
          Stuckey, Jr., dated as of November 1, 1997, is incorporated herein by reference to Exhibit 10.5 to the Registrant's
          Annual Report on Form 10-K for the Year Ended December 31,
          1997
*10.9     Letter Agreement between the Registrant and Arthur W.
          Coviello, Jr., dated as of August 21, 1995, is incorporated herein by reference to Exhibit 10 to the Registrant's
          Quarterly Report on Form 10-Q for the Quarter Ended
          September 30, 1995
*10.10    Letter Agreement between the Registrant and Linda E. Saris, dated as of May 1, 1989, is incorporated herein by reference to Exhibit 10.7 to the Form S-1
*10.11    Form of Management Employment Agreement is incorporated
          herein by reference to Exhibit 10.1 to the Registrant's
          Quarterly Report on Form 10-Q for the Quarter Ended
          September 30, 1998
 10.12    Amended and Restated Registration Rights Agreement, dated as of September 7, 1988, as amended, among the Registrant and certain stockholders of the Registrant, is incorporated
          herein by reference to Exhibit 10.11 to the Form S-1
 10.13    Amendment to Amended and Restated Registration Rights
          Agreement, dated as of October 31, 1995, among the
          Registrant and certain stockholders of the Registrant, is
          incorporated herein by reference to Exhibit 10.19 to the
          Registrant's Registration Statement on Form S-1 (File No.
          33-98818)
 10.14    Registration Rights Agreement by and among the Registrant
          and the parties named on Schedule I thereto, dated July 15,
          1997, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated July 15,
          1997

 10.15    Registration Rights Agreement by and among the Registrant,
          Robert Kane and Lillian Kane, dated March 26, 1998, is
          incorporated herein by reference to Exhibit 10.1 to the
          Registrant's Current Report on Form 8-K, dated March 26,
          1998
 10.16    Stock Purchase Agreement, dated as of November 6, 1997,
          between the Registrant and James K. Sims, is incorporated
          herein by reference to Exhibit 10.24 to the Registrant's
          Annual Report on Form 10-K for the Year Ended December 31,
          1997
+10.17    Terms and Conditions of Purchase, dated January 1, 1994,
          between the Registrant and Gould Electronics is incorporated herein by reference to Exhibit 10.15 to the Form S-1
+10.18    Letter, dated October 12, 1994, from Sanyo Electric Co.,
          LTD. to the Registrant is incorporated herein by reference to Exhibit 10.16 to the Form S-1
+10.19    Progress Software Application Partner Agreement between the
          Registrant and Progress Software Corporation, dated December
          5, 1994, as amended, is incorporated herein by reference to
          Exhibit 10.17 to the Form S-1
+10.20    Second Amendment to Progress Software Application Partner
          Agreement, dated as of November 29, 1995, between the
          Registrant and Progress Software Corporation is incorporated herein by reference to Exhibit 10.13 to the Registrant's
          Quarterly Report on Form 10-Q for the Quarter Ended June 30,
          1997
+10.21    Third Amendment to Progress Software Application Partner
          Agreement, dated as of November 15, 1996, between the
          Registrant and Progress Software Corporation is incorporated herein by reference to Exhibit 10.14 to the Registrant's
          Quarterly Report on Form 10-Q for the Quarter Ended June 30,
          1997
+10.22    Fourth Amendment to Progress Software Application Partner
          Agreement, dated as of April 1, 1998, between the Registrant and Progress Software Corporation, is incorporated herein by reference to Exhibit 10.18 to the Registrant's Quarterly
          Report on Form 10-Q for the Quarter Ended June 30, 1998
 10.23    Indenture of Lease, dated as of March 11, 1996, between the
          Registrant and Beacon Properties, L.P. is incorporated
          herein by reference to Exhibit 10.17 to the Registrant's
          Registration Statement on Form S-4 (File No. 333-7265)
 10.24    Rider to Indenture of Lease, dated as of March 11, 1996
          between the Registrant and Beacon Properties, L.P., is
          incorporated herein by reference to Exhibit 10.6 to the
          Registrant's Quarterly Report on Form 10-Q for the Quarter
          Ended March 31, 1998
 10.25    First Amendment to Lease, dated as of May 10, 1997, between the Registrant and Beacon Properties, L.P. is incorporated herein by reference to Exhibit 10.2 to the Registrant's
          Quarterly Report on Form 10-Q for the Quarter Ended June 30,
          1997
 10.26    Second Amendment to Lease, dated as of April 8, 1998, by and between the Registrant and EOP -- Crosby Corporate Center,
          L.L.C., is incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the
          Quarter Ended March 31, 1998
 10.27    Lease Agreement, dated as of August 15, 1997, by and between the Registrant and Peninsula Office Park Associates, L.P.,
          is incorporated herein by reference to Exhibit 10.7 to the
          Registrant's Quarterly Report on Form 10-Q for the Quarter
          Ended March 31, 1998
 10.28    Lease Agreement, dated as of December 19, 1997, by and
          between the Registrant and Peninsula Office Park Associates,
          L.P., is incorporated herein by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the
          Quarter Ended March 31, 1998
 10.29    Master Development and License Agreement, dated September
          30, 1997, between the Registrant and VeriSign, Inc.
          ("VeriSign") is incorporated herein by reference to Exhibit
          10.19 to VeriSign's Registration Statement on Form S-1 (File
          No. 333-40789)
 10.30    Amendment Number One to Master Development and License
          Agreement dated as of December 31, 1998 between the
          Registrant and VeriSign is incorporated herein by reference to Exhibit 10.30 to VeriSign's Registration Statement on
          Form S-1 (File No. 333-70121)
 11       Computation of Income per Common Share

 13       Portions of the Registrant's 1998 Annual Report to
          Stockholders (which is not deemed to be "filed" except to
          the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K)
 21       Subsidiaries of the Registrant
 23       Consent of Deloitte & Touche LLP, Independent Auditors
 27       Financial Data Schedule for the year ended December 31, 1998

---------------

* Management contract or compensatory plan or arrangement filed in response to
  Item 14(a)(3) of the instructions to Form 10-K.

+ Confidential treatment previously granted by the Securities and Exchange
  Commission as to certain portions.

                                                                     SCHEDULE II

              SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                  (IN THOUSANDS)

                                                   BALANCE AT     CHARGED TO                  BALANCE AT
                                                  BEGINNING OF    COSTS AND                     END OF
                                                     PERIOD        EXPENSES     DEDUCTIONS      PERIOD
                                                  ------------    ----------    ----------    ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
For the year ended December 31, 1998............      $852           $122          $264          $710
For the year ended December 31, 1997............       537            349            34           852
For the year ended December 31, 1996............       734            223           420           537

ACCRUED WARRANTY COSTS
For the year ended December 31, 1998............      $105           $ --          $ --          $105
For the year ended December 31, 1997............       105             --            --           105
For the year ended December 31, 1996............      $105           $128          $128          $105

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Security Dynamics Technologies, Inc. and Subsidiaries:

     We have audited the consolidated financial statements of Security Dynamics Technologies, Inc. (the "Company") as of December 31, 1997 and 1998, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated January 27, 1999 (which report expresses an unqualified opinion and includes explanatory paragraphs referring to the restatement of the consolidated financial statements for a pooling of interests in 1998 and a change in the Company's method of accounting for option grants requiring stockholder approval in 1996); such consolidated financial statements and report are included in the 1998 Annual Report to stockholders and are incorporated herein by reference.

     Our audits also included the consolidated financial statement schedule of the Company listed in Item 14 (a) 2. of this Annual Report. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
January 27, 1999