Form 10-Q
period 1999-03-31
SECURITY DYNAMICS TECHNOLOGIES INC /DE/
filed 1999-05-17
CIK 932064

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                 36 CROSBY DRIVE
                                BEDFORD, MA 01730
                    (Address of Principal Executive Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (781) 301-5000

                                 ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

                                 ---------------

     As of April 30, 1999, there were 38,887,042 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


================================================================================

                      SECURITY DYNAMICS TECHNOLOGIES, INC.
                                    FORM 10-Q

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----

PART I        FINANCIAL INFORMATION


Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 1999 and December 31,
              1998.............................................................................     3

              Condensed Consolidated Statements of Income for the three months
              ended March 31, 1999 and 1998....................................................     4

              Condensed Consolidated Statements of Cash Flows for the three months ended
              March 31, 1999 and 1998..........................................................     5

              Notes to Condensed Consolidated Financial Statements.............................     6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations.......................................................................    12

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.......................    21

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings................................................................    22

Item 6.       Exhibits and Reports on Form 8-K.................................................    22

              Signature........................................................................    23

                                       2

                         PART I. FINANCIAL INFORMATION

             SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

ITEM 1.  FINANCIAL STATEMENTS

                                                                                       MARCH 31,     DECEMBER 31,
                                                                                         1999           1998
                                                                                       ---------     ------------

                                                 ASSETS
Current assets:
     Cash and cash equivalents......................................................... $ 97,262      $  33,178
     Marketable securities.............................................................  111,482        125,058
     Accounts receivable (less allowance for doubtful accounts
       of $703 in 1999 and $710 in 1998)...............................................   35,610         36,712
     Inventory.........................................................................    4,790          7,025
     Prepaid expenses and other........................................................    7,665         10,596
     Prepaid income taxes..............................................................       --          3,930
                                                                                        --------      ---------
          Total current assets.........................................................  256,809        216,499
                                                                                        --------      ---------
Property and equipment, net............................................................   30,912         29,568
                                                                                        --------      ---------
Other assets:
     Investments.......................................................................   12,111         14,248
     Deferred taxes...................................................................    19,852         19,285
     Other.............................................................................    1,368          1,255
                                                                                        --------      ---------
          Total other assets...........................................................   33,331         34,788
                                                                                        --------      ---------
Total.................................................................................. $321,052      $ 280,855
                                                                                        ========      =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.................................................................. $  5,211      $   8,169
     Accrued payroll and related benefits..............................................    6,703          9,695
     Accrued expenses and other........................................................    7,455          4,659
     Income taxes payable..............................................................   30,774             --
     Deferred taxes....................................................................    1,878          2,120
     Deferred revenue..................................................................   13,130         10,971
                                                                                        --------      ---------
          Total current liabilities....................................................   65,151         35,614
                                                                                        --------      ---------
Minority interests.....................................................................    2,454          2,521
                                                                                        --------      ---------
Commitments and contingencies: (note 4)
Stockholders' equity:
     Common stock, $.01 par value; authorized 80,000,000 shares;
        issued, 41,774,393 and 41,534,359 shares in 1999 and 1998;
        outstanding, 38,878,884 and 40,475,850 shares in 1999 and 1998.................      418            415
     Additional paid-in capital........................................................  194,722        191,185
     Retained earnings.................................................................  105,292         64,302
     Deferred stock compensation.......................................................      (74)           (74)
     Treasury stock, common, at cost, 2,895,509 shares in 1999 and 1,058,509 1998......  (45,462)       (12,135)
     Accumulated other comprehensive loss..............................................   (1,449)          (973)
                                                                                        --------      ---------
          Total stockholders' equity...................................................  253,447        242,720
                                                                                        --------      ---------
Total.................................................................................. $321,052      $ 280,855
                                                                                        ========      =========

           See notes to condensed consolidated financial statements.

              SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        ---------------------
                                                                          1999         1998
                                                                        --------     --------
Revenue..........................................................       $ 48,672     $ 40,246
Cost of revenue..................................................         11,437        8,616
                                                                        --------     --------
Gross profit.....................................................         37,235       31,630
                                                                        --------     --------
Costs and expenses:
     Research and development....................................          8,229        7,323
     Marketing and selling.......................................         17,943       13,480
     General and administrative..................................          5,933        4,719
     Merger and integration......................................             --        2,600
     Exit costs..................................................          6,550           --
                                                                        --------     --------
          Total..................................................         38,655       28,122
                                                                        --------     --------
Income (loss) from operations....................................         (1,420)       3,508
Interest income and other........................................          2,043        2,410
Gain on sale of VeriSign common stock............................         74,489           --
Equity in loss from operations of equity investment..............           (358)          --
                                                                        --------     --------
Income before provision for income taxes.........................         74,754        5,918
Provision for income taxes.......................................         33,832        3,202
Minority interests...............................................             67          248
                                                                        --------     --------
Net income.......................................................       $ 40,989     $  2,964
                                                                        ========     ========
Basic earnings per share:
     Per share amount............................................       $   1.03     $   0.07
                                                                        ========     ========
     Weighted average shares.....................................         39,737       40,665
                                                                        ========     ========
Diluted earnings per share:
     Per share amount............................................       $   0.97     $   0.07
                                                                        ========     ========
     Weighted average shares.....................................         39,737       40,665
     Effect of dilutive options..................................          2,314        1,486
                                                                        --------     --------
Adjusted weighted average shares.................................         42,051       42,151
                                                                        ========     ========

           See notes to condensed consolidated financial statements.

              SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                              ----------------------
                                                                                                  1999         1998
                                                                                              ----------    --------
Cash flows from operating activities:
     Net income........................................................................       $   40,989    $  2,964
     Adjustments to reconcile net income to net cash provided by operating activities:
       Equity in loss from operations of equity investment.............................              358          --
       Deferred taxes..................................................................             (827)        189
       Depreciation and amortization...................................................            2,453       1,594
       Stock compensation..............................................................              292         295
       Minority interests..............................................................              (67)       (248)
       Increase (decrease) in cash from changes in:
          Accounts receivable..........................................................            1,845         356
          Inventory....................................................................            2,235      (1,880)
          Prepaid expenses and other...................................................            2,914       3,048
          Accounts payable.............................................................           (2,979)     (3,860)
          Accrued payroll and related benefits.........................................           (2,843)     (3,018)
          Accrued expenses and other...................................................            2,341       2,713
          Prepaid and income taxes payable.............................................           34,781       3,068
          Deferred revenue.............................................................            2,180      (2,387)
                                                                                              ----------    ---------
            Net cash provided by operating activities..................................           83,672       2,834
                                                                                              ----------    --------
Cash flows from investing activities:
     Purchases of marketable securities................................................         (326,669)    (95,056)
     Proceeds from sale and maturities of marketable securities........................          265,698      43,331
     Purchases of property and equipment...............................................           (3,758)     (3,346)
     Proceeds from sale of VeriSign common stock.......................................           74,489          --
     Investments.......................................................................            1,679        (709)
                                                                                             -----------  -----------
            Net cash provided by (used for) investing activities.......................           11,439     (55,780)
                                                                                              ----------    ---------
Cash flows from financing activities:
     Proceeds from exercise of stock options and purchase plans........................            3,247       2,104
     Share repurchase program..........................................................          (33,327)         --
                                                                                              ----------    --------
            Net cash provided by (used for) financing activities.......................          (30,080)      2,104
                                                                                              -----------   --------
Effects of exchange rate changes on cash and cash equivalents..........................             (947)        (86)
                                                                                              -----------   --------
     Net increase (decrease) in cash and cash equivalents..............................           64,084     (50,928)
Cash and cash equivalents, beginning of period.........................................           33,178      96,595
                                                                                              ----------    --------
Cash and cash equivalents, end of period...............................................       $   97,262    $ 45,667
                                                                                              ==========    ========

           See notes to condensed consolidated financial statements.

              SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of Security Dynamics Technologies, Inc. (the "Company") and its wholly owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

    The accompanying unaudited condensed consolidated financial statements give retroactive effect to the acquisition of Intrusion Detection, Inc. ("IDI") on March 26, 1998, which was accounted for as a pooling of interests.

    The Company's principal markets for its products are, in order of significance, the United States, Europe, Canada, Asia/Pacific and Latin America.

2.  EARNINGS PER COMMON SHARE

    The Company computes earnings per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share". The Company's only dilutive stock equivalents are stock options.

3.  INCOME TAXES

    The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

    Cash payments for income taxes were approximately $25 and $127 for the three months ended March 31, 1999, and 1998, respectively.

4.  CONTINGENCIES

    On or about December 11, 1998, a purported class action was filed in the United States District Court for the District of Massachusetts on behalf of all purchasers of the Company's Common Stock during the period from and including September 30, 1997 through July 15, 1998: Fitzer v. Security Dynamics Technologies, Inc., Charles R. Stuckey, Jr., D. James Bidzos, Arthur W. Coviello, Jr., John Adams, Marian G. O'Leary and Linda B. Saris, Civil Action No 98-CV-12496-WGY. The plaintiff subsequently dismissed without prejudice the claims against Ms. Saris. The complaint in the action asserts that the defendants misled the investing public concerning demand for the Company's products, the strengths of its technologies, and certain trends in the Company's business. Plaintiffs seek unspecified damages, interest, costs and fees of their attorneys, accountants and experts. No response has been made to the complaint by agreement with the plaintiff. An amended complaint, to which the defendants will respond, has not yet been filed. The Company intends to defend the lawsuit vigorously. Although the amounts claimed may be substantial, the Company cannot predict the ultimate outcome or estimate the potential loss, if any, related to the lawsuit. The Company believes that the disposition of this matter will not have a material adverse effect on the Company's consolidated financial position. However, the adverse resolution of the lawsuit could materially affect the Company's results of operations or liquidity in any one annual or quarterly reporting period.

     On April 6, 1999, the Company announced that it had settled on confidential terms both patent infringement lawsuits against VASCO, including all counterclaims made by VASCO against the Company.

5.  INVESTMENTS

   VeriSign, Inc.

     In January 1998, VeriSign, Inc. ("VeriSign") had an initial public offering of three million shares of its common stock. The VeriSign series A and B convertible preferred stock held by the Company converted to common stock in connection with the offering. The offering diluted the Company's ownership but increased the value of the Company's equity in VeriSign.

     As a result of VeriSign's initial public offering, and in accordance with the equity method of accounting, the Company recognized as a gain the increase in the amount of its investment in VeriSign of $12.0 million, representing its proportionate share of VeriSign's equity as of December 31, 1997, after considering VeriSign's net proceeds from the offering. During 1998, the Company sold 895,500 shares of its VeriSign common stock for a gain of $31.3 million. In January 1999 VeriSign completed a secondary offering of 3.2 million shares of its common stock, including the sale of 1.0 million shares held by the Company. The Company realized a gain of $74.5 million on the sale in January 1999. In the second quarter of 1999, the Company will recognize, as a gain, the increase in the amount of its investment in VeriSign of $12.6 million, representing its proportionate share of VeriSign's net increase in equity from this offering. As of March 31, 1999 the Company owned approximately 2.6 million shares of VeriSign common stock, an approximate ownership percentage of 11%, with a market value of approximately $400.6 million.

     The Company recognizes its proportionate interest in VeriSign's operating results one quarter in arrears. The Company's proportionate share of VeriSign's 1998 fourth quarter net loss was $358. On April 22, 1999, VeriSign announced it had incurred a net loss of $2.0 million for the three months ended March 31, 1999 and at March 31, 1999 had total assets and liabilities of $189.0 million and $26.0 million respectively. A director of the Company serves as Chairman of the Board of VeriSign.

   VPNet Technologies, Inc.

    In December 1996, the Company purchased 250,000 shares of Series B Preferred Stock of VPNet Technologies, Inc. ("VPNet") of San Jose, California, for an aggregate purchase price of $1,500. VPNet was organized to develop and market products and technologies for implementing high-performance virtual private networks. In January 1998, the Company purchased $120 of VPNet 8% convertible debt. The debt is convertible into preferred stock which is convertible into common stock. The Company also received a warrant to purchase VPNet Common Stock. The Company's investment in VPNet represents a minority interest of less than 10% of VPNet's capitalization. A director of the Company serves as a director of VPNet.

   Trintech Group

    In March 1998 the Company purchased, in a non-cash transaction, 482,756 ordinary shares of Trintech Group ("Trintech") valued at $2,000. Trintech is an Irish development company organized to develop and market software products designed to enable secure payment in the electronic marketplace. In June 1998, the Company purchased 500,000 shares of Trintech's Series A Convertible Preferred Shares for $3,000 cash. The Company's investment represents a minority interest of less than 10% of Trintech's capitalization. A director of the Company serves as a director of Trintech.

   nCipher Corporation Limited

    In October 1997, the Company purchased 175,285 Ordinary Shares of nCipher Corporation Limited ("nCipher") for an aggregate purchase price of $512. nCipher is located in the United Kingdom and develops products designed to accelerate cryptographic processes in Internet security, electronic commerce and other applications. In January and July 1998, the Company purchased 93,896 and 563,910 Ordinary Shares of nCipher for aggregate purchase price of $336 and $2,460, respectively. The Company's investment in nCipher represents a minority interest of less than 20% of nCipher's capitalization. A director of the Company serves as a director of nCipher.

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

   Investment Valuation Adjustment

    The Company routinely evaluates the realizable value of its investments using qualitative and quantitative factors including discounted cash flow analysis and liquidation value assessments. Based on these evaluations, the Company reduced investments by $3,600 in December 1998.

6.  EXIT COSTS

     During the first quarter of 1999, the Company commenced and substantially completed consolidation of certain operations in order to promote operational efficiency. The Company incurred costs of $6,550 which consisted of severance costs of $3,800, facility exit costs of $2,000 and legal and other direct costs of completing the consolidation plan of $750. The consolidation involved the termination of 36 employees, as well as placing for sublet, for the remainder of the lease terms, excess facilities in Bedford, Massachusetts, New York, New York, and San Mateo, California. The Company vacated the excess facilities in San Mateo, California and New York, New York during the first quarter of 1999 and plans to vacate the excess facility in Bedford, Massachusetts in June 1999. As of April 30, 1999, an initial sublease agreement had been entered for the San Mateo facility. The Company has engaged real estate brokers to seek sublease tenants for the vacated facilities. Facility exit costs consist primarily of estimated shortfalls of sublease rental income compared to minimum lease payments due under the lease agreements. Costs of approximately $3,100 were accrued and unpaid at March 31, 1999 and consisted of facility exit costs of $2,000, termination benefits of $600, payable through the first quarter of 2000, and legal and other direct costs related to the consolidation of $500, payable in the second quarter of 1999.

 7.  COMPREHENSIVE INCOME

     The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" effective January 1, 1998. For the three months ended March 31, 1999 and 1998, comprehensive income was:


                                                                               THREE MONTHS
                                                                                 ENDED
                                                                                MARCH 31,
                                                                          --------------------
                                                                            1999        1998
                                                                          --------    --------
Net income ............................................................   $ 40,989    $  2,964
Other comprehensive income, net of tax:
     Unrealized holding loss on securities arising during period               (17)       (102)
     Foreign currency translation adjustments .........................     (1,432)       (173)
                                                                          --------    --------
Comprehensive income ..................................................   $ 39,540    $  2,689
                                                                          ========    ========

Accumulated other comprehensive income consists of the following:

                                                                                               UNREALIZED
                                                                                    FOREIGN      HOLDING    ACCUMULATED
                                                                                   CURRENCY      (LOSS)        OTHER
                                                                                  TRANSLATION    GAIN ON   COMPREHENSIVE
                                                                                  ADJUSTMENTS  SECURITIES     INCOME
                                                                                 ------------  ----------  -------------
Balance, December 31, 1998.................................................        $ (1,175)     $  202      $   (973)
Period change..............................................................            (257)       (219)         (476)
                                                                                   --------      ------      --------
Balance, March 31, 1999....................................................        $ (1,432)     $  (17)     $ (1,449)
                                                                                   =========     =======     ========

     Unrealized holding losses were $365 and $170 for the three months ended March 31, 1999 and 1998, respectively, and net of related tax benefits were $219 and $102, respectively.

8. STOCKHOLDERS' EQUITY

   Common Stock

     On January 27, 1999, the Board of Directors adopted, and on May 5, 1999 the stockholders approved, an amendment to the Company's Third Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock available for issuance from 80,000,000 to 150,000,000 shares.

   1994 Stock Option Plan

     On January 27, 1999, the Board of Directors adopted, and on May 5, 1999 the stockholders approved, amendments to the 1994 Stock Option Plan, as amended (the "1998 Restatement") which, among other things, increased the aggregate number of shares of Common Stock authorized for issuance thereunder from 9,570,000 to 11,570,000 shares.

   1994 Director Stock Option Plan

     On January 27, 1999, the Board of Directors adopted, and on May 5, 1999, the stockholders approved, an amendment to the 1994 Director Stock Option Plan increasing the number of shares of Common Stock authorized for issuance thereunder from 300,000 to 500,000 shares.

SHARE REPURCHASE PROGRAM

     On October 12, 1998, the Company announced that its Board of Directors had authorized the Company to repurchase up to four million shares of its Common Stock during the 12-month period ending October 11, 1999. The timing and amount of shares repurchased will be determined by the Company's management based on its evaluation of market and economic conditions. Repurchased shares will be used for the Company's stock option plans, employee stock purchase plan and other stock benefit plans, and for general corporate purposes. As of March 31, 1999 and April 30, 1999, the Company had purchased 2,895,000 and 2,940,000 shares, respectively, of its Common Stock for an aggregate purchase price of $45,462 and $46,264, respectively.

9.  SEGMENTS

    The following is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes new standards for defining and disclosing information about a company's business segments and requires a company to define its segments along its internal structure and reporting methodology. The Company has identified only one distinct and reportable segment that meets the criteria established under SFAS No. 131: Enterprise network and data security solutions. The segment generates revenue from two distinct product lines: Enterprise solutions (which includes sales of SecurID tokens, licensing of ACE/Server, Keon (formerly known as BoKS), Kane Security Analyst and Kane Security Monitor, RSA SecurPC software and maintenance and professional services) and OEM solutions (which includes licensing of BSAFE, TIPEM, SSL encryption engines, protocol products and maintenance and professional services). The Company's chief operating decision makers (determined to be the Chief Executive Officer and the President) and the Board of Directors do not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company's consolidated operations and operating results.

    The Company's operations are conducted throughout the world. Operations in the United States represent individually more than 10% of revenues or income from operations. The Company's operations in other countries are individually insignificant and have been included in "Rest of world" below. The following table presents information about the Company's operating segments:


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                    -----------------------
PRODUCTS AND SERVICES                                 1999         1998
---------------------                               --------     ----------
    Enterprise solutions                            $ 36,218      $  31,983
    OEM solutions                                     12,454          8,263
                                                    --------      ---------
         Total                                      $ 48,672      $  40,246
                                                    ========      =========



GEOGRAPHIC AREAS

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                    ----------------------
REVENUES                                              1999         1998
---------                                           --------      --------
   United States                                    $ 34,804      $ 29,785
   Rest of world                                      13,868        10,461
                                                    ========      ========
         Total                                      $ 48,672      $ 40,246
                                                    ========      ========

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

    The Company is a leading provider of enterprise network and data security solutions to corporate end users ("Enterprise") and to original equipment manufacturer ("OEM") customers. The Company was founded in 1984, began shipping its SecurID tokens and Access Control Module ("ACM") hardware products in 1986, and introduced its first ACM software products for minicomputers and mainframe computers in 1988. Prior to 1986, the Company was primarily engaged in research and development activities. In December 1991, the Company introduced its ACE/Server software products for enterprise information protection using client/server architecture. The Company believes that its growth has historically been driven by the emergence of local and wide-area networks and a corresponding increase in users with direct access to core enterprise systems and confidential data. The Company also believes that the number of users with such direct access is increasing because of the growth of the Internet and corporate intranets and extranets.

    The Company's revenue is derived primarily from two distinct product lines:
Enterprise solutions (which includes sales of SecurID tokens, licensing of ACE/Server, Keon (formerly known as BoKS), Kane Security Analyst and Kane Security Monitor, RSA SecurPC software and maintenance and professional services) and OEM solutions (which includes licensing of BSAFE, TIPEM, SSL encryption engines, protocol products and maintenance and professional services). Sales to existing customers typically include sales of SecurID tokens and ACE/Server software for use by different branches or divisions, sales of replacement tokens (which are programmed at the request of the customer to operate for a fixed period of up to four years) and sales of additional tokens for use by vendors, suppliers, customers and clients of the Company's customers. Sales to existing ACE/Server and Keon customers are typically associated with an increase in the number of users authorized under a license, and the sales of additional functionality that can be added to the customer installation. ACE/Server, Keon, Kane Security Analyst and Kane Security Monitor software license fees are typically based on the number of users authorized under a license. Sales to existing customers also include revenue associated with amendments to encryption engine and patent licensing agreements, usually in order to accommodate licensing of new software or technology to the customer, to increase the field of use rights of the customer, or both. Encryption engine and protocol software licensing terms vary by product, and are typically composed of both initial fees plus ongoing royalties paid as a percentage of the OEM's product or service revenues. Sales of ACM hardware and software products have been decreasing relative to sales of ACE/Server software for several years due to increased emphasis by the Company on sales to customers with larger security needs better met by client/server software solutions such as ACE/Sever software. The Company believes that this trend will continue.

    The Company's direct sales to customers in countries outside of the United States are denominated in the local currency. As a result, fluctuations in currency exchange rates could affect the profitability in U.S. dollars of the Company's products sold in these markets. See Note 9 of Notes to the Company's Condensed Consolidated Financial Statements. The Company's sales through indirect distribution channels are generally denominated in U.S. dollars.

    The Company's cost of revenue consists primarily of costs associated with the manufacture and delivery of SecurID tokens and hardware products. The Company utilizes assembly contractors for most manufacturing. Cost of revenue also includes royalty fees incurred on the sale of ACE/Server software, royalty fees payable on the licensing of patent technology and royalties payable under certain OEM agreements. Cost of revenue includes customer support costs and production costs, which include labor costs associated with the programming of SecurID tokens, inspection and quality control functions and shipping costs. In the future, gross profit may be affected by several factors, including changes in product mix and distribution channels, price reductions (resulting from volume discounts or otherwise), competition, changes in the cost of revenue (including any software license fees or royalties payable by the Company) and other factors.

    Operating expenses are incurred for research and development, marketing and selling and general and administrative activities. Research and development expenses consist primarily of personnel expenses as well as fees for development services provided by consultants. From time to time the Company has also purchased, and expensed, research and development technology. Marketing and selling expenses consist primarily of personnel expenses, commissions and travel expenses of direct sales and marketing personnel and marketing program expenses. General and administrative expenses consist primarily of personnel expenses for administration, finance, human resources, general management and legal and accounting fees.

    Interest and other income consists primarily of interest earned on the Company's cash balances and marketable securities.

RESULTS OF OPERATIONS

    The following table sets forth income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items, for the three months ended March 31, 1999 and 1998.



                                                                   PERCENTAGE OF      PERIOD-TO-
                                                                       TOTAL           PERIOD
                                                                      REVENUE          CHANGE
                                                                 ------------------   ---------
                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                 ------------------------------
                                                                  1999        1998
                                                                 ------      ------

Revenue.................................................         100.0%      100.0%        20.9%
Cost of revenue.........................................          23.5        21.4         32.7
                                                                 -----       -----      -------
Gross profit............................................          76.5        78.6         17.7
                                                                 -----       -----      -------
Costs and expenses:
  Research and development..............................          16.9        18.2         12.4
  Marketing and selling.................................          36.9        33.5         33.1
  General and administrative............................          12.2        11.7         25.7
  Merger and integration................................            --         6.5       (100.0)
  Exit costs............................................          13.4          --        100.0
                                                                 -----       -----      -------
         Total..........................................          79.4        69.9         37.5
                                                                 -----       -----      -------
Income (loss) from operations...........................          (2.9)        8.7       (140.5)
Interest income and other...............................           4.2         6.0        (15.2)
Gain on sale of VeriSign common stock...................         153.0          --        100.0
Equity in loss from operations of equity investment.....          (0.7)         --       (100.0)
                                                                 -----       -----      -------
Income before provision for income taxes................         153.6        14.7      1,163.2
Provision for income taxes..............................          69.5         8.0        956.6
Minority interests......................................           0.1          .6        (73.0)
                                                                 -----       -----      -------
Net income..............................................          84.2%        7.3%      1282.9%
                                                                 =====       =====      =======

REVENUE

    Total revenue increased 20.9% in the first quarter of 1999 to $48,672 from $40,246 in the first quarter of 1998. Approximately 50% of the increase in revenue was attributable to increased sales from the Enterprise product line, primarily SecurID tokens and licensing of Ace/Server software. The remaining 50% of the increase in revenue was attributable to increased sales from the OEM product line, primarily licensing of BSAFE cryptography products.

    International revenue (outside of the United States) increased 32.6% in the first quarter of 1999 to $13,868 from $10,461 in the first quarter of 1998. International revenue accounted for 28.5% and 26.0% of total revenue in the first quarters of 1999 and 1998, respectively. The increases in international revenue was primarily attributable to the continuing expansion of the Company's international sales force and increased market penetration of the Company's products in foreign markets.

COST OF REVENUE AND GROSS PROFIT

    The Company's gross profit increased 17.7% in the first quarter of 1999 to $37,235 from $31,630 in the first quarter of 1998. Gross profit as a percentage of revenue declined in the first quarter of 1999 to 76.5% from 78.6% of revenues in the first quarter of 1998. The percentage decline in the first quarter of 1999 was attributable to a higher proportion of lower margin products and services in the Enterprise product line as compared to the first quarter of 1998.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased 12.4% in the first quarter of 1999 to $8,229 from $7,323 in the first quarter of 1998. Research and development expenses decreased as a percentage of revenue to 16.9% in the first quarter, from 18.2% in the first quarter of 1998. The majority of the increase in research and development expenses resulted from increased payroll and overhead expenses associated with the employment of additional staff. During the first quarter of 1998, the Company purchased and recorded as purchased research and development expense certain technology from a third party for $210.

MARKETING AND SELLING

    Marketing and selling expenses increased 33.1% in the first quarter of 1999 to $17,943 from $13,480 in the first quarter of 1998. Marketing and selling expenses increased as a percentage of revenue to 36.9% in the first quarter of 1999 from 33.5% in the first quarter of 1998. Approximately 56% of the increase in marketing and selling expenses during the first quarter of 1999 resulted from an increase in payroll and overhead costs associated with the employment of additional staff and approximately 37% of the increase was attributable to increased sales commissions. Sales commissions increased due to increased revenues as well as the employment of additional staff. The remainder of the increase in marketing and selling expenses resulted primarily from increased marketing program costs.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses increased 25.7% in the first quarter of 1999 to $5,933, from $4,719 in the first quarter of 1998. General and administrative expenses increased as a percentage of revenue to 12.2% in the first quarter of 1999 from 11.7% in the first quarter of 1998. Approximately 51% of the increase in general and administrative expenses was due to an increase in legal expenses associated with patent infringement lawsuits and approximately 21% of the increase in general and administrative expenses was due to increased professional fees. The remainder of the increase in general and administrative expenses resulted primarily from increased payroll and overhead costs.

MERGER AND INTEGRATION EXPENSE

     Merger and integration expenses, consisting of legal, accounting, investment banking and other expenses, incurred in connection with the acquisition of IDI were $2,600 in the first quarter of 1998.

EXIT COSTS

    During the first quarter of 1999, the Company commenced and substantially completed consolidation of certain operations in order to promote operational efficiency. The Company incurred costs, primarily severance and facility exit costs, of $6,550 in connection with this effort. See Note 6 of Notes to Condensed Consolidated Financial Statements.

INTEREST INCOME AND OTHER

    Interest income decreased 15.2% in the first quarter of 1999 to $2,043 from $2,410 in the first quarter of 1998 primarily due to movement of a portion of the Company's marketable securities portfolio from taxable investments to tax exempt obligations.

GAIN ON SALE OF VERISIGN COMMON STOCK

    During the first quarter of 1999, the Company sold 1,000,000 shares of its VeriSign common stock for a gain of $74,489. See Note 5 of Notes to Condensed Consolidated Financial Statements.

EQUITY IN LOSS FROM OPERATIONS OF EQUITY INVESTMENT

    The Company recognizes its proportionate interest in VeriSign's operating results one quarter in arrears. The Company's proportionate share of VeriSign's 1998 fourth quarter loss was $358. See Note 5 of Notes to Condensed Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

     The provision for income taxes increased to $33,832 during the first quarter of 1999 from $3,202 in the first quarter of 1998, primarily due to higher income subject to taxation. The Company's effective tax rates were 45.3% for the first quarter of 1999 compared to 54.1% for the first quarter of 1998. The effective tax rate for the first quarter of 1999 decreased compared to the effective tax rate for the first quarter of 1998 primarily due to benefits resulting from the Company's investment strategies which include the migration of the marketable securities portfolio from taxable investments to tax exempt obligations. In addition, the Company's first quarter of 1998 tax rate also reflected non-deductible expenses associated with the acquisition of IDI.

MINORITY INTERESTS

     An aggregate of 26% interest of the Company's RSA Japan subsidiary is held by minority interest shareholders. Minority interests in the subsidiary's net loss was $67 during the first quarter of 1999 and $248 in the first quarter of 1998.

NET INCOME

     As a result of the above factors, net income in the first quarter of 1999 increased to $40,989 or 84.2% of revenue from $2,964 or 7.3% of revenue in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

   Liquidity

    At March 31, 1999, the Company had cash, cash equivalents and marketable securities of $208,744 and working capital of $191,658. The Company has historically funded its operations primarily from cash generated from its operating activities. The Company believes that working capital will be sufficient to meet its anticipated cash requirements through at least 2001.

   Mergers and Acquisitions

    On March 26, 1998 the Company issued approximately 784,000 shares of Common Stock in exchange for all of IDI's outstanding common stock in an acquisition accounted for as a pooling of interests. Investment banks, professional fees and other direct expenses incurred in connection with the acquisition were approximately $2,600.

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

   Sales of Common Stock

    The Company generated $2,050 of cash from employees exercising stock options and employee stock purchase plan purchases during the first three months of 1999.

   Strategic Investments

    VeriSign, Inc.

    In January 1998, VeriSign had an initial public offering of three million shares of its common stock. The VeriSign series A and B convertible preferred stock held by the Company converted to common stock in connection with the offering. The offering diluted the Company's ownership but increased the value of the Company's equity in VeriSign.

     As a result of VeriSign's initial public offering, in accordance with the equity method of accounting, the Company recognized as a gain the increase in the amount of its investment in VeriSign of $12.0 million, representing its proportionate share of VeriSign's equity as of December 31, 1997, after considering VeriSign's net proceeds from the offering. The Company sold 895,500 shares of its VeriSign common stock for a gain of $31.3 million in 1998. In January 1999 VeriSign completed a secondary offering of 3.2 million shares of its common stock, including the sale of 1.0 million shares held by the Company. The Company realized a gain of $74.5 million on the sale in January 1999. In the second quarter of 1999, the Company will recognize, as a gain, the increase in the amount of its investment in VeriSign of $12.6 million, representing its proportionate share of VeriSign's net increase in equity from this offering. As of March 31, 1999 the Company owned approximately 2.6 million shares of VeriSign common stock, an approximate ownership percentage of 11%, with a market value of approximately $400.6 million.

    The Company recognizes its proportionate interest in VeriSign's operating results one quarter in arrears. The Company's proportionate share of VeriSign's 1998 fourth quarter net loss was $358. On April 22, 1999, VeriSign announced it had incurred a net loss of $2.0 million for the three months ended March 31, 1999 and as of March 31, 1999 had total assets and liabilities of $189.0 million and $26.0 million respectively. A director of the Company serves as Chairman of the Board of VeriSign.

    VPNet Technologies, Inc.

    In December 1996, the Company purchased 250,000 shares of Series B Preferred Stock of VPNet of San Jose, California, for an aggregate purchase price of $1,500. VPNet was organized to develop and market products and technologies for implementing high-performance virtual private networks. In January 1998, the Company purchased $120 of VPNet 8% convertible debt. The debt is convertible into preferred stock which, is convertible into common stock. The Company also received a warrant to purchase VPNet common stock. The Company's investment in VPNet represents a minority interest of less than 10% of VPNet's capitalization. A director of the Company serves as a director of VPNet.

    Trintech Group

    In March 1998 the Company purchased, in a non-cash transaction, 482,756 ordinary shares of Trintech Group ("Trintech") valued at $2,000. Trintech Group is an Irish development company organized to develop and market software products designed to enable secure payment in the electronic marketplace. In June 1998 the Company purchased an additional 500,000 shares of Trintech's Series A Convertible Preferred Shares for $3,000 cash. The Company's investment represents a minority interest of less than 10% of Trintech's capitalization. A director of the Company serves as a director of Trintech.

    nCipher Corporation Limited

    In October 1997, the Company purchased 175,285 Ordinary Shares of nCipher for an aggregated purchase price of $512. nCipher is located in the United Kingdom and develops products designed to accelerate cryptographic processes in Internet security, electronic commerce and other applications. In January and July 1998, the Company purchased 93,896 and 563,910 Ordinary Shares of nCipher for aggregate purchase prices of $336 and $2,460, respectively. The Company's investment in nCipher represents a minority interest of less than 20% of nCipher's capitalization. A director of the Company serves as a director of nCipher.

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

   Investment Valuation Adjustment

    The Company routinely evaluates the realizable value of its investments using qualitative and quantitative factors including discounted cash flow analysis and liquidation value assessments. Based on these evaluations the Company reduced investments by $3,600 in December 1998.

   Capital Expenditures

    The Company's capital expenditures during the first three months of 1999 were $3,758, related to additional leasehold improvements, office furniture and equipment, as well as computer equipment for product development, testing and support to accommodate the Company's continued growth. During the fourth quarter of 1997, the Company commenced implementation of an information system which is designed to better meet the Company's growing worldwide information and business process needs. The system, which is represented by the manufacturer to be Year 2000 compliant, became operational in October 1998. See "Year 2000 Issues". The Company incurred costs of approximately $5,300 in connection with the implementation of the system, of which $500 was spent in the first quarter of 1999. The Company does not anticipate any additional spending of significant amounts on the system, as well as remediation of Year 2000 issues relating to systems for the remainder of 1999.

   Leasing Expenditures

    The Company's principal administrative, sales and marketing, research and development and support facilities are located in Bedford, Massachusetts under non-cancelable ten year leases expiring in August 2008. The facilities aggregate approximately 183,000 square feet of office space, and the annual base rents aggregate approximately $3,000 including certain operating expenses. The Company also leases facilities for research and development and sales and marketing in San Mateo, California under non-cancelable ten-year leases expiring in 2008. The facilities aggregate approximately 58,000 square feet of office space, and the annual base rents aggregate approximately $2,000 including certain operating expenses. Annual rent escalation provisions for all of theses leases are based on the Consumer Price Index. The Company also leases facilities for administration, field sales and customer support throughout the United States, Canada, Asia, Japan and Europe at annual base rents aggregating approximately $1,400.

    In connection with the consolidation of certain operations that commenced in January 1999, the Company sublet approximately 10,000 square feet of its San Mateo, California facility and is actively seeking to sublet approximately 40,000 square feet of facilities at various locations. The successful sublet of all of these facilities will reduce the Company's annual rental payment obligations by approximately $100 per month. See Note 6 of Notes to Condensed Consolidated Financial Statements.

   Certain Agreements

    The Company has an agreement with Progress Software Corporation ("Progress Software") for the right to use certain of its software to enhance the functionality of the Company's ACE/Server and Keon software. The agreement has been amended several times. In order to obtain favorable pricing, the Company has, from time to time, prepaid Progress Software royalties due under the agreement. In 1998 the Company prepaid an aggregate of $6,000 in three installments. The prepaid royalty is recorded as a component of cost of sales as the related products are sold. Un-amortized prepaid royalties were $4,000 at March 31, 1999.

    During September 1998, the Company entered into Employment Agreements with substantially all of the Company's management team, including most of the Company's executive officers. The Board of Directors determined that such Employment Agreements were necessary to effectively incent and retain key management team members in a competitive employment marketplace. The Employment Agreements generally provide for minimum annual salaries aggregating $1,900 and, among other things, that during the period commencing on September 1, 1998 and ending on March 1, 2000, the Company may terminate the employee only for nonperformance of his or her duties, or for cause, subject to criteria and definitions set forth therein.

    In December 1998, the Company amended its Development Agreement with VeriSign (the "Amendment") to appoint the Company the exclusive distributor of VeriSign's certificate authority software. The Amendment provides, among other things, that each year during the first five years following the date of the Amendment, the Company may elect to retain its exclusive status, subject to payment by the Company of certain prepaid license fees each year during that five year period. In addition to $500 paid at the execution of the agreement, prepaid license fees are due in minimum quarterly installments and aggregate $1,100 in 1999, of which $250 was paid in March 1999, $2,300 in 2000, $3,000 in
2001, $4,000 in 2002, and $4,000 in 2003.

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

   Share Repurchase Program

    On October 12, 1998 the Company announced that its Board of Directors had authorized the Company to repurchase up to four million shares of its Common Stock during the 12-month period ending October 11, 1999. The timing and amount of shares repurchased will be determined by the Company's management based on its evaluation of market and economic conditions. Repurchased shares will be used for the Company's stock option plans, employee stock purchase plan and other stock benefit plans, and for general corporate purposes. As of March 31, 1999 and April 30, 1999, the Company had repurchased 2,895,509 and 2,940,000 shares, respectively, of its Common Stock, for an aggregate purchase price of $45,462 and $46,264, respectively.

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

   State of Readiness

    Company Products

    The Company has implemented a testing program to ensure that its products continue to operate after December 31, 1999. The testing program has been completed for the most recent versions of all of the Company's software products, and the Company is in the process of testing prior versions of certain of the Company's ACE/Server software products and the Company's ACE/Sentry hardware product. The Company does not expect to implement a test plan for the Company's ACM 100, 400 or 1600 hardware products.

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

    The Company's SecurID Tokens are Year 2000 Ready. Assuming that a customer is utilizing the Company's software products in conjunction with a Year 2000 Ready operating system, then the Company's most recent software releases, ACE/Server v3.3, Kane Security Analyst v4.5, Kane Security Monitor v3.2, Keon Security Server v4, Keon Desktop v4, Keon Agents v4, Keon Agent SDK, Keon UNIX Platform Security v4, (Keon software products were formerly known as BoKS), SoftID, RSA SecurPC, BSAFE-Crypto-C, BSAFECrypto-J, BSAFE Cert-C, BSAFE SSL-C and BSAFE SSL-J, are Year 2000 Ready. Certain prior versions of the Company's software products, as well as the Company's ACE/Sentry, ACM 100, 400 and 1600 hardware products, are not fully Year 2000 Ready, and customers have been informed of the status of the Company's products in the ordinary course of business. In certain circumstances, the Company may make available to customers who have implemented prior releases of the Company's software products software patches to make the products Year 2000 Ready. The Company is currently seeking to obtain written representations from third-party vendors of software contained in the Company's ACE/Server and Kane software products that such components are Year 2000 Ready.

    While the Company has created and implemented what it believes to be an effective Year 2000 Readiness testing program for its products, the Company's products may contain undetected errors or defects associated with Year 2000 date functions. Such errors or defects in the Company's products could result in delay or loss of revenue and diversion of development resources, which might materially adversely affect the Company's business, financial condition or results of operations.

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

    The Year 2000 compliance plan is divided into the following phases: (1) the Inventory Phase, in which the Company identifies all products and systems which are created or used by the Company in the course of its operations; (2) the Analysis Phase, in which the Company determines what, if any, Year 2000 Readiness issues may exist with respect to any product or system; (3) the Solution Development Phase, in which the Company designs and/or obtains from third-party vendors methods to correct any Year 2000 Readiness issues which were identified in the prior phase; and (4) the Implementation Phase, in which the Company deploys solutions for the identified problems.

    The Company's Year 2000 task force has substantially completed the Inventory and Analysis Phases for all of the Company's IT and non-IT systems. The task force has commenced the Solution Development and Implementation Phases for all of the Company's systems. The Company expects the project to be substantially completed by June 30, 1999 for the Company's significant business databases and systems, and by September 30, 1999 for the Company's secondary business systems.

    The Year 2000 task force has identified certain IT systems licensed by the Company's Customer Support and Engineering groups that must be upgraded in order to make the systems Year 2000 Ready. In each case, the Company has purchased maintenance and support from those application vendors, and expects to receive upgrades from the vendors at no additional cost. With respect to certain other business applications and systems licensed by the Company from third parties (including but not limited to the Company's PBX and the Company's management information system installed in 1998), the Company is relying on those licensors' written representations that the applications are Year 2000 Ready.

    Costs to Address Year 2000 Issues

    The Company anticipates that it will incur direct costs to modify or replace existing systems used by the Company in the operation of its business to ensure that all systems will become Year 2000 Ready. Except for the implementation of the worldwide management information system described above, the Company believes that total amounts spent by it to date and which it expects to spend during 1999 addressing this issue are not material. See "Capital Expenditures."

    In addition, the Company has spent substantial time and effort testing and evaluating its own products to determine Year 2000 Readiness of those products. In the case of prior product releases which are not Year 2000 Ready, the Company expects to devote internal engineering and customer support resources to resolving issues for existing customers of those products. This effort may result in a longer development cycle for new Company products.

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

    In addition, the Company has made representations and warranties, both in contracts and in written communications, to certain of its customers regarding the Year 2000 Readiness of its products. The Company has reviewed all of those representations to determine the accuracy of those statements, given the ongoing Year 2000 testing of the Company's products. The Company has determined that it made Year 2000 Readiness representations in fewer than 10% of its customer contracts; many of those customers have requested, and received, Year 2000 Ready versions of the Company products. The cost of compliance with these representations and warranties has not been and is not expected to be material.

    In the event that any contractual representation made by the Company regarding Year 2000 Readiness is not accurate, the Company will seek to upgrade the affected customer to the Company's current, Year 2000 Ready, version of the product(s) being used by that customer. In the event any affected customer chooses not to upgrade to the most recent versions of the Company's products, the Company will seek to amend the affected license agreement to address the error. In the event that the Company: (i) has made a materially inaccurate statement regarding Year 2000 Readiness of its products, and (ii) is not able to amend the contract to address the error, the Company may face the risk of one or more lawsuits from its customers alleging breach of representation.

    Contingency Plans

    As described above, the Company has identified potential vulnerabilities associated with the change of the century, both in its own product offerings and in the systems utilized by the Company in the ordinary course of business. The Company is devoting resources to resolving the issues inherent in its own product offerings, as well as working with providers of systems to the Company to ensure that business is not substantially interrupted as a result of the date change. However, given the possibility of system failure as a result of the century change, the Company is currently in the process of formulating one or more contingency plans. The Company anticipates implementing contingency plans on or before June 30, 1999. The foregoing shall be considered a Year 2000 readiness disclosure to the maximum extent allowed under the Year 2000 Information and Readiness Disclosure Act.

    Conversion to Euro

    Certain of the common member countries of the European Union have agreed to adopt a new currency, the Euro, as their legal currency. On January 1, 1999, the countries established fixed conversion rates between their existing currencies and the Euro. The Company's systems are configured to process Euro denominated transactions. The Company does not believe the Euro will have a significant effect on its business, financial position, cash flows or the results of its operations.

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

    The Company's success is dependent on the success of its Keon product line, which is a family of enterprise security solutions being developed by the Company that would enable organizations to support and manage the growing use of public and private keys, digital signatures and digital certificates for verifying user identities and establishing information access privileges for such users in an enterprise. The success of the Keon software is dependent on a number of factors, including without limitation delays in product development, undetected software errors or bugs, competitive pressures, technical difficulties, market acceptance of new technologies, including without limitation the use and implementation of various certificate management and key management technologies, changes in customer requirements and government regulations, delays in developing strategic partnerships and general economic conditions.

    The Company's success is highly dependent on its ability to enhance its existing products and to develop and introduce new products in a timely manner. If the Company were to fail to introduce new products on a timely basis, the Company's operating results could be adversely affected. To date, substantially all of the Company's revenues have been attributable to sales of its enterprise network and data security products. Existing and new versions of such products are expected to continue to represent a high percentage of the Company's revenue for the foreseeable future. As a result, any factor adversely affecting sales of these products and services could have a materially adverse effect on the Company's financial condition and results of operations.

    Certain components of the Company's products are currently purchased from single or limited sources and any interruption in the supply of such components could adversely affect the Company's operating results.

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

     Exports of RSA's encryption products, or third-party products bundled with RSA encryption technology, are expected to continue to be restricted by the United States and various foreign governments. Exports of commercial encryption products are regulated by the Export Administration Regulations of the U.S. Commerce Department, while exports of encryption products designed or adapted for military use require export licenses under the International Traffic in Arms Regulations of the U.S. State Department. Until recently, the U.S. government generally prohibited exports of encryption products with key lengths of greater than 40 bits. Under new regulations issued in 1996 and 1998, commercial encryptions products with key lengths of up to 56 bits may be widely exported after a one-time technical review by the U.S. Commerce Department. "Key recovery" encryption products which enable authorized law enforcement agencies to obtain readable text without the knowledge or cooperation of the end-user may be exported, regardless of key length, after a one-time technical review. Certain non-recovery products of any key length are eligible for export to limited classes of end-users in certain countries, following a one-time technical review and subject to various post-shipment reporting requirements; eligible recipients include subsidiaries of U.S. companies, banks and financial institutions, health and medical organizations, and online merchants. Other non-recovery encryption products may be exported to other countries and end-users under special Encryption Licensing Agreements or individual export licenses which may be issued at the discretion of the U.S. Commerce Department. These regulations may be modified at any time, and there can be no assurance that RSA will be authorized to export encryption products from the United States in the future. As a result, RSA may be at a disadvantage in competing for international sales compared to companies located outside the United States that are not subject to such restrictions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market Risk

    The Company does not use derivative financial instruments. The Company generally places its marketable security investments in high credit quality instruments, primarily U.S. Government and Federal Agency obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of ten years or less. The Company does not expect any material loss from its marketable security investments and therefore believes that its potential interest rate exposure is not material. The Company also makes strategic equity investments determined by the Board of Directors to be strategically synergistic to the Company. The Company routinely evaluates the realizable value of these investments using qualitative and quantitative factors including discounted cash flow analysis and liquidation value assessments. Based on these evaluations the Company reduced investments by $3.6 million in December 1998.

    The Company invoices customers primarily in U.S. Dollars and in local currency in those countries in which the Company has branch and subsidiary operations. The Company is exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. The Company does not enter into foreign currency hedge transactions. Through
March 31, 1999, foreign currency fluctuations have not had a material impact on the Company's financial position or results of operation, and therefore the Company believes that its potential foreign currency exchange rate exposure is not material.

    The forgoing risk management discussion and the effects thereof are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in global financial markets. The analytical methods used by the Company to assess and mitigate risk discussed above should not be considered projections of future events or losses.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On or about December 11, 1998, a purported class action was filed in the United States District Court for the District of Massachusetts on behalf of all purchasers of the Company's Common Stock during the period from and including September 30, 1997 through July 15, 1998: Fitzer v. Security Dynamics Technologies, Inc., Charles R. Stuckey, Jr., D. James Bidzos, Arthur W. Coviello, Jr., John Adams, Marian G. O'Leary and Linda B. Saris, Civil Action No. 98-CV-12496-WGY. The plaintiff subsequently dismissed without prejudice the claims against Ms. Saris. The complaint in the action asserts that the defendants misled the investing public concerning demand for the Company's products, the strength of its technologies, and certain trends in the Company's business. Plaintiffs seek unspecified damages, interest, costs and fees of their attorneys, accountant and experts. No response has been made to the complaint by agreement with the plaintiff. An amended complaint, to which the defendants will respond, has not yet been filed. The Company intends to defend the lawsuit vigorously. Although the amounts claimed may be substantial, the Company cannot predict the ultimate outcome or estimate the potential loss, if any, related to the lawsuit. The Company believes that the disposition of this matter will not have a material adverse effect on the Company's consolidated financial position. However, the adverse resolution of the lawsuit could materially affect the Company's results of operations or liquidity in any one annual or quarterly reporting period.

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

    On January 6, 1999, the Company commenced litigation in a patent infringement lawsuit filed in the United States District Court for the District of Massachusetts against VASCO. The suit alleges that VASCO's RSA cards and RSA chips products infringe the RSA patent. The Company seeks monetary damages for such infringement and injunctive relief. In connection with this litigation, VASCO has filed counterclaims against the Company seeking a declaratory judgement of non-infringement and invalidation of the patent at issue, and alleging that the Company's suit against VASCO represents a violation of antitrust laws.

    On April 6, 1999, the Company announced that it had settled on confidential terms both patent infringement lawsuits against VASCO, including all counterclaims made by VASCO against the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of or are included in this Quarterly Report on Form 10-Q.

(b) REPORTS ON FORM 8-K:

    On February 1, 1999, the Company filed a Current Report on Form 8-K, dated January 28, 1999, to report under Item 5 (Other Events), among other things, the Company's financial results for the fourth quarter and year ended December 31, 1998. No financial statements were required to be filed with such report.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SECURITY DYNAMICS TECHNOLOGIES, INC.

                                              /s/ MARIAN G. O'LEARY
                                    --------------------------------------------
                                               Marian G. O'Leary
                                          Senior Vice President, Finance,
                                        Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

Dated:  May 17, 1999

                                  EXHIBIT INDEX


 ITEM                               DESCRIPTION
-----                               -----------

 10.1 Amendment No. 1 to amended and Restated Employment Agreement, dated as of March 4, 1999, by and between the Registrant and Charles R. Stuckey, Jr.

 10.2 Agreement and Release, dated as of February 18, 1999, by and between the Registrant and D. James Bidzos

 10.3 Consulting Agreement, dated as of February 18, 1999, by and between the Registrant and D. James Bidzos

 10.4 Transition Agreement and Release, dated as of January 22, 1999, by and between the Registrant and Albert E. Sisto

 10.5 1994 Stock Option Plan, as amended - 1998 Restatement, as amended, is incorporated herein by reference to Appendix A to the Registrant's Preliminary Schedule 14A filed March 5, 1999 (File
             No. 000-25120)

10.6 1994 Director Stock Option Plan, as amended, is incorporated herein by reference to Appendix B to the Registrant's Preliminary
             Schedule 14A filed March 5, 1999 (File No. 000-25120)

11           Computation of Income Per Common and Common Equivalent Share.

27           Financial Data Schedule.