Form 10-Q
period 1999-06-30
SECURITY DYNAMICS TECHNOLOGIES INC /DE/
filed 1999-08-16
CIK 932064

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-25120

                      SECURITY DYNAMICS TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

           DELAWARE                                          04-2916506
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

                                 36 CROSBY DRIVE
                                BEDFORD, MA 01730
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (781) 301-5000

                                 ---------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

                                 ---------------

     As of July 31, 1999, there were 38,864,440 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

================================================================================

                      SECURITY DYNAMICS TECHNOLOGIES, INC.
                                    FORM 10-Q
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----
PART I  FINANCIAL INFORMATION
Item 1. Financial Statements
        Condensed Consolidated Balance Sheets as of June 30, 1999
          and December 31, 1998 ......................................      3
        Condensed Consolidated Statements of Income for the three
          and six months ended June 30, 1999 and 1998 ................      4
        Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 1999 and 1998 ....................      5
        Notes to Condensed Consolidated Financial Statements .........      6
Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..................................     11
Item 3. Quantitative and Qualitative Disclosures About Market
          Risk .......................................................     23

PART II OTHER INFORMATION
Item 1. Legal Proceedings ............................................     24
Item 4. Submission of Matters to a vote of Security Holders ..........     24
Item 6. Exhibits and Reports on Form 8-K .............................     25
Signature ............................................................     26

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                         JUNE 30,         DECEMBER 31,
                                                                                           1999              1998
                                                                                        ---------         -----------
                                        ASSETS
Current assets:
     Cash and cash equivalents.....................................................     $  82,561           $  33,178
     Marketable securities.........................................................       159,508             125,058
     Accounts receivable (less allowance for doubtful
      accounts of $747 in 1999 and $710 in 1998)...................................        36,840              36,712
     Inventory.....................................................................         4,420               7,025
     Prepaid expenses and other....................................................         7,685              10,596
     Prepaid income taxes..........................................................            --               3,930
                                                                                        ---------           ---------
          Total current assets.....................................................       291,014             216,499
                                                                                        ---------           ---------
Property and equipment, net........................................................        31,720              29,568
                                                                                        ---------           ---------
Other assets:
     Investments...................................................................        21,179              14,248
     Deferred taxes................................................................        19,852              19,285
     Other.........................................................................         1,489               1,255
                                                                                        ---------           ---------
          Total other assets.......................................................        42,520              34,788
                                                                                        ---------           ---------
Total..............................................................................     $ 365,254           $ 280,855
                                                                                        =========           =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable..............................................................     $   4,448           $   8,169
     Accrued payroll and related benefits..........................................        11,081               9,695
     Accrued expenses and other....................................................         7,049               4,659
     Income taxes payable..........................................................        32,339                  --
     Deferred taxes................................................................         1,878               2,120
     Deferred revenue..............................................................        13,410              10,971
                                                                                        ---------           ---------
          Total current liabilities................................................        70,205              35,614
                                                                                        ---------           ---------
     Minority interests............................................................         2,584               2,521
                                                                                        ---------           ---------
Commitments and contingencies:
Stockholders' equity:
     Common stock, $.01 par value; authorized 150,000,000 shares in 1999 and
      80,000,000 shares in 1998; issued, 42,180,613 shares in 1999 and
      41,534,359 shares in 1998; outstanding, 38,795,104 shares in 1999
      and 40,475,850 shares in 1998 ...............................................           422                 415
     Additional paid-in capital....................................................       199,857             191,185
     Retained earnings.............................................................       148,287              64,302
     Deferred stock compensation...................................................           (68)                (74)
     Treasury stock, common, at cost, 3,385,509 shares in
      1999 and 1,058,509 shares in 1998............................................       (54,644)            (12,135)
     Accumulated other comprehensive loss..........................................        (1,389)               (973)
                                                                                        ---------           ---------
          Total stockholders' equity...............................................       292,465             242,720
                                                                                        ---------           ---------
Total..............................................................................     $ 365,254           $ 280,855
                                                                                        =========           =========


            See notes to condensed consolidated financial statements.

              SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  JUNE 30,                   JUNE 30,
                                                         -----------------------       ------------------------
                                                           1999           1998           1999           1998
                                                         --------       --------       ---------       --------
Revenue ...........................................      $ 51,809       $ 43,372       $ 100,481       $ 83,618
Cost of revenue ...................................        10,382         11,893          21,820         20,509
                                                         --------       --------       ---------       --------
Gross profit ......................................        41,427         31,479          78,661         63,109
                                                         --------       --------       ---------       --------
Costs and expenses:
     Research and development .....................         9,150          7,525          17,378         14,848
     Marketing and selling ........................        19,243         14,774          37,186         28,254
     General and administrative ...................         6,181          4,941          12,114          9,660
     Merger and integration .......................            --             --              --          2,600
     Exit costs ...................................            --             --           6,550             --
                                                         --------       --------       ---------       --------
          Total ...................................        34,574         27,240          73,228         55,362
                                                         --------       --------       ---------       --------

Income from operations ............................         6,853          4,239           5,433          7,747
Interest income and other .........................         1,905          2,082           3,948          4,492
Gain on sale of VeriSign common stock .............        54,802           --           129,291             --
Gain from increase in investment value ............        12,576         11,976          12,576         11,976
Equity in loss from operations of equity investment          (167)        (1,173)           (525)        (1,173)
                                                         --------       --------       ---------       --------
Income before provision for income taxes ..........        75,969         17,124         150,723         23,042
Provision for income taxes ........................        32,844          6,661          66,676          9,863
Minority interests ................................          (130)           210             (63)           458
                                                         --------       --------       ---------       --------
Net income ........................................      $ 42,995       $ 10,673       $  83,984       $ 13,637
                                                         ========       ========       =========       ========
Basic earnings per share:
     Per share amount .............................      $   1.11       $   0.26       $    2.14       $   0.33
                                                         ========       ========       =========       ========

     Weighted average shares ......................        38,789         40,907          39,254         40,815
                                                         ========       ========       =========       ========
Diluted earnings per share:
     Per share amount .............................      $   1.05       $   0.25       $    2.03       $   0.32
                                                         ========       ========       =========       ========

     Weighted average shares ......................        38,789         40,907          39,254         40,815
     Effect of dilutive options ...................         1,967            968           2,175          1,186
                                                         --------       --------       ---------       --------
Adjusted weighted average shares ..................        40,756         41,875          41,429         42,001
                                                         ========       ========       =========       ========


            See notes to condensed consolidated financial statements.

              SECURITY DYNAMICS TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                               -------------------------
                                                                  1999           1998
                                                               ---------       ---------
Cash flows from operating activities:
     Net income .........................................      $  83,984       $  13,637
     Adjustments to reconcile net income to net cash
      provided by operating activities:
       Gain from sale of VeriSign common stock ..........       (129,291)             --
       Gain from increase in investment value ...........        (12,576)        (11,976)
       Equity in loss from operations of equity
        investment ......................................            524           1,173
       Deferred taxes ...................................           (825)          4,685
       Depreciation and amortization ....................          4,502           2,841
       Stock compensation ...............................            564             597
       License write off ................................             --           3,000
       Minority interests ...............................             63            (458)
       Increase (decrease) in cash from changes in:
          Accounts receivable ...........................         (1,372)         (2,405)
          Inventory .....................................          2,606          (4,947)
          Prepaid expenses and other ....................          2,876            (272)
          Accounts payable ..............................         (3,718)         (2,941)
          Accrued payroll and related benefits ..........          2,124             332
          Accrued expenses and other ....................          2,404              64
          Prepaid and income taxes payable ..............         35,820           4,351
          Deferred revenue ..............................          3,264          (1,334)
                                                               ---------       ---------
            Net cash provided by operating activities ...         (9,051)          6,347
                                                               ---------       ---------
Cash flows from investing activities:
     Purchases of marketable securities .................       (253,517)       (140,993)
     Proceeds from sale and maturities of marketable
      securities ........................................        353,337          79,651
     Purchases of property and equipment ................         (6,648)         (8,389)
     Proceeds from sale of VeriSign common stock ........             --              --
     Investments ........................................           (219)         (5,971)
                                                               ---------       ---------
            Net cash provided by (used for) investing
               activities ...............................         92,953         (75,702)
                                                               ---------       ---------
Cash flows from financing activities:
     Proceeds from exercise of stock options and purchase
      plans .............................................          7,847           2,298
     Share repurchase program ...........................        (42,509)             --
                                                               ---------       ---------
            Net cash provided by (used for) financing
               activities ...............................        (34,662)          2,298
                                                               ---------       ---------
Effects of exchange rate changes on cash and cash
  equivalents ...........................................            143            (535)
                                                               ---------       ---------
  Net increase (decrease) in cash and cash equivalents ..         49,383         (67,592)
Cash and cash equivalents, beginning of period ..........         33,178          96,595
                                                               ---------       ---------
Cash and cash equivalents, end of period ................      $  82,561       $  29,003
                                                               =========       =========


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

    Cash payments for income taxes were approximately $29,507 and $29,532 for the three and six months ended June 30, 1999, respectively, and $551 and $678 for the three and six months ended June 30, 1998, respectively.

4.  CONTINGENCIES

    On or about December 11, 1998, a purported class action was filed in the United States District Court for the District of Massachusetts on behalf of all purchasers of the Company's Common Stock during the period from and including September 30, 1997 through July 15, 1998: Fitzer v. Security Dynamics Technologies, Inc., Charles R. Stuckey, Jr., D. James Bidzos, Arthur W. Coviello, Jr., John Adams, Marian G. O'Leary and Linda B. Saris, Civil Action No. 98-CV-12496-WGY. The plaintiff subsequently dismissed without prejudice the claims against Ms. Saris. The plaintiff filed an amended complaint on May 4, 1999. The amended complaint in the action asserts that the defendants misled the investing public concerning demand for the Company's products, the strengths of its technologies, and certain trends in the Company's business. Plaintiffs seek unspecified damages, interest, costs and fees of their attorneys, accountants and experts. On July 30, 1999, the Company served its Motion to Dismiss the amended complaint on the plaintiff. The Company intends to defend the lawsuit vigorously. Although the amounts claimed may be substantial, the Company cannot predict the ultimate outcome or estimate the potential loss, if any, related to the lawsuit. The Company believes that the disposition of this matter will not have a material adverse effect on the Company's consolidated financial position. However, the adverse resolution of the lawsuit could materially affect the Company's results of operations or liquidity in any one annual or quarterly reporting period.


    On or about May 20, 1999, Kenneth P. Weiss, the founder and a former director, officer and employee of the Company, filed a demand for arbitration alleging that: (a) the Company constructively terminated Mr. Weiss in May 1996 in violation of his Employment Agreement with the Company, and (b) the Company breached its obligations under Mr. Weiss' Employment Agreement by refusing to release certain assignments of patents. The Company believes that Mr. Weiss' claims are without merit, and intends to defend the matter vigorously. On July 26, 1999, the Company filed, with the American Arbitration Association, an answering statement and counterclaim to Mr. Weiss' demand.

5.  INVESTMENTS

    In January 1998, VeriSign, Inc. ("VeriSign") had an initial public offering of three million shares of its common stock. The VeriSign series A and B convertible preferred stock held by the Company converted to common stock in connection with the offering. The offering diluted the Company's ownership but increased the value of the Company's equity in VeriSign.

    As a result of VeriSign's initial public offering, and in accordance with the equity method of accounting, the Company recognized as a gain the increase in the amount of its investment in VeriSign of $12.0 million, representing its proportionate share of VeriSign's equity as of December 31, 1997, after considering VeriSign's net proceeds from the offering. During 1998, the Company sold 895,500 shares of its VeriSign common stock for a gain of $31.3 million. In January 1999, VeriSign completed a secondary offering of 3.2 million shares of its common stock, including the sale of 1.0 million shares held by the Company. The Company realized a gain of $74.5 million on the sale in January 1999.

    In the second quarter of 1999, the Company recognized, as a gain, the increase in the amount of its investment in VeriSign of $12.6 million, representing its proportionate share of VeriSign's net increase in equity from this offering. In addition, the Company sold 510,000 shares of common stock for a gain of $54.8 million during the second quarter of 1999. As of June 30, 1999, the Company owned approximately 4.2 million shares of VeriSign common stock, an approximate ownership percentage of 8%, with a market value of approximately $362 million. The Company recognizes its proportionate interest in VeriSign's operating results one quarter in arrears. The Company's proportionate share of VeriSign's 1999 first quarter net loss was $167. On July 22, 1999, VeriSign announced it had incurred a net loss of $2 million for the six months ended June 30,1999 and at June 30, 1999 had total assets, liabilities and equity of $197 million, $32 million and $164 million respectively. A director of the Company serves as Chairman of the Board of VeriSign.

    In June 1999, the Company's ownership percentage in VeriSign decreased below 10%. Beginning July 1, 1999, the Company will classify its VeriSign investment as an available for sale marketable security.

6.  EXIT COSTS

    During the first quarter of 1999, the Company commenced and substantially completed consolidation of certain operations in order to promote operational efficiency. The Company incurred costs of $6,550 which consisted of severance costs of $3,800, facility exit costs of $2,000 and legal and other direct costs of completing the consolidation plan of $750. The consolidation involved the termination of 36 employees, as well as placing for sublet, for the remainder of the lease terms, excess facilities in Bedford, Massachusetts, New York, New York, and San Mateo, California. The Company vacated the excess facilities in San Mateo, California and New York, New York during the first quarter of 1999 and plans to vacate the excess facility in Bedford, Massachusetts in September 1999. The Company has engaged real estate brokers to seek sublease tenants for the vacated facilities. An initial sublease agreement has been entered for the San Mateo facility. Facility exit costs consist primarily of estimated shortfalls of sublease rental income compared to minimum lease payments due under the lease agreements. Costs of approximately $2,300 were accrued and unpaid at June 30, 1999 and consisted of facility exit costs of $2,000 and termination benefits of $300, payable through the first quarter of 2000.

    The Company anticipates that it may incur additional costs in connection with severance.

7.  COMPREHENSIVE INCOME

    The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" effective January 1, 1998. For the three and six months ended June 30, 1999 and 1998, comprehensive income was:


                                                        THREE MONTHS                SIX MONTHS
                                                           ENDED                       ENDED
                                                         JUNE 30,                     JUNE 30,
                                                   ---------------------       -----------------------
                                                     1999         1998           1999           1998
                                                   -------      --------       --------       --------
Net income ..................................      $42,995      $ 10,673       $ 83,984       $ 13,637
Other comprehensive income, net of tax:
      period ................................           84            14           (135)           (87)

     Foreign currency translation adjustments          (24)         (270)          (281)          (443)
                                                   -------      --------       --------       --------
Comprehensive income ........................      $43,055      $ 10,417       $ 83,568       $ 13,107
                                                   =======      ========       ========       ========

    Accumulated other comprehensive income consists of the following:


                                                                        UNREALIZED
                                                           FOREIGN        HOLDING       ACCUMULATED
                                                          CURRENCY        (LOSS)           OTHER
                                                         TRANSLATION      GAIN ON      COMPREHENSIVE
                                                         ADJUSTMENTS    SECURITIES        INCOME
                                                         -----------    ----------     ------------

    Balance, December 31, 1998......................      $ (1,175)      $  202           $  (973)
    Period change...................................          (257)        (219)             (476)
                                                          --------       ------           -------
    Balance, March 31, 1999.........................      $ (1,432)      $  (17)          $(1,449)
                                                          ========       ======           =======
    Period change...................................           (24)          84                60
                                                          --------       ------           -------
    Balance, June 30, 1999..........................      $ (1,456)      $   67           $(1,389)
                                                          ========       ======           =======

     Unrealized holding gains (losses) were $140 and ($225) for the three and six months ended June 30, 1999, respectively, and $27 and ($143) for the three and six months ended June 30, 1998, respectively. Unrealized holding gains (losses) net of related tax benefits were $84 and ($135) for the three and six months ended June 30, 1999 and $14 and ($87) for the three and six months ended June 30, 1998, respectively.

8.  STOCKHOLDERS' EQUITY

Common Stock

    On January 27, 1999, the Board of Directors adopted, and on May 5, 1999 the stockholders approved, an amendment to the Company's Third Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock available for issuance from 80,000,000 to 150,000,000 shares.

1994 Stock Option Plan

    On January 27, 1999, the Board of Directors adopted, and on May 5, 1999 the stockholders approved, amendments to the Company's 1994 Stock Option Plan, as amended (the "1998 Restatement"), which, among other things, increased the aggregate number of shares of Common Stock authorized for issuance thereunder from 9,570,000 to 11,570,000 shares.

1994 Director Stock Option Plan

    On January 27, 1999, the Board of Directors adopted, and on May 5, 1999 the stockholders approved, an amendment to the Company's 1994 Director Stock Option Plan increasing the number of shares of Common Stock authorized for issuance thereunder from 300,000 to 500,000 shares.

Share Repurchase Program

    On October 12, 1998, the Company announced that its Board of Directors had authorized the Company to repurchase up to four million shares of its Common Stock during the 12-month period ending October 11, 1999. The timing and amount of shares repurchased will be determined by the Company's management based on its evaluation of market and economic conditions. Repurchased shares will be used for the Company's stock option plans, employee stock purchase plan and other stock benefit plans, and for general corporate purposes. As of June 30, 1999, the Company had repurchased 3,385,000 shares of its Common Stock, for an aggregate purchase price of $54,644.

Employee Stock Purchase Plan

    On July 2, 1999, the Board of Directors adopted, and on July 30, 1999 the stockholders approved, an amendment to the Company's 1994 Employee Stock Purchase Plan, as amended (the "Purchase Plan"), which, among other things, increased the aggregate number of shares of Common Stock authorized for issuance thereunder from 400,000 to 1,000,000 shares.

Stockholders Rights Plan

    On July 20, 1999 the Company announced that its Board of Directors had adopted a Stockholder Rights Plan in which common stock purchase rights will be distributed as a dividend at the rate of one Right for each share of the Company's Common Stock outstanding as of the close of business on July 30, 1999.

    Each Right will entitle Company stockholders to purchase one share of Common Stock of the Company at a purchase price of $125.00. The Rights will be exercisable if another party acquires, or obtains the right to acquire, beneficial ownership of 15% or more of the Company's Common Stock, or upon the commencement of a tender or exchange offer that, if consummated, would result in another party acquiring 15% or more of the Company's Common Stock.

    In the event of such an acquisition or similar event as described in the Rights Plan, each Right, except those owned by the acquiring party, will enable the holder of the Right to purchase that number of shares of the Company's Common Stock which equals the purchase price of the Right divided by one-half of the market price of such Common Stock.

    In addition, if the Company is involved in a merger or other transaction with another company in which it is not the surviving corporation, or it sells or transfers 50% or more of its assets or earning power to another company, each Right will entitle its holder to purchase that number of shares of common stock of the acquiring company which equals the purchase price of such company's common stock. The Company will generally be entitled to redeem the Rights at $0.001 per Right at any time until the tenth business day following the later of a public announcement that an acquiring party has acquired, or obtained the right to acquire 15% or more of the Company's Common Stock or the actual knowledge by an executive officer of the Company of such acquisition. Unless the Rights are redeemed or exchanged earlier, they will expire on July 20, 2009.

9.  SEGMENTS

    The following is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes new standards for defining and disclosing information about a company's business segments and requires a company to define its segments along its internal structure and reporting methodology. The Company has identified only one distinct and reportable segment that meets the criteria established under SFAS No. 131: Enterprise network and data security solutions. The segment generates revenue from two distinct product lines: Enterprise solutions (which includes sales of SecurID(R) tokens, licensing of ACE/Server(R) software, Keon(TM) (formerly known as BoKS)software, Kane Security Analyst(TM) and Kane Security Monitor(TM)(R) software, RSA SecurPC(R) software and maintenance and professional services) and OEM solutions (which includes licensing of BSAFE(R) cryptography toolkits and protocol products, TIPEM and S/MIME products, KEON(TM) components, and maintenance and professional services). The Company's chief operating decision makers (determined to be the Chief Executive Officer and the President) and the Board of Directors do not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company's consolidated operations and operating results.

    The Company's operations are conducted throughout the world. Operations in the United States represent individually more than 10% of revenues or income from operations. The Company's operations in other countries are individually insignificant and have been included in "Rest of world" below. The following table presents information about the Company's operating segments:


                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                       JUNE 30,                   JUNE 30,
                                                               ----------------------      ----------------------
    PRODUCTS AND SERVICES                                       1999           1998          1999          1998
    ---------------------                                      -------        -------      --------       -------
    Enterprise solutions....................................   $39,674        $33,211      $ 75,891       $65,195
    OEM solutions...........................................    12,135         10,161        24,590        18,423
                                                               -------        -------      --------       -------
         Total..............................................   $51,809        $43,372      $100,481       $83,618
                                                               =======        =======      ========       =======

    GEOGRAPHIC AREAS

                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                       JUNE 30,                   JUNE 30,
                                                               ----------------------      ----------------------
    REVENUES                                                    1999           1998         1999          1998
    --------                                                   -------        -------      --------       -------
    United States...........................................   $36,186        $32,672      $ 69,921       $62,518
    Rest of world...........................................    15,623         10,700        30,560        21,100
                                                               =======        =======      ========       =======
         Total..............................................   $51,809        $43,372      $100,481       $83,618
                                                               =======        =======      ========       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE, PER SHARE, PERCENTAGE AND SQUARE FOOTAGE DATA)

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

    The Company is a leading provider of enterprise network and data security solutions to corporate end users ("Enterprise") and original equipment manufacturer ("OEM") customers. The Company was founded in 1984, began shipping its SecurID(R) tokens and Access Control Module ("ACM") hardware products in 1986, and introduced its first ACM software products for minicomputers and mainframe computers in 1988. Prior to 1986, the Company was primarily engaged in research and development activities. In December 1991, the Company introduced its ACE/Server software products for enterprise information protection using client/server architecture. The Company believes that its growth has historically been driven by the emergence of local and wide-area networks and a corresponding increase in users with direct access to core enterprise systems and confidential data. The Company also believes that the number of users with such direct access is increasing because of the growth of the Internet and corporate intranets and extranets.

    The Company's revenue is derived primarily from two distinct product lines:
Enterprise solutions (which includes sales of SecurID(R) tokens, licensing of ACE/Server(TM) software, Keon (formerly known as BoKS) software, Kane Security Analyst(TM) and Kane Security Monitor(TM) software, RSA SecurPC(R) software and maintenance and professional services) and OEM solutions (which includes licensing of BSAFE cryptography toolkits and protocol products, TIPEM, S/MIME products, KEON components, and maintenance and professional services). Sales to existing customers typically include sales of SecurID tokens and ACE/Server software for use by different branches or divisions, sales of replacement tokens (which are programmed at the request of the customer to operate for a fixed period of up to four years) and sales of additional tokens for use by vendors, suppliers, customers and clients of the Company's customers. Sales to existing ACE/Server and Keon customers are typically associated with an increase in the number of users authorized under a license, and the sales of additional functionality that can be added to the customer installation. ACE/Server, Keon, Kane Security Analyst and Kane Security Monitor software license fees are typically based on the number of users authorized under a license. Sales to existing customers also include revenue associated with amendments to encryption engine and patent licensing agreements, usually in order to accommodate licensing of new software or technology to the customer, to increase the field of use rights of the customer, or both. Encryption engine and protocol software licensing terms vary by product, and are typically composed of both initial fees plus ongoing royalties paid as a percentage of the OEM's product or service revenues. Sales of ACM hardware and software products have been decreasing relative to sales of ACE/ Server software for several years due to increased emphasis by the Company on sales to customers with larger security needs better met by client/server software solutions such as ACE/Sever software. The Company believes that this trend will continue.

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

    The Company's cost of revenue consists primarily of costs associated with the manufacture and delivery of SecurID tokens and hardware products. The Company utilizes assembly contractors for most manufacturing. Cost of revenue also includes royalty fees incurred in connection with the sale of ACE/Server software and KEON software, royalty fees payable on the licensing of patent technology and royalties payable under certain OEM agreements. Cost of revenue includes customer support costs and production costs, which include labor costs associated with the programming of SecurID tokens, inspection and quality control functions and shipping costs. In the future, gross profit may be affected by several factors, including changes in product mix and distribution channels, price reductions (resulting from volume discounts or otherwise), competition, changes in the cost of revenue (including any software license fees or royalties payable by the Company) and other factors.

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

RESULTS OF OPERATIONS

    The following table sets forth income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items, for the three and six months ended June 30, 1999 and 1998.


                                                            PERCENTAGE OF        PERIOD-TO-        PERCENTAGE OF       PERIOD-TO-
                                                               TOTAL               PERIOD             TOTAL             PERIOD
                                                              REVENUE              CHANGE            REVENUE            CHANGE
                                                        -------------------      ---------      -------------------    ---------
                                                             THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                        ----------------------------------      -------------------------------
                                                         1999         1998                       1999         1998
                                                        ------       ------                     ------       ------
    Revenue.........................................    100.0%       100.0%          19.5%      100.0%       100.0%        20.2%
    Cost of revenue.................................     20.0         27.4          (12.7)       21.7         24.5          6.4
                                                        -----        -----         ------       -----        -----       ------
    Gross profit....................................     80.0         72.6           31.6        78.3         75.5         24.6
                                                        -----        -----         ------       -----        -----       ------
    Costs and expenses:
      Research and development......................     17.7         17.3           21.6        17.3         17.8         17.0
      Marketing and selling.........................     37.1         34.1           30.2        37.0         33.7         31.6
      General and administrative....................     11.9         11.4           25.1        12.1         11.6         25.4
      Merger and integration........................       --           --             --          --          3.1       (100.0)
      Exit costs....................................       --           --             --         6.5           --        100.0
                                                        -----        -----         ------       -----        -----       ------
              Total.................................     66.7         62.8           26.9        72.9         66.2         32.3
                                                        -----        -----         ------       -----        -----       ------
    Income (loss) from operations...................     13.3          9.8           61.7         5.4          9.3        (29.9)
    Interest income and other.......................      3.7          4.8           (8.5)        3.9          5.4        (12.1)
    Gain on sale of VeriSign common stock...........    105.8           --          100.0       128.7           --        100.0
    Gain from increase in market value of equity
     investment ....................................     24.3         27.6            5.0        12.5         14.3          5.0
    Equity in loss from operations of equity
     investment.....................................      (.3)        (2.7)         (85.8)        (.5)        (1.4)       (55.2)
                                                       ------        -----         ------      ------        -----       ------
    Income before provision for income taxes........    146.8         39.5          343.6       150.0         27.6        554.1
    Provision for income taxes......................     63.4         15.4          393.1        66.4         11.8        576.0
    Minority interests..............................      (.3)           5         (161.9)        (.1)          .5       (113.8)
                                                        -----        -----         ------      ------        -----       ------
    Net income......................................     83.1%        24.6%         302.8%       83.5%        16.3%       515.2%
                                                        =====        =====         ======      ======        =====       ======

REVENUE

    Total revenue increased 19.5% in the second quarter of 1999 to $51,809 from $43,372 in the second quarter of 1998. Total revenue increased 20.2% in the first six months of 1999 to $100,481 from $83,618 in the first six months of 1998. Approximately 77% and 63%, of the increase in revenue during the second quarter and first six months of 1999, respectively, was attributable to increased sales from the Enterprise product line, primarily SecurID tokens and AceServer software. The remaining increase in revenue during the second quarter and the first six months of 1999 was primarily attributable to increased sales from the OEM product line, primarily licensing of BSAFE cryptography products.


    International revenue (outside of the United States) increased 46.0% in the second quarter of 1999 to $15,623 from $10,700 in the second quarter of 1998 and increased 44.8% in the first six months of 1998 to $30,560 from $21,100 in the first six months of 1998. International revenue accounted for 30.2% and 24.7% of total revenue in the second quarters of 1999 and 1998, respectively, and 30.4% and 25.2% of total revenue in the first six months of 1999 and 1998, respectively. The increase in international revenue was primarily attributable to the continuing expansion of the Company's international sales force and increased market penetration of the Company's products in foreign markets.

COST OF REVENUE AND GROSS PROFIT

    The Company's gross profit increased 31.6% in the second quarter of 1999 to $41,427 from $31,479 in the second quarter of 1998 and increased 24.6% in the first six months of 1999 to $78,661 from $63,109 in the first six months of 1998. Gross profit as a percentage of revenue increased in the second quarter and the first six months of 1999 to 80.0% and 78.3% of revenues, respectively, compared to 72.6% and 75.5% of revenues for the second quarter and first six months of 1998, respectively. The percentage increase in the second quarter and first six months of 1999 was due primarily to increased revenue with lower material costs in the Enterprise product line. In addition, the Company wrote-off, in the second quarter of 1998, a prepaid license fee of $3,000 under a license agreement with a third party.


RESEARCH AND DEVELOPMENT

    Research and development expenses increased 21.6% in the second quarter of 1999 to $9,150 from $7,525 in the second quarter of 1998, and increased 17.0% in the first six months of 1999 to $17,378 from $14,848 in the first six months of 1998. The majority of the increase in research and development expenses resulted from increased payroll and overhead expenses associated with the employment of additional staff. During the first six months of 1998, the Company purchased and recorded as purchased research and development certain technology from a third party for $210.

MARKETING AND SELLING

    Marketing and selling expenses increased 30.2% in the second quarter of 1999 to $19,243 from $14,774 in the second quarter of 1998, and increased 31.6% in the first six months of 1999 to $37,186 from $28,254 in the first six months of 1998. Marketing and selling expenses increased as a percentage of revenue to 37.1% and 37.0% in the second quarter and first six months of 1999, respectively, from 34.1% and 33.7%, in the second quarter and first six months of 1998, respectively. Approximately 63% and 55% of the increase in marketing and selling expenses during the second quarter and the first six months of 1999, respectively, were attributable to increased payroll costs associated with the employment of additional staff. Approximately 26% and 33% of the increase in marketing and selling expenses during the second quarter and the first six months of 1999, respectively, were attributable to increased sales commission due to increased revenue. The remainder of the increase during the second quarter and the first six months of 1999 resulted primarily from increased marketing program expenses.


GENERAL AND ADMINISTRATIVE

    General and administrative expenses increased 25.1% in the second quarter of 1999 to $6,181 from $4,941 in the second quarter of 1998, and increased 25.4% in the first six months of 1999 to $12,114 from $9,660 in the first six months of 1998. General and administrative expenses increased as a percentage of revenue to 11.9% and 12.1% in the second quarter and the first six months of 1999, respectively from 11.4% and 11.6% in the second quarter and first six months of 1998, respectively. Approximately 47% and 37% of the increase in general and administration expenses during the second quarter and the first six months of 1999, respectively were primarily due to an increase in professional fees. Approximately 28% and 21% of the increase in general and administration expenses during the second quarter and the first six months of 1999, respectively, resulted from increased payroll and overhead costs. The remainder of the increase during the second quarter and the first six months of 1999 were primarily due to an increase in legal expenses associated with patent infringement lawsuits.

MERGER AND INTEGRATION EXPENSE

    Merger and integration expenses, consisting of legal, accounting, investment banking and other expenses, incurred in connection with the acquisition of Intrusion Detection, Inc. were $2,600 in the first six months of 1998.

EXIT COSTS

    During the first six months of 1999, the Company commenced and substantially completed consolidation of certain operations in order to promote operational efficiency. In the first quarter of 1999, the Company incurred costs, primarily severance and facility exit costs, of $6,550 in connection with this effort costs of approximately $2,300 were accrued and unpaid at June 30, 1999 and consisted of facility exit costs of $2,000 and termination benefits of $300, payable through the first quarter of 2000.

    The Company anticipates that it may incur additional costs in connection with severance.

INTEREST INCOME AND OTHER

    Interest income and other decreased 8.5% and 12.1% in the second quarter and the first six months of 1999, respectively to $1,905 and $3,948 from $2,082 and $4,492 in the second quarter and the first six months of 1998, respectively. The decrease in interest income and other was primarily due to movement of a portion of the Company's marketable securities portfolio from taxable investments to tax exempt obligations.

GAIN ON SALE OF VERISIGN COMMON STOCK

    During the second quarter of 1999, the Company sold 510,000 shares of its VeriSign common stock for a gain of $54,802. The Company sold 1,510,000 shares of its VeriSign common stock for a gain of $129,291 during the first six months of 1999. See Note 5 of Notes to Condensed Consolidated Financial Statements.

GAIN FROM INCREASE IN MARKET VALUE OF EQUITY INVESTMENT

    The Company recorded a gain of $12,576 and $11,976 resulting from the write-up under the equity method of its investment in VeriSign during the second quarter of 1999 and the second quarter of 1998, respectively.

EQUITY IN LOSS FROM OPERATIONS OF EQUITY INVESTMENT

    The Company recorded a loss from its proportionate share of VeriSign's operating results of $167 and $525 in the second quarter and the first six months of 1999, respectively, from $1,173 in the second quarter and first six months of 1998.

PROVISION FOR INCOME TAXES

    The provision for income taxes increased to $32,844 and $66,676, during the second quarter and the first six months of 1999, respectively from $6,661 and $9,863 in the second quarter and the first six months of 1998, respectively, primarily due to higher income subject to taxation. The Company's effective tax rates were 43.2% and 44.2% for the second quarter and the first six months of 1999, respectively compared to 38.9% and 42.8% for the second quarter and the first six months of 1998. The effective tax rate for the second quarter of 1999 decreased compared to the effective tax rate for the second quarter of 1998 primarily due to benefits resulting from the Company's investment strategies which include the migration of the marketable securities portfolio from taxable investments to tax exempt obligations. In addition, the Company's tax rate for the first six months of 1998 also reflected non-deductible expenses associated with the acquisition of IDI.

MINORITY INTERESTS

    A 26% interest of the Company's RSA Japan subsidiary is held by minority interest shareholders. Minority interests in the subsidiary's net income was $130 and $63 during the second quarter and the first six months of 1999, respectively and minority interests in the subsidiary's net loss was $210 and $458 in the second quarter and the first six months of 1998, respectively.

NET INCOME

    As a result of the above factors, net income in the second quarter and the first six months of 1999 increased to $42,995 and $83,984, respectively, or 83.1% and 83.5% of revenue, respectively, from $10,673 and $13,637, respectively, or 24.6% and 16.3% of revenue, respectively, in the second quarter and first six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

    At June 30, 1999, the Company had cash, cash equivalents and marketable securities of $242,069 and working capital of $220,809. The Company has historically funded its operations primarily from cash generated from its operating activities. The Company believes that working capital will be sufficient to meet its anticipated cash requirements through at least 2001.

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

Capital Expenditures

    The Company's capital expenditures during the first six months of 1999 were $6,297, which related to additional leasehold improvements, as well as the purchase of office furniture and equipment, computer equipment for product development, testing and support, to accommodate the Company's continued growth. During the fourth quarter of 1997, the Company commenced implementation of a management information system, which is designed to better meet the Company's worldwide information and business process needs. The system, which is represented by the manufacturer to be Year 2000 compliant, became operational in October 1998. See "Year 2000 Issues". The Company incurred costs of approximately $5,300 in connection with the implementation of the system, of which $500 was spent in the first six months of 1999. The Company does not anticipate any additional spending of significant amounts on the system, for the remainder of 1999.

Leasing Expenditures

    The Company's principal administrative, sales and marketing, research and development and support facilities are located in Bedford, Massachusetts under non-cancelable ten-year leases expiring in August 2008. The facilities aggregate approximately 183,000 square feet of office space, and the annual base rents aggregate approximately $3,000, including certain operating expenses. The Company also leases facilities for research and development and sales and marketing in San Mateo, California under non-cancelable ten-year leases expiring in 2008. The facilities aggregate approximately 58,000 square feet of office space, and the annual base rents aggregate approximately $2,000 including certain operating expenses. Annual rent escalation provisions for all of theses leases are based on the Consumer Price Index. The Company also leases facilities for administration, field sales and customer support throughout the United States, Canada, Asia, Japan and Europe at annual base rents aggregating approximately $1,400.

    In connection with the consolidation of certain operations that commenced in January 1999, the Company sublet approximately 10,000 square feet of its San Mateo, California facility and is actively seeking to sublet approximately 40,000 square feet of facilities at various locations including Bedford, Massachusetts. The successful sublet of all of these facilities will reduce the Company's annual rental payment obligations by approximately $100 per month.

Certain Agreements

    The Company has an agreement with Progress Software Corporation ("Progress Software") for the right to use certain of its software to enhance the functionality of the Company's ACE/Server and Keon software. The agreement has been amended several times. In order to obtain favorable pricing, the Company has, from time to time, prepaid Progress Software royalties due under the agreement. In 1998, the Company prepaid an aggregate of $6,000 in three installments. The prepaid royalty is recorded as a component of cost of sales as the related products are sold. Un-amortized prepaid royalties were $3,300 at June 30, 1999.

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

    In December 1998, the Company amended its Development Agreement with VeriSign (the "Amendment") to appoint the Company the exclusive distributor of VeriSign's certificate authority software. The Amendment provides, among other things, that each year during the first five years following the date of the Amendment, the Company may elect to retain its exclusive status, subject to payment by the Company of certain prepaid license fees each year during that five-year period. In addition to $500 paid at the execution of the agreement, prepaid license fees are due in minimum quarterly installments and aggregate $1,100 in 1999, of which $522 was paid in the first six months of 1999, $2,300 in 2000, $3,000 in 2001, $4,000 in 2002, and $4,000 in 2003.

Equity Investments

VeriSign

    In January 1998, VeriSign, Inc. ("VeriSign") had an initial public offering of three million shares of its common stock. The VeriSign series A and B convertible preferred stock held by the Company converted to common stock in connection with the offering. The offering diluted the Company's ownership but increased the value of the Company's equity in VeriSign.

    As a result of VeriSign's initial public offering, and in accordance with the equity method of accounting, the Company recognized as a gain the increase in the amount of its investment in VeriSign of $12.0 million, representing its proportionate share of VeriSign's equity as of December 31, 1997, after considering VeriSign's net proceeds from the offering. During 1998, the Company sold 895,500 shares of its VeriSign common stock for a gain of $31.3 million. In January 1999, VeriSign completed a secondary offering of 3.2 million shares of its common stock, including the sale of 1.0 million shares held by the Company. The Company realized a gain of $74.5 million on the sale in January 1999.

    In the second quarter of 1999, the Company recognized, as a gain, the increase in the amount of its investment in VeriSign of $12.6 million, representing its proportionate share of VeriSign's net increase in equity from this offering. In addition, the Company sold 510,000 shares of common stock for a gain of $54.8 million during the second quarter of 1999. As of June 30, 1999, the Company owned approximately 4.2 million shares of VeriSign common stock, an approximate ownership percentage of 8%, with a market value of approximately $362 million. The Company recognizes its proportionate interest in VeriSign's operating results one quarter in arrears. The Company's proportionate share of VeriSign's 1999 first quarter net loss was $167. On July 22, 1999, VeriSign announced it had incurred a net loss of $2 million for the six months ended June 30,1999 and at June 30, 1999 had total assets, liabilities and equity of $197 million, $32 million and $164 million respectively. A director of the Company serves as Chairman of the Board of VeriSign.

    In June 1999, the Company's ownership percentage in VeriSign decreased below 10%. Beginning July 1, 1999, the Company will classify its VeriSign investment as an available for sale marketable security.

Sales of Common Stock

    The Company generated $6,910 of cash from employees exercising stock options and employee stock purchase plan purchases during the first six months of 1999.

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

Share Repurchase Program

    On October 12, 1998, the Company announced that its Board of Directors had authorized the Company to repurchase up to four million shares of its Common Stock during the 12-month period ending October 11, 1999. The timing and amount of shares repurchased will be determined by the Company's management based on its evaluation of market and economic conditions. Repurchased shares will be used for the Company's stock option plans, employee stock purchase plan and other stock benefit plans, and for general corporate purposes. As of June 30, 1999, the Company had repurchased 3,385,000 shares of its Common Stock, for an aggregate purchase price of $54,644.

Stockholders' Rights Plan

    On July 20, 1999 the Company announced that its Board of Directors had adopted a Stockholder Rights Plan in which common stock purchase rights will be distributed as a dividend at the rate of one Right for each share of the Company's Common Stock outstanding as of the close of business on July 30, 1999.

    Each Right will entitle Company stockholders to purchase one share of Common Stock of the Company at a purchase price of $125.00. The Rights will be exercisable if another party acquires, or obtains the right to acquire, beneficial ownership of 15% or more of the Company's Common Stock, or upon the commencement of a tender or exchange offer that, if consummated, would result in another party acquiring 15% or more of the Company's Common Stock.

    In the event of such an acquisition or similar event as described in the Rights Plan, each Right, except those owned by the acquiring party, will enable the holder of the Right to purchase that number of shares of the Company's Common Stock which equals the purchase price of the Right divided by one-half of the market price of such Common Stock.

    In addition, if the Company is involved in a merger or other transaction with another company in which it is not the surviving corporation, or it sells or transfers 50% or more of its assets or earning power to another company, each Right will entitle its holder to purchase that number of shares of common stock of the acquiring company which equals the purchase price of such company's common stock. The Company will generally be entitled to redeem the Rights at $0.001 per Right at any time until the tenth business day following the later of a public announcement that an acquiring party has acquired, or obtained the right to acquire 15% or more of the Company's Common Stock or the actual knowledge by an executive officer of the Company of such acquisition. Unless the Rights are redeemed or exchanged earlier, they will expire on July 20, 2009.

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

State of Readiness

Company Products

    The Company has implemented a testing program designed to ensure that its products continue to operate after December 31, 1999. The testing program has been completed for the most recent versions of all of the Company's software products, and substantially completed with respect to the Company's hardware products.

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

    The Company's SecurID Tokens are Year 2000 Ready. Assuming that a customer is utilizing the Company's software products in conjunction with a Year 2000 Ready operating system, then the Company's most recent software releases, ACE/Server v3.3, Kane Security Analyst v4.5, Kane Security Monitor v3.2, Keon Security Server v4, Keon Desktop v4, Keon Agents v4, Keon Agent SDK, Keon UNIX Platform Security v4, (Keon software products were formerly known as BoKS), KEON Certificate Server V5.0, SoftID, RSA SecurPC, BSAFE-Crypto-C, BSAFECrypto-J, BSAFE Cert-C, BSAFE SSL-C and BSAFE SSL-J, are Year 2000 Ready. The Company's ACE/Sentry hardware products are Year 2000 Ready. Certain prior versions of the Company's software products, as well as the Company's ACM 100, 400 and 1600 hardware products, are not fully Year 2000 Ready, and customers have been informed of the status of the Company's products in the ordinary course of business. In certain circumstances, the Company may make available to customers who have implemented prior releases of the Company's software products software patches to make the products Year 2000 Ready.

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

    The Company's Year 2000 task force has substantially completed the Inventory, Analysis, Solution Development and Implementation phases for all of the Company's IT and non-IT systems. The task force has identified certain remaining projects to be completed in the Implementation Phase and the Company expects those tasks to be substantially completed by October 30, 1999.

    The Year 2000 task force has identified certain IT systems licensed by the Company's Customer Support and Engineering groups that must be upgraded in order to make the systems Year 2000 Ready. In each case, the Company has purchased maintenance and support from those application vendors, and has received or expects to receive upgrades from the vendors at no additional cost. With respect to certain other business applications and systems licensed by the Company from third parties (including but not limited to the Company's PBX and the Company's management information system installed in 1998), the Company is relying on those licensors' written representations that the applications are Year 2000 Ready.

Costs to Address Year 2000 Issues

    The Company has incurred and anticipates that it will continue to incur direct costs to modify or replace existing systems used by the Company in the operation of its business to ensure that all systems will become Year 2000 Ready. Except for the implementation of the worldwide management information system described above, the Company believes that total amounts spent by it to date and which it expects to spend during the remainder of 1999 addressing this issue are not material. See "Capital Expenditures."

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

Contingency Plans

    As described above, the Company has identified potential vulnerabilities associated with the change of the century, both in its own product offerings and in the systems utilized by the Company in the ordinary course of business. The Company is devoting resources to resolving the issues inherent in its own product offerings, as well as working with providers of systems to the Company to ensure that business is not substantially interrupted as a result of the date change. However, given the possibility of system failure as a result of the century change, the Company is currently in the process of formulating one or more contingency plans. The Company anticipates implementing contingency plans on or before October 30, 1999.

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

    The Company's success is dependent on the success of its Keon(TM) product line, which is a family of enterprise security solutions being developed by the Company that would enable organizations to support and manage the growing use of public and private keys, digital signatures and digital certificates for verifying user identities and establishing information access privileges for such users in an enterprise. The success of the Keon software is dependent on a number of factors, including without limitation delays in product development, undetected software errors or bugs, competitive pressures, technical difficulties, market acceptance of new technologies, including without limitation the use and implementation of various certificate management and key management technologies, changes in customer requirements and government regulations, delays in developing strategic partnerships, and general economic conditions.

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

    International sales have represented a significant portion of the Company's sales. The international business and financial performance of the Company may be affected by general economic conditions abroad, fluctuations in foreign exchange rates, difficulties in managing accounts receivables, tariff regulations and difficulties in obtaining export licenses.

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

    In the fourth quarter of 1998, the Company established a subsidiary in Australia which developed a protocol-level encryption technology known as "SSL" without using any export-controlled U.S.-origin encryption technologies or software and without "technical assistance" from any U.S. persons. Accordingly, the Company obtained a written opinion from the U.S. Commerce Department that this technology is not subject to the jurisdiction of the U.S. export laws. The technology, however, is subject to the export laws of Australia, and the Company has received a license from the Australian Government to export object code versions of the SSL technology to specified countries, including the United States. In order to remain outside of U.S. export control jurisdiction, the Company has implemented policies and procedures to ensure that U.S. personnel working for the Company do not inadvertently provide technical assistance to the Company's Australian subsidiary which is developing future versions of the SSL technology. However, there can be no assurance that the U.S. government will not deem the SSL technology to be subject to U.S. export laws in the future, or that the applicable Australian export restrictions will not be modified in the future, or that the Company will continue to receive the required Australian export authorizations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

    The Company does not use derivative financial instruments. The Company generally places its marketable security investments in high credit quality instruments, primarily U.S. Government and Federal Agency obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of ten years or less. The Company does not expect any material loss from its marketable security investments and therefore believes that its potential interest rate exposure is not material. The Company also makes strategic equity investments determined by the Board of Directors which are strategically synergistic to the Company. The Company routinely evaluates the realizable value of these investments using qualitative and quantitative factors including discounted cash flow analysis and liquidation value assessments. Based on these evaluations the Company reduced investments by $3.6 million in December 1998.

    The Company invoices customers primarily in U.S. Dollars and in local currency in those countries in which the Company has branch and subsidiary operations. The Company is exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. The Company does not enter into foreign currency hedge transactions. Through June 30, 1999, foreign currency fluctuations have not had a material impact on the Company's financial position or results of operation, and therefore the Company believes that its potential foreign currency exchange rate exposure is not material.

    The forgoing risk management discussion and the effects thereof are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in global financial markets. The analytical methods used by the Company to assess and mitigate risk discussed above should not be considered projections of future events or losses.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On or about December 11, 1998, a purported class action was filed in the United States District Court for the District of Massachusetts on behalf of all purchasers of the Company's Common Stock during the period from and including September 30, 1997 through July 15, 1998: Fitzer v. Security Dynamics Technologies, Inc., Charles R. Stuckey, Jr., D. James Bidzos, Arthur W. Coviello, Jr., John Adams, Marian G. O'Leary and Linda B. Saris, Civil Action No. 98-CV-12496-WGY. The plaintiff subsequently dismissed without prejudice the claims against Ms. Saris. The plaintiff filed an amended complaint on May 4, 1999. The amended complaint in the action asserts that the defendants misled the investing public concerning demand for the Company's products, the strength of its technologies, and certain trends in the Company's business. Plaintiffs seek unspecified damages, interest, costs and fees of their attorneys, accountants and experts. On July 30, 1999, the Company served its Motion to Dismiss the Amended Complaint on the plaintiffs. An amended complaint, to which the defendants will respond, has not yet been filed. The Company intends to defend the lawsuit vigorously. Although the amounts claimed may be substantial, the Company cannot predict the ultimate outcome or estimate the potential loss, if any, related to the lawsuit. The Company believes that the disposition of this matter will not have a material adverse effect on the Company's consolidated financial position. However, the adverse resolution of the lawsuit could materially affect the Company's results of operations or liquidity in any one annual or quarterly reporting period.

     On or about May 20, 1999, Kenneth P. Weiss, the founder and a former director, officer and employee of the Company, filed a demand for arbitration alleging that: (a) the Company constructively terminated Mr. Weiss in May 1996 in violation of his Employment Agreement with the Company, and (b) the Company breached its obligations under Mr. Weiss' Employment Agreement by refusing to release certain assignments of patents. The Company believes that Mr. Weiss' claims are without merit, and intends to defend the matter vigorously. On July 26, 1999, the Company filed, with the American Arbitration Association, an answering statement and counterclaim to Mr. Weiss' demand.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the 1998 Annual Meeting of Stockholders of the Company (the "Annual Meeting") on April 22, 1999 which was convened and adjourned to May 5, 1999, the following matters were acted upon by the stockholders of the Company:

1.   The election of three Class II Directors for the ensuing three years;

2. The approval of the amendment to the Company's Third Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock from 80,000,000 to 150,000,000 shares;

3. The approval of the amendment of the Company's 1994 Stock Option Plan, as amended - 1998 Restatement to (i) increase from 9,570,000 to 11,570,000 the number of shares of Common Stock authorized thereunder; and (ii) increase the maximum number of shares of Common Stock that may be issued in any calendar year to a participant thereunder from 300,000 to 400,000 shares;

4. The approval of the amendment to the Company's 1994 Director Stock Option Plan, as amended, to increase the number of shares of Common Stock authorized for issuance thereunder from 300,000 to 500,000 shares; and

5. Ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company for the current year.

     The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of March 4, 1999 were 41,508,349. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are Arthur W. Coviello, Jr., George M. Middlemas, Joseph B. Lassiter, III, Charles R. Stuckey, Jr. and James K. Sims. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:


                                                         VOTES          VOTES        VOTES                         BROKER
                                                          FOR          WITHHELD     AGAINST      ABSTENTIONS     NON-VOTES
                                                       ----------     ---------    ---------     -----------    -----------
1. Election of three Class II Directors:
      D. James Bidzos..............................    38,088,042       451,068       N.A.            N.A.         N.A.
      Richard L. Earnest...........................    36,415,534     2,123,576       N.A.            N.A.         N.A.
      Taher Elgamal................................    37,713,266       825,844       N.A.            N.A.         N.A.

2.  Amendment of the Third Restated
    Certificate of Incorporation...................    31,059,501        N.A.       7,340,537       139,072        N.A.

3.  Amendment of the 1994 Stock Option Plan,
    as amended - 1998 restatement..................    14,551,526        N.A.      13,245,003       158,905     10,583,676

4.  Amendment of the 1994 Director
    Stock Option Plan..............................    15,589,528        N.A.      12,201,868       164,038     10,583,676

5.  Ratification of Independent Auditors...........    35,139,229        N.A.       3,267,434       132,447        N.A.




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


                                  SECURITY DYNAMICS TECHNOLOGIES, INC.

                                  /s/ JOHN F. KENNEDY
                                  ----------------------------------------------
                                               John F. Kennedy
                                            Senior Vice President,
                                  Finance, Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)


Dated:  August 16, 1999

                                  EXHIBIT INDEX


ITEM                              DESCRIPTION
-----                             -----------
  3.1      Third Restated Certificate of Incorporation, as amended.
 10.1 Sublease Agreement, dated as of April 12, 1999, by and between the Registrant and netDialog Incorporated
 10.2      1994 Stock Option Plan, as amended - 1998 Restatement,
           as amended, is incorporated herein by reference to Appendix A to the Registrant's Preliminary Schedule 14A filed
           March 5, 1999 (File No. 000-25120).
 10.3      1994 Director Stock Option Plan, as amended.
 11        Computation of Income Per Common and Common Equivalent
           Share.
 27        Financial Data Schedule.