Form 10-Q
period 1999-09-30
RSA SECURITY INC/DE/
filed 1999-11-15
CIK 932064

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-25120

RSA Security Inc.

(Exact name of Registrant as Specified in Its Charter)

Delaware	04-2916506
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

36 Crosby Drive,

Bedford, MA 01730
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (781) 301-5000

Security Dynamics Technologies, Inc.

36 Crosby Drive
Bedford, MA 01730
(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  [X]     No  [   ]

      As of October 31, 1999, there were 38,554,580 shares of the Registrant’s Common Stock, $.01 par value per share, outstanding.

RSA SECURITY INC.

FORM 10-Q

For the Nine Months Ended September 30, 1999

PART I.  FINANCIAL INFORMATION

RSA SECURITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

Item 1.  Financial Statements

	September 30,	December 31,
	1999	1998

ASSETS

Current assets:

Cash and cash equivalents	$137,205	$33,178

Marketable securities	531,767	125,058

Accounts receivable (less allowance for doubtful accounts of $771 in 1999 and $710 in 1998)	40,236	36,712

Inventory	6,359	7,025

Prepaid expenses and other	7,409	14,526

Total current assets	722,976	216,499

Property and equipment, net	32,552	29,568

Other assets:

Investments	—	14,248

Deferred taxes	19,852	19,285

Other	1,318	1,255

Total other assets	21,170	34,788

	$776,698	$280,855

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$5,456	$8,169

Accrued expenses and other	22,725	14,354

Income taxes payable	28,232	—

Deferred taxes	139,569	2,120

Deferred revenue	14,348	10,971

Total current liabilities	210,330	35,614

Minority interests	2,496	2,521

Commitments and contingencies:

Stockholders’ equity:

Common stock, $.01 par value; authorized 150,000,000 and 80,000,000; issued, 45,878,378 and 41,534,359; outstanding, 42,492,869 and 40,475,850, shares in 1999 and 1998, respectively	425	415

Additional paid-in capital	207,132	191,185

Retained earnings	206,871	64,302

Deferred stock compensation	(62)	(74)

Treasury stock, common, at cost, 3,385,509 and 1,058,509 shares in 1999 and 1998, respectively	(54,644)	(12,135)

Accumulated other comprehensive income (loss)	204,150	(973)

Total stockholders’ equity	563,872	242,720

	$776,698	$280,855

See notes to condensed consolidated financial statements

RSA SECURITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

Revenue	$55,658	$40,801	$156,139	$124,419

Cost of revenue	11,246	8,366	33,066	28,874

Gross profit	44,412	32,435	123,073	95,545

Costs and expenses:

Research and development	9,757	7,811	27,135	22,658

Marketing and selling	24,982	16,204	62,168	44,459

General and administrative	7,120	4,226	19,234	13,886

Merger and integration	—	—	—	2,600

Restructuring	3,800	—	10,350	—

Threatened litigation settlement	—	1,872	—	1,872

Total	45,659	30,113	118,887	85,475

Income from operations	(1,247)	2,322	4,186	10,070

Interest income	2,634	1,993	6,582	6,486

Gain on sale of VeriSign common stock	84,300	1,836	213,591	1,836

Gain from increase in investment value	—	—	12,576	11,976

Equity in loss from operations of equity investment	—	(1,214)	(525)	(2,387)

Income before provision for income taxes	85,687	4,937	236,410	27,981

Provision for income taxes	27,190	1,827	93,866	11,690

Minority interests	88	78	25	535

Net income	$58,585	$3,188	$142,569	$16,826

Basic earnings per share:

Per share amount	$1.50	$0.08	$3.64	$0.41

Weighted average shares	38,988	41,186	39,205	40,958

Diluted earnings per share:

Per share amount	$1.42	$0.08	$3.44	$0.40

Weighted average shares	38,988	41,186	39,205	40,958

Effect of dilutive options	2,314	615	2,212	1,049

Adjusted weighted average shares	41,302	41,801	41,417	42,007

See notes to condensed consolidated financial statements

RSA SECURITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	1999	1998

Cash flows from operating activities:

Net income	$142,569	$16,826

Adjustments to reconcile net income to net cash provided by operating activities:

Threatened litigation settlement	—	1,872

Gain from sale of VeriSign common stock	(213,591)	(1,836)

Gain from increase in investment value	(12,576)	(11,976)

Equity in loss from operations of equity investment	525	2,387

Non-cash restructuring	3,627	—

Deferred taxes	(423)	3,313

Purchased research and development	—	210

Depreciation and amortization	6,797	4,666

Stock compensation	846	901

License write off	—	3,000

Minority interests	(25)	(535)

Increase (decrease) in cash from changes in:

Accounts receivable	(4,523)	(3,141)

Inventory	666	(5,180)

Prepaid expenses and other	3,206	(1,407)

Accounts payable	(2,826)	(10,892)

Accrued payroll and related benefits	3,849	2,231

Accrued expenses and other	3,972	(1,686)

Prepaid and income taxes payable	32,810	5,765

Deferred revenue	4,058	(865)

Net cash provided by (used for) operating activities	(31,037)	3,653

Cash flows from investing activities:

Purchases of marketable securities	(498,604)	(154,963)

Proceeds from sale and maturities of marketable securities	450,252	110,554

Purchases of property and equipment	(9,763)	(12,812)

Proceeds from sale of VeriSign common stock	224,244	1,984

Investments	(55)	(6,116)

Other	(72)	(237)

Net cash provided by (used for) investing activities	166,002	(61,590)

Cash flows from financing activities:

Proceeds from exercise of stock options and purchase plans	11,493	3,330

Purchase of Company stock	(42,509)	—

Net cash provided by (used for) financing activities	(31,016)	3,330

Effects of exchange rate changes on cash and cash equivalents	78	(1,448)

Net increase (decrease) in cash and cash equivalents	104,027	(56,055)

Cash and cash equivalents, beginning of period	33,178	96,595

Cash and cash equivalents, end of period	$137,205	$40,540

      Cash payments for income taxes were $60,782 and $2,705 for the nine months ended September 30, 1999 and 1998, respectively.

See notes to condensed consolidated financial statements

RSA SECURITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

1.  Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements include the accounts of RSA Security Inc. (the “Company”) and its wholly owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

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

      The Company’s principal markets for its products are, in order of significance, the United States, Europe, Canada, Asia/ Pacific and Latin America.

2.  Earnings Per Common Share

      The Company computes earnings per share in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share”. The Company’s only dilutive stock equivalents are stock options.

3.  Income Taxes

      The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

4.  Contingencies

      On or about December 11, 1998, a purported class action was filed in the United States District Court for the District of Massachusetts on behalf of all purchasers of the Company’s Common Stock during the period from and including September 30, 1997 through July 15, 1998: Fitzer v. Security Dynamics Technologies Inc., Charles R. Stuckey, Jr., D. James Bidzos, Arthur W. Coviello, Jr., John Adams, Marian G. O’Leary and Linda B. Saris, Civil Action No. 98-CV-12496-WGY. The plaintiffs subsequently dismissed without prejudice the claims against Ms. Saris. The plaintiffs filed an amended complaint on May 4, 1999. The amended complaint in the action asserts that the defendants misled the investing public concerning demand for the Company’s products, the strengths of its technologies, and certain trends in the Company’s business. Plaintiffs seek unspecified damages, interest, costs and fees of their attorneys, accountants and experts. On July 30, 1999, the Company served its Motion to Dismiss the amended complaint on the plaintiffs, and on October 15, 1999, the plaintiffs served their Memorandum of Law in opposition to the Company’s Motion to Dismiss. The Company intends to defend the lawsuit vigorously. Although the amounts claimed may be substantial, the Company cannot predict the ultimate outcome or estimate the potential loss, if any, related to the lawsuit. The Company believes that the disposition of this matter will not have a material adverse effect on the Company’s consolidated financial position. However, the adverse resolution of the lawsuit could materially affect the Company’s results of operations or liquidity in any one annual or quarterly reporting period.

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On or about May 20, 1999, Kenneth P. Weiss, the founder and a former director, officer and employee of the Company, filed a demand for arbitration alleging that: (a) the Company constructively terminated Mr. Weiss in May 1996 in violation of his Employment Agreement with the Company, and (b) the Company breached its obligations under Mr. Weiss’ Employment Agreement by refusing to release certain assignments of patents. The Company believes that Mr. Weiss’ claims are without merit, and intends to defend the matter vigorously. On July 26, 1999, the Company filed, with the American Arbitration Association, an answering statement and counterclaim to Mr. Weiss’ demand. On September 14, 1999, Mr. Weiss filed his answering statement to the Company’s counterclaim and on October 18, 1999 filed a Motion for Bifurcation. The Company believes that the disposition of this matter will not have a material adverse effect on the Company’s consolidated financial position.

5.  Investments

      In January 1998, VeriSign, Inc. (“VeriSign”) concluded an initial public offering of its common stock. As a result of VeriSign’s initial public offering, and in accordance with the equity method of accounting, the Company recognized as a gain the increase in the amount of its investment in VeriSign of $11,976, representing its proportionate share of VeriSign’s equity as of December 31, 1997, after considering VeriSign’s net proceeds from the offering. In January 1999, VeriSign completed a secondary offering of its common stock, including the sale of 1,000,000 shares held by the Company, for a realized gain $74,489. In addition, the Company recognized a gain of $12,576 representing the increase in the amount of its investment as a result of the secondary offering.

      In June 1999, the Company’s ownership percentage in VeriSign decreased below 10%, and accordingly on, July 1, 1999, the Company classified its VeriSign investment as an available for sale marketable security.

      During September 1999, one of the Company’s investments, Trintech Ltd. (“Trintech”) concluded an initial public offering of its ordinary shares. The Company is restricted in its right to sell the Trintech shares until March 21, 2000 by certain provisions of an agreement between the Company and the underwriters of the Trintech offering.

6.  Restructuring

      During the first quarter of 1999, the Company commenced and substantially completed consolidation of certain operations in order to promote operational efficiency. The Company recorded costs of $6,550 consisting of severance costs of $3,800, facility exit costs of $2,000 and legal and other direct costs of completing the consolidation plan of $750. Costs of approximately $2,200 were accrued and unpaid at September 30, 1999 and consisted of facility exit costs of $2,000 and termination benefits of $200, payable through the first quarter of 2000.

      During the third quarter of 1999, in order to further streamline operations, the Company implemented and completed a second plan of reorganization. In connection with this plan, the Company recorded charges of $3,800 relating to severance costs of $3,200 and other direct costs of $600. Approximately $900 is accrued and unpaid at September 30, 1999 and consists of severance costs of $400 (which is payable through the first quarter of 2000) and other direct costs of $500 which will be paid in the fourth quarter of 1999.

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Comprehensive Income

      The Company adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income” effective January 1, 1998. For the three and nine months ended September 30, 1999 and 1998, comprehensive income was:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	1999	1998	1999	1998

Net income	$58,585	$3,188	$142,569	$16,826

Other comprehensive income, net of tax:

Unrealized holding gain (loss) on securities arising during the period	205,505	198	205,370	112

Foreign currency translation Adjustments	34	(728)	(247)	(1,171)

Comprehensive income	$264,124	$2,658	$347,692	$15,767

      Accumulated other comprehensive income consists of the following:

		Unrealized
	Foreign	Holding	Accumulated
	Currency	(Loss)	Other
	Translation	Gain on	Comprehensive
	Adjustments	Securities	Income

Balance, December 31, 1998	$(1,175)	$202	$(973)

Period change	(257)	(219)	(476)

Balance, March 31, 1999	(1,432)	(17)	(1,449)

Period change	(24)	84	60

Balance, June 30, 1999	(1,456)	67	(1,389)

Period change	34	205,505	205,539

Balance, September 30, 1999	$(1,422)	$205,572	$204,150

      Unrealized holding gains were $342,508 and $342,283 and $330 and $187 for the three and nine months ended September 30, 1999 and 1998, respectively. Unrealized holding gains net of related tax benefits were $205,505 and $205,370 and $198 and $112 for the three and nine months ended September 30, 1999 and 1998, respectively.

8.  Stockholders’ Equity

  Common Stock

      On January 27, 1999, the Board of Directors adopted, and on May 5, 1999 the stockholders approved, an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 80,000,000 to 150,000,000 shares.

  1994 Stock Option Plan

      On January 27, 1999, the Board of Directors adopted, and on May 5, 1999 the stockholders approved, amendments to the Company’s 1994 Stock Option Plan, as amended, which, increased the aggregate number of shares of common stock thereunder from 9,570,000 to 11,570,000 shares.

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  1994 Director Stock Option Plan

      On January 27, 1999, the Board of Directors adopted, and on May 5, 1999 the stockholders approved, an amendment to the Company’s 1994 Director Stock Option Plan increasing the number of shares of common stock thereunder from 300,000 to 500,000 shares.

  Employee Stock Purchase Plan

      On July 2, 1999, the Board of Directors adopted, and on July 30, 1999 the stockholders approved, an amendment to the Company’s 1994 Employee Stock Purchase Plan, increasing the number of shares of common stock thereunder from 400,000 to 1,000,000 shares.

  Share Repurchase Program

      On October 12, 1998, the Company announced that its Board of Directors had authorized the Company to repurchase up to 4,000,000 shares of its Common Stock during the 12-month period ending October 11, 1999. As of September 30, 1999, the Company completed the program and acquired 3,385,000 shares of its Common Stock, for an aggregate purchase price of $54,644.

      On October 13, 1999, the Company announced that its Board of Directors had authorized the Company to repurchase up to an additional 4,000,000 shares of its Common Stock during the 12-month period ending October 12, 2000. The timing and amount of shares repurchased will be determined by the Company’s management based on its evaluation of market and economic conditions. Repurchased shares may be used for the Company’s stock option plans, employee stock purchase plan and other stock benefit plans, and for general corporate purposes. As of October 31, 1999 the Company had acquired 867,500 shares of its common stock, for an aggregate purchase price of $28,034.

  Stockholder Rights Plan

      On July 20, 1999, the Company announced that its Board of Directors had adopted a Stockholder Rights Plan and a Rights Agreement to govern the Plan in which common stock purchase rights (each, a “Right”) would be distributed as a dividend at the rate of one Right for each share of the Company’s common stock outstanding as of the close of business on July 30, 1999. Each Right entitles rightsholders to purchase one share of the Company’s common stock at a purchase price of $125.00, subject to adjustment (the “Purchase Price”). The Rights will be exercisable if another party acquires, or obtains the right to acquire, beneficial ownership of 15% or more of the Company’s common stock, or upon the commencement of a tender or exchange offer that, if consummated, would result in another party acquiring 15% or more of the Company’s common stock. In the event of an acquisition or a similar event, each Right, except those owned by the acquiring party, will enable the holder of the Right to purchase that number of shares of the Company’s common stock which equals the Purchase Price divided by one-half of the current market price (as defined in the Rights Agreement) of such common stock.

      In addition, if the Company is involved in a merger or other transaction with another company in which it is not the surviving corporation, or it sells or transfers 50% or more of its assets or earning power to another company, each Right will entitle its holder to purchase that number of shares of common stock of the acquiring company which equals the Purchase Price divided by one-half of the current market price of such company’s common stock. The Company will generally be entitled to redeem the Rights at $0.001 per Right at any time until the tenth business day following the later of a public announcement that an acquiring party has acquired, or obtained the right to acquire, 15% or more of the Company’s common stock or the actual knowledge by an executive officer of the Company of such acquisition. Unless the Rights are redeemed or exchanged earlier, they will expire on July 20, 2009.

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Segments

      The Company has identified only one distinct and reportable segment that meets the criteria established under SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information": Enterprise Network and data security solutions. The segment generates revenue from two distinct product lines: enterprise solutions hardware, software, maintenance and professional services and OEM solutions including licensing software toolkits and protocol products, certain software components, maintenance and professional services. The Company’s chief operating decision makers (determined to be the Chief Executive Officer and the President) and the Board of Directors do not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and operating results.

      The Company’s operations are conducted throughout the world. The Company’s principal markets for its products are, in order of significance, the United States, Europe, Canada, Asia/Pacific, and Latin America. Operations in the United States represent individually more than 10% of revenues or income from operations. The Company’s operations in other countries are individually insignificant and have been included in “Rest of world” below. The following table presents information about the Company’s operating segments:

PRODUCT LINES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Revenues	1999	1998	1999	1998

Enterprise solutions	$42,793	$31,986	$118,685	$97,180

OEM solutions	12,865	8,815	37,454	27,239

	$55,658	$40,801	$156,139	$124,419

GEOGRAPHIC AREAS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Revenues	1999	1998	1999	1998

United States	$38,939	$29,710	$109,929	$92,276

Rest of world	16,719	11,091	46,210	32,143

	$55,658	$40,801	$156,139	$124,419

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption “Certain Factors That May Affect Future Results.”

      The Company is a leading provider of enterprise network and data security solutions to corporate end users (“Enterprise”) and original equipment manufacturer (“OEM”) customers. The Company was founded in 1984 and began shipping its RSA SecurID® tokens in 1986. Prior thereto, the Company was primarily engaged in research and development activities. In December 1991, the Company introduced its RSA ACE/ Server® software products for enterprise information protection using client/server architecture. The Company believes that its growth has historically been driven by the emergence of local and wide-area networks and a corresponding increase in users with direct access to core enterprise systems and confidential data. The Company also believes that the number of users with such direct access is increasing because of the growth of the Internet and corporate intranets and extranets.

      The Company’s revenue is derived primarily from two distinct product lines: Enterprise solutions (which includes sales of RSA SecurID® tokens, licensing of RSA ACE/ Server® software, RSA Keon™ and RSA SecurPC® software and maintenance and professional services) and OEM solutions (which includes licensing of RSA BSAFE® cryptography toolkits and protocol products, RSA Keon components, and maintenance and professional services). Customers’ purchases typically include sale of RSA SecurID tokens (which are programmed at the request of the customer to operate for a fixed period of up to four years), RSA ACE/ Server software, sale of replacement tokens and sale of additional tokens and software associated with an increase in the number of users, including use by vendors, suppliers, customers and clients of the Company’s customers. RSA ACE/ Server, and RSA Keon software license fees are typically based on the number of users authorized under a license. RSA BSAFE software licensing terms vary by product, but are typically composed of both initial fees plus ongoing royalties paid as a percentage of the OEM’s product or service revenues. Sales to existing customers also include revenue associated with amendments to licensing agreements, usually in order to accommodate licensing of new software or technology, to increase the field of use rights, or both.

      The Company’s direct sales to customers in countries outside of the United States are denominated in the local currency. As a result, fluctuations in currency exchange rates could affect the profitability in U.S. dollars of the Company’s products sold in these markets. The Company’s sales through indirect distribution channels are generally denominated in U.S. dollars.

Results of Operations

      The following table sets forth income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items, for the three and nine months ended September 30, 1999 and 1998.

	Percentage of		Period-to-	Percentage of		Period-to-
	Total		Period	Total		Period
	Revenue		Change	Revenue		Change

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,

	1999	1998		1999	1998

Revenue	100.0%	100.0%	—	100.0%	100.0%	—

Cost of revenue	20.2	20.5	(0.3)	21.2	23.2	(2.0)

Gross profit	79.8	79.5	0.3	78.8	76.8	2.0

Costs and expenses:

Research and development	17.5	19.1	(1.6)	17.4	18.0	(0.6)

Purchased research and development	—	—	—	—	.2	(0.2)

Marketing and selling	44.9	39.7	5.2	39.8	35.7	4.1

General and administrative	12.8	10.4	2.4	12.3	11.2	1.1

Restructuring	6.8	—	6.8	6.6	—	6.6

Threatened litigation	—	4.6	(4.6)	—	1.5	(1.5)

Merger and integration	—	—	—	—	2.1	(2.1)

Total	82.0	73.8	8.2	76.1	68.7	7.4

Income from operations	(2.2)	5.7	(7.9)	2.7	8.1	(5.4)

Interest income	4.7	4.9	(0.2)	4.2	5.2	(1.0)

Gain on sale of VeriSign common stock	151.5	4.5	147.0	136.8	1.5	135.3

Gain from increase in investment value	—	—	—	8.1	9.6	(1.5)

Equity in loss from operations of equity Investment	—	(3.0)	3.0	(0.3)	(1.9)	1.6

Income before provision for income taxes	154.0	12.1	141.9	151.5	22.5	129.0

Provision for income taxes	48.9	4.5	44.4	60.1	9.4	50.7

Minority interests	0.2	0.2	—	—	0.4	(0.4)

Net income	105.3%	7.8%	97.5%	91.4%	13.5%	77.9%

Revenue

      Total revenue increased 36.4% in the third quarter of 1999 to $55.7 million from $40.8 million in the third quarter of 1998. Total revenue increased 25.5% in the first nine months of 1999 to $156.1 million from $124.4 million in the first nine months of 1998. Approximately 73% and 68% of the increase in revenue during the third quarter and first nine months of 1999, respectively, was attributable to increased sales from the Enterprise product line, primarily RSA SecurID tokens and RSA AceServer software. The remaining increase during these periods was primarily attributable to increased sales from the OEM product line, primarily licensing of RSA BSAFE cryptography products.

      International revenue increased 50.7% in the third quarter of 1999 to $16.7 million from $11.0 million in the third quarter of 1998 and increased 43.8% in the first nine months of 1998 to $46.2 million from $32.1 million in the first nine months of 1998. International revenue accounted for 30% and 27% of total revenue in the third quarters of 1999 and 1998, respectively, and 30% and 26% of total revenue in the first nine months of 1999 and 1998, respectively.

Cost of Revenue and Gross Profit

      The Company’s gross profit increased 36.9% in the third quarter of 1999 to $44.4 million from $32.4 million in the third quarter of 1998 and increased 28.8% in the first nine months of 1999 to

$123.1 million from $95.5 million in the first nine months of 1998. Gross profit as a percentage of revenue increased in the third quarter and the first nine months of 1999 to 79.8% and 78.8% of revenues, respectively, compared to 79.5% and 76.8% of revenues for the third quarter and first nine months of 1998, respectively. The percentage increase in the third quarter and first nine months of 1999 was due primarily to increased Enterprise product revenue with lower material costs and the write-off, in the first nine months of 1998, of $3.0 million under a license agreement with a third party.

Research and Development

      Research and development expenses increased 24.9% in the third quarter of 1999 to $9.8 million from $7.8 million in the third quarter of 1998, and increased 20.7% in the first nine months of 1999 to $27.1 million from $22.7 million in the first nine months of 1998. Research and development expenses decreased as a percentage of revenue to 17.5% and 17.4% in the third quarter and first nine months of 1999 from 19.1% and 18%, in the third quarter and first nine months of 1998, respectively. The increase in research and development expenses primarily resulted from increased payroll costs associated with the employment of additional staff. During the first nine months of 1998, the Company purchased and recorded as purchased research and development certain technology from a third party for $.2 million.

Marketing and Selling

      Marketing and selling expenses increased 54.2% in the third quarter of 1999 to $25.0 million from $16.2 million in the third quarter of 1998, and increased 39.8% in the first nine months of 1999 to $62.2 million from $44.5 million in the first nine months of 1998. Marketing and selling expenses increased as a percentage of revenue to 44.9% and 39.8% in the third quarter and first nine months of 1999 from 39.7% and 35.7% in the third quarter and first nine months of 1998, respectively. Approximately 54.9% and 27.2% of the increase in marketing and selling expenses during the third quarter and the first nine months of 1999, respectively, were attributable to the Company’s corporate relaunch in September 1999. Approximately 27.6% and 48.2% of the increase in marketing and selling expenses during the third quarter and the first nine months of 1999, respectively, were attributable to increased payroll costs associated with the employment of additional staff. Approximately 11.4% and 23.2% of the dollar increase in marketing and selling expenses during the third quarter and the first nine months of 1999, respectively, were attributable to increased sales commission due to increased revenue.

General and Administrative

      General and administrative expenses increased 68.5% in the third quarter of 1999 to $7.1 million from $4.2 million in the third quarter of 1998, and increased 38.5% in the first nine months of 1999 to $19.2 from $13.9 million in the first nine months of 1998. General and administrative expenses increased as a percentage of revenue to 12.8% and 12.3% in the third quarter and the first nine months of 1999 from 10.4% and 11.2% in the third quarter and first nine months of 1998, respectively. Approximately 55.1% and 58.4% of the increase in general and administration expenses during the third quarter and the first nine months of 1999, respectively, resulted from increased payroll associated with the employment of additional staff. Approximately 20.3% and 27% of the increase in general and administration expenses during the third quarter and the first nine months of 1999, respectively were primarily due to increased professional fees. Approximately 18.9% and 10.2% of the increase in general and administration expenses during the third quarter and the first nine months of 1999, respectively, were attributable to the Company’s corporate relaunch in September 1999.

Merger and Integration Expense

      Merger and integration expenses, consisting of legal, accounting, investment banking and other expenses were $2.6 million in the first nine months of 1998.

Restructuring

      During the first nine months of 1999, the Company commenced and substantially completed consolidation of certain operations in order to promote operational efficiency. In the first quarter of 1999, the Company recorded costs, primarily severance and facility exit costs, of $6.6 million in connection with this effort. In the third quarter the Company recorded costs for severance of approximately $3.8 million. Costs of approximately $3.1 million were accrued and unpaid at September 30, 1999 and consisted of facility exit costs of $2.0 million, other direct costs of $.5 million and termination benefits of $.6 million, payable through the first quarter of 2000.

Interest Income

      Interest income and other increased in the third quarter and the first nine months of 1999 to $2.6 million and $6.6 million from $2.0 million and $6.5 million in the third quarter and the first nine months of 1998, respectively. The increase in interest income and other was primarily due to increase in cash and marketable securities generated from the sale of VeriSign common stock. The increase was partially offset by a decrease in interest income due to transfer of a portion of the Company’s marketable securities portfolio from taxable investments to tax exempt obligations.

Investment in VeriSign Common Stock

      During the third quarter and first nine months of 1999, the Company sold a portion of its investment in VeriSign common stock and recorded gains of $84.3 million and $213.6 million, respectively. In July 1999, the Company’s ownership percentage in VeriSign decreased below 10% and the Company began accounting for its investment as an available for sale marketable security, accordingly it has not recorded any provision for the results of VeriSign’s operations in the third quarter of 1999, versus a loss of $1.2 million in the third quarter of 1998. The Company recorded gains of $12.6 million and $12.0 million resulting from the write-up under the equity method of its investment in VeriSign common stock during the first nine months of 1999 and 1998, respectively.

Provision for Income Taxes

      The provision for income taxes increased to $27.2 million and $93.9 million, during the third quarter and the first nine months of 1999, respectively from $1.8 million and $11.7 million in the third quarter and the first nine months of 1998, respectively, primarily due to higher income subject to taxation including the above gains on sales of VeriSign stock. The Company’s effective tax rate for the third quarter and first nine months of 1999 differs from the expected statutory rate primarily due to benefits resulting from the Company’s shift of a portion of its marketable securities portfolio from taxable investments to tax exempt obligations, state and foreign taxes and certain tax credits.

Minority Interest

      26% of one of the Company’s Japan subsidiaries is held by minority interest shareholders. Minority interest in the subsidiary’s net income was $88.0 million and $25.0 million, during the third quarter and the first nine months of 1999, respectively, versus minority interest in the subsidiary’s net income of $78 million and $535 million in the third quarter and the first nine months of 1998, respectively.

Net Income

      As a result of the above factors, net income in the third quarter and the first nine months of 1999 increased to $58.6 million and $142.6 million from $3.2 million and $16.8 million, respectively, in the third quarter and first nine months of 1998.

Liquidity and Capital Resources

  Liquidity

      Cash used from operations for 1999 was $31.0 million primarily due to taxes paid on non-operating gains associated with the sale of Verisign shares. Cash provided in 1998 was $3.7 million, primarily from net income offset by changes in working capital accounts, accounts receivable, inventory and reduction of current liabilities, and adjustments for provisions and gains on sale of investments.

      Cash provided from investing activities for 1999 was $166.0 million and used $61.6 million in 1998. For 1999 and 1998 cash of $9.8 million and $12.8 million, respectively was used for purchases of property and equipment. Net proceeds from the purchase and sale of marketable securities for 1999 and 1998 was $48.4 million and $44.6 million respectively. During the fourth quarter of 1997, the Company commenced implementation of a management information system, which is designed to better meet the Company’s worldwide information and business process needs. The system, which is represented by the manufacturer to be Year 2000 compliant, became operational in October 1998. See “Year 2000 Issues”. The Company incurred costs of approximately $5.3 million in connection with the implementation of the system, of which $.5 million was spent in the first nine months of 1999. The Company does not anticipate any additional spending of significant amounts on the system, for the remainder of 1999.

      Cash used for financing activities in 1999 was $31.0 million and provided $3.3 million in 1998. In 1999 and 1998, the Company generated $11.5 million and $3.3 million from exercise of stock options and employee stock purchase plan purchases. During 1999, the Company repurchased its common stock in the amount of $42.5 million.

      At September 30, 1999, the Company had cash, cash equivalents and marketable securities of $669 million and working capital of $512 million. The Company has historically funded its operations primarily from cash generated from its operating activities. The Company believes that working capital will be sufficient to meet its anticipated cash requirements through at least 2001.

Other

  Mergers and Acquisitions

      The Company continues to seek acquisitions of businesses, strategic investments, products and technologies that are complementary to those of the Company. The Company is continuing to identify and prioritize additional security technologies that it may wish to develop either internally or through the licensing or acquisition of products from third parties. While the Company engages from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that the Company will be able to successfully integrate any acquired business. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms that are not favorable to the Company and, in the case of equity financings, may result in dilution to the Company’s stockholders.

  Certain Agreements

      The Company has an agreement with Progress Software Corporation (“Progress Software”) for the right to use certain of its software to enhance the functionality of the Company’s RSA ACE/ Server and RSA Keon software. The royalty is recorded as a component of cost of sales as the related products are sold. Prepaid royalties were $2.4 million at September 30, 1999.

      During September 1998, the Company entered into employment agreements with substantially all of the Company’s management team, including most of the Company’s executive officers. The Board of Directors determined that such employment agreements were necessary to effectively incentivize and retain key management team members in a competitive employment marketplace. The agreements generally provide for minimum annual salaries and that during the period commencing on September 1, 1998 and ending on

March 1, 2000, the Company may terminate the employee only for nonperformance of his or her duties, or for cause, subject to criteria and definitions set forth therein.

      In December 1998, the Company amended its Development Agreement with VeriSign (the “Amendment”) to appoint the Company the exclusive distributor of VeriSign’s certificate authority software. The Amendment provides, among other things, that each year during the first five years following the date of the Amendment, the Company may elect to retain its exclusive status, subject to payment by the Company of certain prepaid license fees each year during that five-year period. In addition to $.5 million paid at the execution of the agreement, prepaid license fees are due in minimum quarterly installments and range from $1.1 million to $4.0 million, beginning in 1999 through 2003.

  Share Repurchase Program

      On October 12, 1998, the Company announced that its Board of Directors had authorized the Company to repurchase up to 4,000,000 shares of its Common Stock during the 12-month period ending October 11, 1999. As of September 30, 1999 the Company completed the program and had acquired 3,385,000 shares of its Common Stock, for an aggregate purchase price of $54.6 million.

      On October 13, 1999, the Company announced that its Board of Directors had authorized the Company to repurchase up to an additional 4,000,000 shares of its Common Stock during the 12-month period ending October 12, 2000. The timing and amount of shares repurchased will be determined by the Company’s management based on its evaluation of market and economic conditions. Repurchased shares may be used for the Company’s stock option plans, employee stock purchase plan and other stock benefit plans, and for general corporate purposes. As of October 31, 1999 the Company had acquired 867,500 shares of its Common Stock, for an aggregate purchase price of $28.0 million.

  Stockholder Rights Plan

      On July 20, 1999 the Company announced that its Board of Directors had adopted a Stockholder Rights Plan and a Rights Agreement to govern the Plan in which common stock purchase rights (each, a “Right”) would be distributed as a dividend at the rate of one Right for each share of the Company’s Common Stock outstanding as of the close of business on July 30, 1999. Each Right entitles rightsholders to purchase one share of Common Stock of the Company at a purchase price of $125.00, subject to adjustment (the “Purchase Price”). The Rights will be exercisable if another party acquires, or obtains the right to acquire, beneficial ownership of 15% or more of the Company’s Common Stock, or upon the commencement of a tender or exchange offer that, if consummated, would result in another party acquiring 15% or more of the Company’s Common Stock. In the event of an acquisition or a similar event, each Right, except those owned by the acquiring party, will enable the holder of the Right to purchase that number of shares of the Company’s Common Stock which equals the Purchase Price divided by one-half of the current market price (as defined in the Rights Agreement) of such Common Stock.

      In addition, if the Company is involved in a merger or other transaction with another company in which it is not the surviving corporation, or it sells or transfers 50% or more of its assets or earning power to another company, each Right will entitle its holder to purchase that number of shares of common stock of the acquiring company which equals the Purchase Price divided by one-half of the current market price of such company’s common stock. The Company will generally be entitled to redeem the Rights at $0.001 per Right at any time until the tenth business day following the later of a public announcement that an acquiring party has acquired, or obtained the right to acquire, 15% or more of the Company’s Common Stock or the actual knowledge by an executive officer of the Company of such acquisition. Unless the Rights are redeemed or exchanged earlier, they will expire on July 20, 2009.

  Year 2000 Issues

     Overview

      Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields must accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, software and computer systems may need to be upgraded or replaced in order to comply with such “Year 2000” requirements.

  State of Readiness

     Company Products

      The Company has implemented a testing program designed to ensure that its products continue to operate after December 31, 1999. The testing program has been completed for the most recent versions of all of the Company’s software products, and substantially completed with respect to the Company’s hardware products.

      In measuring Year 2000 readiness, the Company has applied the following specifications: “Year 2000 Ready” means that: (1) no value for current date will cause any interruption in operation; (2) date-based functionality must be consistent for dates prior to, during and after Year 2000; (3) in all interfaces and data storage, the century in any date must be specified either explicitly or by unambiguous algorithms or inferencing rules; and (4) Year 2000 must be recognized as a leap year.

      The Company’s RSA SecurID tokens are Year 2000 Ready. Assuming that a customer is utilizing the Company’s software products in conjunction with a Year 2000 Ready operating system, then the Company’s most recent software releases, RSA ACE/ Server v3.3, Kane Security Analyst™ v4.5, Kane Security Monitor™ v3.2, RSA Keon™ Security Server v4, RSA Keon™ Desktop v4, RSA Keon™ Agents v4, RSA Keon™ Agent SDK, RSA Keon™ UNIX Platform Security v4, (Keon software products were formerly known as BoKS), Keon Certificate Server v5.0, RSA SoftID®, RSA SecurPC®, BSAFE-Crypto-C, BSAFECrypto-J, BSAFE Cert-C, BSAFE SSL-C and BSAFE SSL-J, are Year 2000 Ready. The Company’s ACE/ Sentry® hardware products are Year 2000 Ready. Certain prior versions of the Company’s software products, as well as the Company’s ACM 100, 400 and 1600 hardware products, are not fully Year 2000 Ready, and customers have been informed of the status of the Company’s products in the ordinary course of business. In certain circumstances, the Company may make available to customers who have implemented prior releases of the Company’s software products software updates to make the products Year 2000 Ready.

      While the Company has created and implemented what it believes to be an effective Year 2000 Readiness testing program for its products, the Company’s products may contain undetected errors or defects associated with Year 2000 date functions. Such errors or defects in the Company’s products could result in delay or loss of revenue and diversion of development resources, which might materially adversely affect the Company’s business, financial condition or results of operations.

  Company Systems

      The Company has established a Year 2000 task force to determine the state of readiness of all Company information technology (“IT”) and non-IT systems, including the microprocessors contained in infrastructure products, such as card-swipe entry devices, which are used at the Company’s facilities. The task force consists of employees with expertise in areas the Company believes could be affected if any system is not Year 2000 Ready. The task force has established a Year 2000 compliance plan. The scope of the plan is to (i) identify the third-party equipment, software, vendors, systems and suppliers used by the Company which are not Year 2000 Ready, and (ii) replace non-Year 2000 Ready third-party equipment and software with Year 2000 Ready equipment and software.

      The Year 2000 compliance plan is divided into the following phases: (1) the Inventory Phase, in which the Company identified all products and systems which are created or used by the Company in the course of its operations; (2) the Analysis Phase, in which the Company determined what, if any, Year 2000 Readiness issues may exist with respect to any product or system; (3) the Solution Development Phase, in which the Company designed and/or obtained from third-party vendors methods to correct any Year 2000 Readiness issues which were identified in the prior phase; and (4) the Implementation Phase, in which the Company deployed solutions for the identified problems.

      The Company’s Year 2000 task force has substantially completed the Inventory, Analysis, Solution Development and Implementation Phases for all of the Company’s IT and non-IT systems.

      The Year 2000 task force has identified certain IT systems licensed by the Company’s Customer Support and Engineering groups that must be upgraded in order to make the systems Year 2000 Ready. In each case, the Company has purchased maintenance and support from those application vendors, and has received or expects to receive upgrades from the vendors at no additional cost. With respect to certain other business applications and systems licensed by the Company from third parties (including but not limited to the Company’s telephone systems and management information system installed in 1998), the Company is relying on those licensors’ written representations that the applications are Year 2000 Ready.

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

  Risks to the Company

      In the event of a failure of some or all of the Company’s IT and non-IT systems on January 1, 2000, the Company’s operations may be substantially curtailed until the Company or its third-party suppliers develop a solution to address each system’s failure. In such event, the Company might be unable to: (a) produce RSA SecurID tokens, (b) track development of Company software products, (c) book orders for products, (d) access customer support records, (e) operate its Internet site, (f) receive email, or (g) prepare its financial statements for fourth quarter 1999 or periods thereafter.

      In addition, the Company has made representations and warranties, both in contracts and in written communications, to certain of its customers regarding the Year 2000 Readiness of its products. The Company has reviewed all of those representations to determine the accuracy of those statements, given the ongoing Year 2000 testing of the Company’s products. The Company has determined that it made Year 2000 Readiness representations in fewer than 10% of its customer contracts, and many of those customers have requested, and received, Year 2000 Ready versions of the Company products.

      In the event that any contractual representation made by the Company regarding Year 2000 Readiness is not accurate, the Company will seek to upgrade the affected customer to the Company’s current Year 2000 Ready version of the product(s) being used by that customer. In the event any affected customer chooses not to upgrade to the most recent versions of the Company’s products, the Company will seek to amend the affected license agreement to address the error. In the event that the Company: (i) has made a materially inaccurate statement regarding Year 2000 Readiness of its products and (ii) is not able to amend the contract to address the error, the Company may face the risk of one or more lawsuits from its customers alleging breach of representation.

  Contingency Plans

      As described above, the Company has identified potential vulnerabilities associated with the change of the century, both in its own product offerings and in the systems utilized by the Company in the ordinary course of business. The Company is devoting resources to resolving the issues inherent in its own product offerings, as well as working with providers of systems to the Company to ensure that business is not substantially interrupted as a result of the date change. However, given the possibility of system failure as a result of the century change, the Company has developed contingency plans to address such possibility.

      The foregoing shall be considered a Year 2000 readiness disclosure to the maximum extent allowed under the Year 2000 Information and Readiness Disclosure Act.

Certain Factors That May Affect Future Results

      A number of uncertainties exist that could affect the Company’s future operating results, including, without limitation, general economic conditions, the Company’s continued ability to develop and introduce products, the introduction of new products by competitors, pricing practices of competitors, expansion of the Company’s sales distribution capability, the cost and availability of components and the Company’s ability to control costs.

      The Company’s quarterly operating results may vary significantly depending on a number of factors, including the timing of the introduction or enhancement of products by the Company or its competitors, the sizes, timing and shipment of individual orders, market acceptance of new products, changes in the Company’s operating expenses, personnel changes, mix of products sold, changes in product pricing, development of the Company’s direct and indirect distribution channels and general economic conditions.

      The Company’s success is highly dependent on its ability to enhance its existing products and to develop and introduce new products in a timely manner. If the Company were to fail to introduce new products on a timely basis, the Company’s operating results could be adversely affected. To date, substantially all of the Company’s revenues have been attributable to sales of its enterprise network and data security products. Existing and new versions of such products are expected to continue to represent a high percentage of the Company’s revenue for the foreseeable future. As a result, any factor adversely affecting sales of these products and services could have a materially adverse effect on the Company’s financial condition and results of operations.

      The Company’s success is dependent on the success of its RSA Keon product line, which is a family of enterprise security solutions being developed by the Company that would enable organizations to support and manage the growing use of public and private keys, digital signatures and digital certificates for verifying user identities and establishing information access privileges for such users in an enterprise. The success of the RSA Keon software is dependent on a number of factors, including without limitation delays in product development, undetected software errors or bugs, competitive pressures, technical difficulties, market acceptance of new technologies, including without limitation the use and implementation of various certificate management and key management technologies, changes in customer requirements and government regulations, delays in developing strategic partnerships, and general economic conditions.

      Certain components of the Company’s products are currently purchased from single or limited sources and any interruption in the supply of such components could adversely affect the Company’s operating results.

      International sales have represented a significant portion of the Company’s sales. The international business and financial performance of the Company may be affected by general economic conditions abroad, fluctuations in foreign exchange rates, difficulties in managing accounts receivables, tariff regulations and difficulties in obtaining export licenses.

      All of the Company’s products are subject to U.S. export control laws and applicable foreign government import, export, and/or use restrictions. Minimal U.S. export restrictions apply to all products, whether or not they perform encryption. Current U.S. export regulations require export licenses, or at least a one-time technical review, before most encryption products may be exported to countries other than Canada. The

Company believes that it has obtained necessary approvals for the export of the products it currently exports. There can be no assurance, however, that the list of products and countries requiring government approvals and the applicable regulatory policies will not be revised from time to time or that the Company will be able to obtain necessary regulatory approvals for the export of future products. The inability of the Company to obtain required approvals under these regulations could adversely affect the ability of the Company to make international sales.

      Exports of the Company’s encryption products, or products licensed from other parties bundled with its encryption technology, are expected to continue to be restricted by the United States and various foreign governments. Exports of commercial encryption products are regulated by the Export Administration Regulations of the U.S. Commerce Department, while exports of encryption products designed or adapted for military use require export licenses under the International Traffic in Arms Regulations of the U.S. State Department. Until recently, the U.S. government generally prohibited exports of encryption products with key lengths of greater than 40 bits. Under new regulations issued in 1996 and 1998, commercial encryption products with key lengths of up to 56 bits may be widely exported after a one-time technical review by the U.S. Commerce Department. “Key recovery” encryption products which enable authorized law enforcement agencies to obtain readable text without the knowledge or cooperation of the end-user may be exported, regardless of key length, after a one-time technical review. Certain non-recovery products of any key length are eligible for export to limited classes of end-users in certain countries, following a one-time technical review and subject to various post-shipment reporting requirements; eligible recipients include subsidiaries of U.S. companies, banks and financial institutions, health and medical organizations, and online merchants. Other non-recovery encryption products may be exported to other countries and end-users under special Encryption Licensing Agreements or individual export licenses which may be issued at the discretion of the U.S. Commerce Department. These regulations may be modified at any time, and there can be no assurance that the Company will be authorized to export encryption products from the United States in the future. As a result, the Company may be at a disadvantage in competing for international sales compared to companies located outside the United States that are not subject to such restrictions.

      In the fourth quarter of 1998, the Company established a subsidiary in Australia which developed a protocol-level encryption technology known as “SSL” without using any export-controlled U.S.-origin encryption technologies or software and without “technical assistance” from any U.S. persons. Accordingly, the Company obtained a written opinion from the U.S. Commerce Department that this technology is not subject to the jurisdiction of the U.S. export laws. The technology, however, is subject to the export laws of Australia, and the Company has received a license from the Australian Government to export object code versions of the SSL technology to specified countries, including the United States. In order to remain outside of U.S. export control jurisdiction, the Company has implemented policies and procedures to ensure that U.S. personnel working for the Company do not inadvertently provide technical assistance to the Company’s Australian subsidiary which is developing future versions of the SSL technology. However, there can be no assurance that the U.S. government will not deem the SSL technology to be subject to U.S. export laws in the future, or that the applicable Australian export restrictions will not be modified in the future, or that the Company will continue to receive the required Australian export authorizations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  Market Risk

      The Company does not generally use derivative financial instruments. The Company generally purchases its marketable securities in high credit quality instruments, primarily U.S. Government and Federal Agency obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of ten years or less. The Company does not expect any material loss from its marketable security investments and therefore believes that its potential interest rate exposure is not material. The Company also makes strategic equity investments determined by the Board of Directors. The Company routinely evaluates the realizable value of these investments using qualitative and quantitative factors including discounted cash flow analysis and liquidation value assessments.

      During September 1999, one of the Company’s investments, Trintech Ltd. (“Trintech”) concluded an initial public offering of its ordinary shares. The Company is restricted in its right to sell the Trintech shares until March 21, 2000 by certain provisions of an agreement between the Company and the underwriters of the Trintech offering.

      To protect its marketable securities position, the Company sold put and call options on its VeriSign shares to independent third parties. These put and call options entitle the holders to buy or sell shares of VeriSign common stock on certain dates at specified prices, and permit a net-share settlement at the Company’s option. On October 31, 1999, three million shares were covered by these put and call options. The outstanding put and call options expire between December 31, 1999 and September 30, 2002 and have strike prices ranging from $94.92 to $153.99 per share.

      The Company invoices customers primarily in U.S. Dollars and in local currency in those countries in which the Company has branch and subsidiary operations. The Company is exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. The Company does not enter into foreign currency hedge transactions. Through September 30, 1999, foreign currency fluctuations have not had a material impact on the Company’s financial position or results of operation, and therefore the Company believes that its potential foreign currency exchange rate exposure is not material.

      The foregoing risk management discussion and the effects thereof are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in global financial markets. The analytical methods used by the Company to assess and mitigate risk discussed above should not be considered projections of future events or losses.

New Accounting Pronouncement

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FASB 133), “Accounting for Derivative Instruments and Hedging Activities,” which requires adoption in fiscal years beginning after June 15, 2000 while earlier adoption is permitted at the beginning of any fiscal quarter. The Company is required to adopt the Standard by fiscal 2002. The effect of adopting the Standard is currently being evaluated but is not expected to have a material effect on the Company’s consolidated results of operations or financial position. FASB 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The ineffective portion, if any, of a derivative’s change in fair value will be immediately recognized in earnings.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      On or about December 11, 1998, a purported class action was filed in the United States District Court for the District of Massachusetts on behalf of all purchasers of the Company’s Common Stock during the period from and including September 30, 1997 through July 15, 1998: Fitzer v. Security Dynamics Technologies Inc., Charles R. Stuckey, Jr., D. James Bidzos, Arthur W. Coviello, Jr., John Adams, Marian G. O’Leary and Linda B. Saris, Civil Action No. 98-CV-12496-WGY. The plaintiffs subsequently dismissed without prejudice the claims against Ms. Saris. The plaintiffs filed an amended complaint on May 4, 1999. The amended complaint in the action asserts that the defendants misled the investing public concerning demand for the Company’s products, the strengths of its technologies, and certain trends in the Company’s business. Plaintiffs seek unspecified damages, interest, costs and fees of their attorneys, accountants and experts. On July 30, 1999, the Company served its Motion to Dismiss the amended complaint on the plaintiffs, and on October 15, 1999, the plaintiffs served their Memorandum of Law in opposition to the Company’s Motion to Dismiss. The Company intends to defend the lawsuit vigorously. Although the amounts claimed may be substantial, the Company cannot predict the ultimate outcome or estimate the potential loss, if any, related to the lawsuit. The Company believes that the disposition of this matter will not have a material adverse effect on the Company’s consolidated financial position. However, the adverse resolution of the lawsuit could materially affect the Company’s results of operations or liquidity in any one annual or quarterly reporting period.

      On or about May 20, 1999, Kenneth P. Weiss, the founder and a former director, officer and employee of the Company, filed a demand for arbitration alleging that: (a) the Company constructively terminated Mr. Weiss in May 1996 in violation of his Employment Agreement with the Company, and (b) the Company breached its obligations under Mr. Weiss’ Employment Agreement by refusing to release certain assignments of patents. The Company believes that Mr. Weiss’ claims are without merit, and intends to defend the matter vigorously. On July 26, 1999, the Company filed, with the American Arbitration Association, an answering statement and counterclaim to Mr. Weiss’ demand. On September 14, 1999, Mr. Weiss filed his answering statement to the Company’s counterclaim and on October 18, 1999 filed a Motion for Bifurcation. The Company believes that the disposition of this matter will not have a material adverse effect on the Company’s consolidated financial position.

Item 2.  Changes in Securities and Use of Proceeds

      (a)  Not applicable.

      (b)  On July 20, 1999 the Company announced that its Board of Directors had adopted a Stockholder Rights Plan and a Rights Agreement to govern the Plan in which common stock purchase rights (each, a “Right”) would be distributed as a dividend at the rate of one Right for each share of the Company’s Common Stock outstanding as of the close of business on July 30, 1999. Each Right entitles rightsholders to purchase one share of Common Stock of the Company at a purchase price of $125.00, subject to adjustment (the “Purchase Price”). The Rights will be exercisable if another party acquires, or obtains the right to acquire, beneficial ownership of 15% or more of the Company’s Common Stock, or upon the commencement of a tender or exchange offer that, if consummated, would result in another party acquiring 15% or more of the Company’s Common Stock. In the event of an acquisition or a similar event, each Right, except those owned by the acquiring party, will enable the holder of the Right to purchase that number of shares of the Company’s Common Stock which equals the Purchase Price divided by one-half of the current market price (as defined in the Rights Agreement) of such Common Stock.

      In addition, if the Company is involved in a merger or other transaction with another company in which it is not the surviving corporation, or it sells or transfers 50% or more of its assets or earning power to another company, each Right will entitle its holder to purchase that number of shares of common stock of the acquiring company which equals the Purchase Price divided by one-half of the current market price of such company’s common stock. The Company will generally be entitled to redeem the Rights at $0.001 per Right at any time until the tenth business day following the later of a public announcement that an acquiring party has acquired, or obtained the right to acquire, 15% or more of the Company’s Common Stock or the actual knowledge by an executive officer of the Company of such acquisition. Unless the Rights are redeemed or exchanged earlier, they will expire on July 20, 2009.

      (c)  On September 24, 1999, the Company issued a Common Stock Purchase Warrant to General Electric Company giving General Electric Company the right to purchase from the Company 80,000 shares of the Company’s Common Stock at a purchase price of $24.938 per share. Such warrant expires on March 24, 2002. The Company issued such warrant in connection with an enterprise license entered into between the Company and General Electric Company.

      The warrant was issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a sale by the Company not involving a public offering. The basis for this exemption is satisfaction of the conditions of Rule 506 under the Securities Act in that the offer and sale satisfied all the terms and conditions of Rules 501 and 502 under the Securities Act, there were no more than 35 purchasers of securities from the Company, other than accredited investors, and the purchaser, either alone or with its purchaser representative, had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of the prospective investment. No underwriters were involved with such issuance and sale.

      (d)  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      On July 30, 1999, the Company held a Special Meeting of Stockholders to vote upon a proposal to approve an amendment to the Company’s 1994 Employee Stock Purchase Plan, as amended, to increase the number of shares of Common Stock authorized for issuance thereunder from 400,000 to 1,000,000 shares. On July 2, 1999, the record date for determination of stockholders entitled to vote at the Special Meeting, there were outstanding and entitled to vote 38,883,576 shares of Common Stock. The results of the voting at the Special Meeting were as follows:

FOR	32,885,865

AGAINST	3,348,832

ABSTAIN	234,483

NON-VOTES	0

Item 5.  Other Information

      On July 14, 1999, the Board of Directors of the Company approved the merger of its wholly owned subsidiary, RSA Data Security, Inc., with and into the Company and the change of the Company’s corporate name to RSA Security Inc. On September 10, 1999, the Company filed a Certificate of Ownership and Merger with respect to such merger with the office of the Secretary of State of the State of Delaware.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

      The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of or are included in this Quarterly Report on Form 10-Q.

(b)  Reports on Form 8-K:

      On July 23, 1999, the Company filed a Current Report on Form 8-K reporting the adoption of a Stockholder Rights Plan.

      On September 13, 1999, the Company filed a Current Report on Form 8-K reporting the change in the name of the Company as a result of the merger of one of its subsidiaries into the Company.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSA SECURITY INC.

/s/ JOHN F. KENNEDY

John F. Kennedy
Senior Vice President, Finance,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Dated: November 14, 1999

EXHIBIT INDEX

Item	Description

2.1	Certificate of Ownership and Merger merging RSA Data Security, Inc. into the Company, as filed with the office of the Secretary of State of the State of Delaware on September 10, 1999, is incorporated herein by reference to exhibits filed with the Company’s Current Report on Form 8-K dated September 13, 1999.
4.1	Rights Agreement dated as of July 20, 1999 between the Company and State Street Bank and Trust Company, which includes as Exhibit A the Form of Rights Certificate and as Exhibit B the Summary of Rights to Purchase Common Stock, is incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A (File No. 000-25120).
4.2	Common Stock Purchase Warrant of the Company dated September 24, 1999 in favor of General Electric Company.
*10.1	Amendment Number One to Agreement and Release dated July 20, 1999 between the Company and D. James Bidzos.
*10.2	1994 Employee Stock Purchase Plan, as amended.
11.1	Computation of Income Per Common and Common Equivalent Share.
27.1	Financial Data Schedule.

*  Denotes management contract or compensatory plan or arrangement.