Form 10-Q
period 2000-03-31
RSA SECURITY INC/DE/
filed 2000-05-11
CIK 932064

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  [X]     No  [   ]

      As of April 30, 2000, there were outstanding 39,491,174 shares of the Registrant’s Common Stock, $.01 par value per share.

RSA SECURITY INC.

FORM 10-Q

For the Three Months Ended March 31, 2000

PART I.  FINANCIAL INFORMATION

RSA SECURITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

Item 1.  Financial Statements

	March 31,	December 31,
	2000	1999

ASSETS

Current assets:

Cash and cash equivalents	$178,179	$122,170

Marketable securities	971,401	1,261,111

Accounts receivable (less allowance for doubtful accounts of $900 in 2000 and $1,032 in 1999)	43,887	42,735

Inventory	7,321	7,857

Prepaid expenses and other	16,017	12,480

Prepaid income taxes	—	8,054

Total current assets	1,216,805	1,454,407

Property and equipment, net	34,014	34,096

Other assets:

Investments	1,500	—

Deferred taxes	21,221	21,221

Other	2,380	2,400

Total other assets	25,101	23,621

	$1,275,920	$1,512,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$5,535	$7,626

Accrued payroll and related benefits	20,035	13,094

Accrued expenses and other	14,045	15,557

Income taxes payable	5,507	—

Deferred revenue	17,519	17,058

Deferred taxes	162,714	161,731

Unrealized hedge liability	411,238	686,034

Total current liabilities	636,593	901,100

Commitments and contingencies:

Stockholders’ equity:

Common stock, $.01 par value; authorized 150,000,000 shares; issued, 41,423,439 shares; outstanding, 39,609,664 and 38,906,227 shares in 2000 and 1999, respectively	414	414

Additional paid-in capital	202,014	201,086

Retained earnings	272,664	248,064

Deferred stock compensation	(59)	(62)

Treasury stock, common, at cost, 1,813,775 and 2,517,212 shares in 2000 and 1999, respectively	(71,048)	(74,144)

Accumulated other comprehensive income	235,342	235,666

Total stockholders’ equity	639,327	611,024

	$1,275,920	$1,512,124

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2000	1999

Revenue	$63,340	$48,672

Cost of revenue	12,890	11,437

Gross profit	50,450	37,235

Costs and expenses:

Research and development	10,934	8,229

Marketing and selling	21,989	17,943

General and administrative	8,036	5,933

Restructuring	—	6,550

Total	40,959	38,655

Income (loss) from operations	9,491	(1,420)

Interest income and other	3,188	2,043

Income from investing activities	27,038	74,131

Income before provision for income taxes	39,717	74,754

Provision for income taxes	15,117	33,832

Minority interests	—	67

Net income	$24,600	$40,989

Basic earnings per share:

Per share amount	$0.63	$1.03

Weighted average shares	39,317	39,737

Diluted earnings per share:

Per share amount	$0.56	$0.97

Weighted average shares	39,317	39,737

Effect of dilutive options and warrants	4,555	2,314

Adjusted weighted average shares	43,872	42,051

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2000	1999

Cash flows from operating activities:

Net income	$24,600	$40,989

Adjustments to reconcile net income to net cash provided by operating activities:

Income from investing activities	(27,038)	(74,489)

Equity in loss from operations of equity investment	—	358

Deferred taxes	985	(827)

Depreciation and amortization	2,400	2,453

Stock compensation	282	292

Minority interests	—	(67)

Increase (decrease) in cash from changes in:

Accounts receivable	(1,373)	1,845

Inventory	536	2,235

Prepaid expenses and other	(3,555)	2,914

Accounts payable	(2,077)	(2,979)

Accrued payroll and related benefits	6,987	(2,843)

Accrued expenses and other	(1,472)	2,341

Prepaid and income taxes payable	13,585	34,781

Deferred revenue	487	2,180

Net cash provided by operating activities	14,347	9,183

Cash flows from investing activities:

Purchases of marketable securities	(174,086)	(254,166)

Proceeds from sale and maturities of marketable securities	215,277	265,698

Purchases of property and equipment	(2,298)	(3,758)

Proceeds from sale of VeriSign common stock	—	76,475

Investments and other	(1,500)	1,679

Net cash provided by investing activities	37,393	85,928

Cash flows from financing activities:

Proceeds from issuance of stock under option and employee purchase plans	14,365	3,247

Purchase of Company common stock	(19,673)	(33,327)

Sale of put options	8,950	—

Other	103	—

Net cash provided by (used for) financing activities	3,745	(30,080)

Effects of exchange rate changes on cash and cash equivalents	524	(947)

Net increase in cash and cash equivalents	56,009	64,084

Cash and cash equivalents, beginning of period	122,170	33,178

Cash and cash equivalents, end of period	$178,179	$97,262

      Cash payments for income taxes were $944 and $1,152 for the three months ended March 31, 2000 and 1999, respectively

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

1.  Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements include the accounts of RSA Security Inc. (the “Company”) and its wholly owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 1999.

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and reflect all adjustments of normal recurring nature considered necessary to present fairly results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

      Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries.

      Income Taxes — The Company provides for income taxes for interim periods based on the estimated effective tax rate for the full year. Cumulative adjustments to tax provisions are recorded in the interim period in which a change in the estimated annual effective rate is determined.

      Earnings Per Common Share — Basic earnings per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per common share is computed using the weighted average number of common shares outstanding plus the effect of potential outstanding common shares, including options and warrants using the “treasury stock” method.

2.  VeriSign, Inc. Investment

      Income from investing activities was $27,038 for the first quarter of 2000 and arose from the sale of VeriSign, Inc. (“VeriSign”) common stock. Until June 30, 1999 the Company had accounted for its investment in VeriSign under the equity method. Income from investing activities was $74,131 for the first quarter of 1999 and arose primarily from the sale of VeriSign common stock, net of the Company’s equity in VeriSign’s loss of $358. After June 1999, investments in VeriSign common stock have been accounted for as marketable securities available for sale.

      The Company bought put options and sold call options on its VeriSign shares to ensure that at least a portion of the unrealized gain is fully hedged and ultimately realized.. The call options entitle the holders to buy shares of VeriSign common stock and the put options allow the Company to sell shares of VeriSign common stock on certain dates at specified prices, or permit a net-share settlement at the Company’s option. On March 31, 2000, 5,000,000 shares were covered by these put and call options. The outstanding put and call options expire quarterly in 500,000 share increments between June 30, 2000 and September 30, 2002 and have exercise prices ranging from $47.46 to $77.00 per share. The options are recorded at intrinsic value, resulting in an unrealized hedge liability. As of March 31, 2000, unrealized gains of $739,314, net of the unrealized hedge liability of $411,238 net to a maximum realizable value of $328,076. If the put and call option program is followed to maturity, the Company will realize total pre-tax gains ranging from a minimum of $243,386 to a maximum of $328,076. There were no premiums paid for the options.

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

      The effective date of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” is January 1, 2001. The effect of adopting SFAS No. 133 is being evaluated. The Company estimates that, based on the valuation of certain put and call options on its holdings of the common stock of VeriSign as of March 31, 2000, the effect of adopting this standard would be to decrease net gains from investments by $33,979. This decrease in net gains from investments is a non-cash transaction and will be offset by realized gains on the sale of VeriSign common stock. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The ineffective portion, if any, of a derivative’s change in fair value will be immediately recognized in earnings.

3.  Strategic Investments

      In January 2000 the Company announced the formation of RSA Capital Inc., a wholly owned subsidiary that invests in e-businesses. The Board of Directors has authorized the Company to invest up to $100,000 in the RSA Capital investment fund, RSA Ventures I, LLC.

      Typical investments are expected to consist of equity instruments. Investments in companies where ownership is less than 20% are accounted for using the cost method. Investments in companies where ownership exceeds 20%, but which are not majority-owned or controlled, are accounted for using the equity method. Investments in companies where majority ownership or control exists are accounted for using the consolidation method. The Company routinely evaluates the realizable value of its investments using qualitative and quantitative factors including discounted cash flow analysis and liquidation value assessments.

      RSA Capital holds 5,000,000 shares of VeriSign common stock and 1,917,254 shares of Trintech Group PLC (“Trintech”) common stock. During the first quarter of 2000, RSA Capital completed two additional strategic investments in preferred and common stock of e-business aggregating $1,500. These investments are being accounted for using the cost method.

      Expenses incurred in connection with RSA Capital are primarily for general and administration management and legal matters and were $354 during the first quarter of 2000.

4.  Restructuring

      In 1999, the Company commenced and substantially completed consolidation of certain operations in order to promote operational efficiency. The Company recorded costs of $11,350, of which $6,550 were recorded in the first quarter of 1999. These costs consisted primarily of severance costs of $9,370 for 41 employees who were employed primarily in research and development and general and administrative activities for the formerly separate operations of Intrusion Detection, Inc., and facility exit costs of $1,980. Facility exit costs consist primarily of estimated shortfalls of sublease rental income compared to minimum lease payments due under a lease agreement. Costs of approximately $2,565 were accrued and unpaid at March 31, 2000 and consisted of facility exit costs of $1,749, other direct costs of $715 and termination benefits of $101, payable through the second quarter of 2000.

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Comprehensive Income

      The Company adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income” effective January 1, 1998. For the three months ended March 31, 2000 and 1999, comprehensive income was:

	Three Months Ended
	March 31,

	2000	1999

Net income	$24,600	$40,989

Other comprehensive income, net of tax:

Holding gain arising during period	15,465	(219)

Less: reclassification adjustment for gains included in net income	(16,225)	—

Net unrealized losses on marketable securities	(760)	(219)

Foreign currency translation adjustments	436	(257)

Other comprehensive income	$24,276	$40,513

      Accumulated other comprehensive income consists of the following:

	Foreign	Holding	Accumulated
	Currency	Gain	Other
	Translation	(Loss) on	Comprehensive
	Adjustments	Securities	Income

Balance, December 31, 1999	$(1,322)	$236,988	$235,666

Period change	436	(760)	(324)

Balance, March 31, 2000	$(886)	$236,228	$235,342

      The tax benefits of unrealized holding losses were $506 and $146 for the three months ended March 31, 2000 and 1999, respectively.

6.  Stockholders’ Equity

  Amended and Restated 1998 Non-Officer Employee Stock Incentive Plan

      During the first quarter of 2000, the Board of Directors authorized an amendment to the Amended and Restated 1998 Non-Officer Employee Stock Incentive Plan to increase the aggregate number of authorized shares of common stock thereunder from 3,589,509 to 4,086,459 shares.

  Share Repurchase Program

      The Company has had a common stock repurchase program since October 1998. Under the initial program, the Company was authorized to repurchase up to 4,000,000 shares of its common stock during the period ended October 11, 1999. During October 1999, a second repurchase program was implemented to repurchase up to an additional 4,000,000 shares during the period ending October 12, 2000, and subsequently increased to 8,000,000 shares. Repurchased shares are used for stock option and employee stock purchase plans, and for general corporate purposes. Since the initial repurchase program was authorized, the Company has repurchased 5,479,500 shares of its common stock, 3,385,000 in the initial program and 2,094,500 in the second program, for an aggregate amount of $134,781, at an average cost of $24.60 per share. The Company purchased 345,000 shares of its common stock during the quarter ended March 31, 2000, for an aggregate amount of $19,672, or $57.02 per share. Of the repurchased shares, 3,666,234 shares aggregating $63,732 have been issued out of treasury stock for stock option and employee stock purchase exercises.

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the first quarter of 2000, the Company sold $9,000 of put options on its common stock to facilitate its share repurchase program. The proceeds were recorded as additional paid-in capital. At March 31, 2000, the Company had outstanding put options covering 1,250,000 common shares, at strike prices ranging from $51.34 to $55.77 per share. These options can only be exercised on certain dates, and expire through May 2001. The Company has the option to settle the options in cash, net shares or through physical delivery of the Company’s shares for cash. The option agreement provides for cash settlement only in certain remote circumstances, such as contract default. Accordingly, any movement relative to this contract in either cash or shares will be recorded as a component of equity. The put options that had strike prices in excess of the current value at March 31, 2000 of $51.81 were considered dilutive and are included in the calculation of earnings per share.

      The Company has also entered into forward purchase contracts for 427,500 shares of its common stock in order to lock in a purchase price for its repurchase program. The contracts provide for quarterly reset provisions through the first quarter of 2001. If the market price of the Company’s common stock on a reset date is higher or lower than the forward purchase price of $64.95, the net differential will be respectively received or paid by the Company. The Company has the option to pay or receive net cash, net shares or settle with a cash payment for the gross amount of shares. Accordingly, any movement relative to this contract in either cash or shares will be recorded as a component of equity. The current fair value of the Company’s common stock at March 31, 2000 of $51.81 was below the forward purchase price and therefore has a dilutive effect on the earnings per share calculation.

      Under rules promulgated in March 2000 by the Financial Accounting Standards Board’s Emerging Issues Task Force “(EITF”), and unless the Company is able to modify the contracts to exclude certain cash settlement provisions, the Company will be required, beginning in January 2001, to account for its forward purchase contracts and put options as derivative assets and liabilities. The Company is seeking to modify the cash settlement provisions. If the contracts are accounted for as derivatives, changes in their fair values will be recognized in earnings. The Company is evaluating the effects of adopting this rule, if required, on its earnings and financial position.

7.  Segments

      The Company has two reportable segments, E-Security Solutions, and RSA Capital (formed January 2000). The E-Security Solutions segment operations are from the sale of software licenses, hardware, maintenance and professional services through two product lines, Enterprise solutions and Developer solutions. RSA Capital makes strategic investments and operations are from such investments. The segments were determined primarily on how management views and evaluates the business.

      The table below presents information about the Company’s reportable segments for the three months ended March 31, 2000 and 1999:

	Three months ended March 31, 2000			Three months ended March 31, 1999

	E-Security	RSA		E-Security	RSA
	Solutions	Capital	Consolidated	Solutions	Capital	Consolidated

Revenue	$63,340	—	$63,340	$48,672	—	$48,672

Operating income (loss)	$9,845	($354)	$9,491	($1,420)	—	($1,420)

Interest income and other	$3,188	—	$3,188	$2,043	—	$2,043

Income from investing activities	—	$27,038	$27,038	—	$74,131	$74,131

Depreciation and amortization	$2,400	—	$2,400	$2,453	—	$2,453

Identifiable assets	$452,146	$823,774	$1,275,920	$311,422	$9,630	$321,052

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s operations are conducted throughout the world. Operations in the United States represent more than 10% of revenues and income from operations. The Company’s operations in other countries are individually insignificant and have been included in “Rest of world” below. The following tables present information about E-Security Solutions revenues:

PRODUCT AND SERVICES:

	Three Months Ended
	March 31,

	2000	1999

Enterprise solutions	$47,425	$36,218

Developer solutions	15,915	12,454

	$63,340	$48,672

GEOGRAPHIC AREAS:

	Three Months Ended
	March 31,

	2000	1999

United States	$43,491	$34,804

Rest of world	19,849	13,868

	$63,340	$48,672

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

      The Company is a leading provider of electronic security (“e-security”) solutions. The Company helps organizations build secure, trusted foundations for electronic business (“e-business”) through use of the Company’s two-factor user authentication, encryption and public key management products and solutions. The Company sells to corporate (“Enterprise”) end users seeking turnkey e-security solutions, and to original equipment manufacturers and developers (“Developer”) seeking software development components for embedding security in a range of applications. In addition to providing e-security solutions, in January 2000 the Company formed RSA Capital Inc., a wholly owned subsidiary that invests in e-businesses.

      The Company was founded in 1984 and began shipping its RSA SecurID® authenticators in 1986. Prior thereto, the Company was primarily engaged in research and development activities. In December 1991, the Company introduced its RSA ACE/ Server® software products for Enterprise network protection using a client/server architecture. The Company believes that its growth has historically been driven by the emergence of networks, including the Internet and a corresponding increase in users with direct access to core enterprise systems and confidential data. Further, the Company believes the number of users with such direct access is increasing because of the growth of the Internet and corporate intranets and extranets.

      The Company’s revenue is derived primarily from two distinct product lines: Enterprise solutions (including RSA SecurID authenticators, RSA ACE/ Server software, RSA Keon® software, and maintenance and professional services) and Developer solutions (including RSA BSAFE®cryptographic software tools and protocol products, RSA Keon components, and maintenance and professional services). Enterprise customers’ purchases typically include an initial sale of RSA SecurID authenticators and RSA ACE/ Server software. As the customer’s use of the products expands to include more users, such as the customer’s vendors, suppliers, customers and clients, subsequent sales of additional or replacement authenticators and software are completed. RSA SecurID authenticators are programmed at the customer’s request to operate for a fixed period of up to four years, and RSA ACE/ Server and RSA Keon software license fees are typically based on the number of users authorized under the customer’s license. With respect to Developer solutions, RSA BSAFE software licensing terms vary by product, but are typically composed of both initial fees and ongoing royalties paid as a percentage of the Developer’s product or service revenues. Sales to existing Developer customers also include revenue associated with amendments to licensing agreements, usually in order to accommodate licensing of new software or technology to the customer, to increase the field of use rights, or both.

      In January 2000, the Company’s announced the formation of RSA Capital Inc., a wholly owned subsidiary that invests in e-businesses though its RSA Capital RSA Ventures I, LLC investment fund. Typical investments are expected to consist of equity instruments. RSA Capital holds shares of VeriSign common stock and shares of Trintech common stock. During the first quarter of 2000, RSA Capital completed two additional strategic investments in preferred and common stock of e-business. These investments are being accounted for using the cost method. Expenses incurred in connection with RSA Capital are primarily for general and administration management and legal matters.

      The Company’s direct sales to its customers in countries outside of the United States are denominated in the local currency. As a result, fluctuations in currency exchange rates could affect the profitability in U.S.

dollars of the Company’s products sold in those markets. The Company’s sales through indirect distribution channels are generally denominated in U.S. dollars.

      The Company’s RSA SecurID authenticators are produced by two outside contract manufacturing organizations and certain product lines contain technology, that is licensed from third parties. The Company’s cost of revenue consists primarily of costs associated with the manufacture and delivery of RSA SecurID authenticators, and royalty fees payable by the Company under licenses for third parties’ technology included in its products. Cost of revenue also includes professional service, customer support, and production costs. Production costs include programming labor, shipping, inspection and quality control functions associated with the RSA SecurID authenticators. In the future, gross profit may be affected by several factors, including changes in product mix and distribution channels, price reductions (resulting from volume discounts or otherwise), competition, changes in the cost of revenue (including any software license fees or royalties payable by the Company) and other factors.

Results of Operations

      The following table sets forth income and expense items as a percentage of total revenue for the three months ended March 31, 2000 and 1999.

	Percentage of
	Total
	Revenue

	Three Months
	Ended
	March 31,

	2000	1999

Revenue	100.0%	100.0%

Cost of revenue	20.4	23.5

Gross profit	79.6	76.5

Costs and expenses:

Research and development	17.3	16.9

Marketing and selling	34.7	36.9

General and administrative	12.7	12.2

Restructuring	—	13.4

Total	64.7	79.4

Income (loss) from operations	14.9	(2.9)

Interest income and other	5.0	4.2

Income from investing activities	42.7	152.3

Income before provision for income taxes	62.6	153.6

Provision for income taxes	23.9	69.5

Minority interests	—	0.1

Net income	38.7%	84.2%

Revenue

      Total revenue increased 30.1% in the first quarter of 2000 to $63.3 million from $48.7 million in the first quarter of 1999. Sales to Enterprise solution customers increased 30.9% in the first quarter of 2000 to $47.4 million from $36.2 million in the first quarter of 1999, and sales to Developer customers increased 27.8% in the first quarter of 2000 to $15.9 million from $12.5 million in the first quarter of 1999. Approximately 76% of the increase in revenue during the first quarter of 2000 was attributable to increased sales to Enterprise solution customers, and approximately 24% of the increase was attributable to increased sales to Developer customers. The Company believes that the overall increase in sales was attributable to the growth in the e-security market due to increased use of the Internet and corporate intranets and extranets.

      International revenue increased 43.1% in the first quarter of 2000 to $19.8 million from $13.9 million in the first quarter of 1999. International revenue accounted for 31.3% and 28.5% of total revenue in the first quarters of 2000 and 1999, respectively.

Gross Profit

      The Company’s gross profit increased 35.5% in the first quarter of 2000 to $50.5 million from $37.2 million in the first quarter of 1999. Gross profit as a percentage of revenue increased in the first quarter of 2000 to 79.6 % of revenues, compared to 76.5% of revenues for the first quarter of 1999. The gross profit percentage increase during the first quarter of 2000 was primarily attributable to increased sales volume on higher margin products in the Enterprise solutions product line.

Research and Development

      Research and development expenses increased 32.9% in the first quarter of 2000 to $10.9 million from $8.2 million in the first quarter of 1999. Research and development expenses increased as a percentage of revenue to 17.3% in the first quarter of 2000 from 16.9% in the first quarter of 1999. The majority of the increase in research and development expenses resulted from increased payroll expenses associated with the employment of additional staff.

Marketing and Selling

      Marketing and selling expenses increased 22.5% in the first quarter of 2000 to $22.0 million from $17.9 million in the first quarter of 1999. Marketing and selling expenses decreased as a percentage of revenue to 34.7% in the first quarter of 2000 from 36.9% in the first quarter of 1999. Approximately 70% of the increase in absolute dollars in marketing and selling expenses during the first quarter of 2000 was from increased payroll and overhead costs associated with the employment of additional staff, and approximately 12% of the increase in absolute dollars was from increased sales commission expense from increased revenue.

General and Administrative

      General and administrative expenses increased 35.4% in the first quarter of 2000 to $8.0 million from $5.9 million in the first quarter of 1999. General and administrative expenses increased as a percentage of revenue to 12.7% in the first quarter of 2000 from 12.2% in the first quarter of 1999. Approximately 88% of the increase in general and administration expenses during the first quarter of 2000 was from increased payroll and overhead costs associated with the employment of additional staff, and the balance of the increase was from increased professional fees related to the protection of intellectual property and other litigation. Expenses incurred in connection with RSA Capital were primarily for general and administration management and legal matters and were $0.4 million during the first quarter of 2000.

Restructuring

      In 1999, the Company commenced and substantially completed consolidation of certain operations in order to promote operational efficiency. The Company recorded costs of $11.4 million, of which $6.6 million were recorded in the first quarter of 1999. These costs consisted primarily of severance costs of $9.4 million for employees who were employed primarily in research and development and general and administrative activities for the formerly separate operations of Intrusion Detection, Inc., and facility exit costs of $2.0 million. Facility exit costs consist primarily of estimated shortfalls of sublease rental income compared to minimum lease payments due under a lease agreement. Costs of approximately $2.6 million were accrued and unpaid at March 31, 2000 and consisted of facility exit costs of $1.8 million, other direct costs of $0.7 million and termination benefits of $0.1 million, payable through the second quarter of 2000.

Interest Income

      Interest income and other increased in the first quarter of 2000 to $3.2 million from $2.0 million in the first quarter of 1999 from a combination of interest earned on higher cash and marketable securities balances and higher interest rates.

Income from Investing Activities

      RSA Capital recognized income from investing activities of $27.0 million for the first quarter of 2000 which arose from the sale of VeriSign common stock. Until June 30, 1999 the Company had accounted for its investment in VeriSign under the equity method. Income from investing activities was $74.1 million for the first quarter of 1999 and was primarily from the sale of VeriSign common stock, net of the Company’s equity in VeriSign’s loss of $0.4 million. After June 1999, investments in VeriSign common stock are accounted for as marketable securities available for sale.

Provision for Income Taxes

      The provision for income taxes decreased to $15.3 million during the first quarter of 2000, from $33.8 million in the first quarter of 1999, primarily due to lower pre-tax income. The Company’s effective tax rate decreased to 38.1% for the first quarter of 2000 from 45.3% in the first quarter of 1999 primarily due to the effect of state taxes on investment income.

Liquidity and Capital Resources

      Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days, increased $56.0 million and $64.0 million during the quarters ended March 31, 2000 and 1999, respectively. The major elements of the first quarter 2000 increase include cash provided from operations of $14.3 million, cash provided from investing activities of $37.4 million, primarily from RSA Capital’s sale of VeriSign common shares, and cash from proceeds of exercise of employee stock option and employee stock purchase plans of $14.4 million. These increases were offset by cash used of $19.7 million to repurchase Company common stock and purchases of property and equipment of $2.3 million. For 1999, the major elements of the increase in cash and cash equivalents were cash provided from operating activities of $9.2 million and cash provided from investing activities of $85.9 million, the majority of which came from the sale of VeriSign common shares. These increases were offset by cash used of $33.3 million for the share repurchase program and purchases of property and equipment of $3.8 million during the first quarter of 1999. The Company anticipates that repurchases will continue to constitute a significant use of future cash resources.

      Cash used for investing activities includes purchases by RSA Capital of two strategic investments in preferred and common stock of e-businesses aggregating $1.5 million.

      During the first quarter of 2000, the Company sold put options on its common stock and generated additional cash proceeds of $9.0 million.

      The Company believes that cash generated from operating activities will be sufficient to fund its working capital requirements through at least the next twelve months. Current cash on hand, and the cash generated from the exercise of employee options and purchase plans will be adequate to fund its planned capital and financing expenditures for the duration of the fiscal year.

Year 2000 Issues

      The transition from calendar year 1999 to 2000 was completed with no significant impact to the Company’s operations. The Company will continue to evaluate year 2000 related exposures with respect to its suppliers and customers. The Company will also continue to monitor its systems, facilities and products to ensure that no year 2000 problems occur over the next few months. Costs associated with year 2000 compliance to date have not been material. The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to year 2000 compliance issues.

Certain Factors That May Affect Future Results

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

      The Company’s stock price has been volatile and is likely to remain volatile. During 1999, the Company’s stock price ranged from a per share high of $77.50 to a low of $14.88. At the close of the market on April 25, 2000, the Company’s stock price was $52.75. Announcements, litigation developments and the Company’s ability to meet the expectations of brokerage firms, industry analysts and investors with respect to its operating and financial results may contribute to this volatility.

      The market for the Company’s products is new and still developing, and demand for the Company’s products depends highly on the continued growth in the use of computer networks, including the Internet, to allow users access to confidential and proprietary information and resources. E-security technology is constantly changing as the Company and its competitors introduce new products and retire old ones and as customer requirements quickly develop and change. In addition, the standards for e-businesses and e-security are continuing to evolve. The Company’s future success will depend in part upon its ability to enhance its existing products and to introduce new, competitively priced products with features that meet changing customer requirements, all in a timely and cost-effective manner. However, the Company may not be successful in introducing new or enhanced products. A number of factors, including the following, could have an adverse impact on the success of a product:

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

      During 1999, the Company launched its RSA Keon product line, a family of security solutions designed to enable organizations to support and manage the growing use of public and private keys, digital signatures and digital certificates for verifying user identities and establishing information access privileges for users. This new product line is critical to the Company’s strategy and the evolution of its business into new markets. If the RSA Keon product line is not successful, the Company’s financial condition or results of operations could be adversely affected. All of the factors listed above as affecting the success of new products generally also affect the RSA Keon product line. In addition, RSA Keon’s success especially depends on market acceptance of digital certificate and public and private key management technologies.

      The Company’s market is highly competitive, and some of the Company’s current and potential competitors have significantly greater financial, marketing and technical resources than the Company. The Company may not have sufficient resources to make the investments in its research and development and sales and marketing organizations and may not be able to make the technological advances necessary to maintain its competitive position.

      International sales accounted for more than 30% of the Company’s revenue in each of the years ended December 31, 1997, 1998 and 1999 and in the quarter ended March 31, 2000. There are certain risks inherent in doing business internationally, including:

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

      An important patent developed at the Massachusetts Institute of Technology (U.S. Patent No. 4,405,829) and licensed to the Company will expire on September 20, 2000. An implementation of the cryptographic algorithm described in this patent is embodied in the Company’s RSA BSAFE cryptographic tool products. To date, the Company has vigorously enforced its exclusive rights to the patented technology against infringers who have released, or threatened to release, competing products that use the invention embodied in the patent. The Company does not know what effect the expiration of the patent will have, but it believes that the expiration may encourage competitors to market competing products that previously would have infringed the patent.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to a variety of risks, including changes in the market value of its investments and its common stock. In the normal course of business, the Company employs established policies and procedures to manage these risks.

      The Company generally purchases its marketable securities in high credit quality instruments, primarily U.S. Government and Federal Agency obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of ten years or less. The Company does not expect any material loss from the above described marketable security investments and therefore believes that its potential interest rate exposure is not material. The Company routinely evaluates the realizable value of its investments using qualitative and quantitative factors including discounted cash flow analysis and liquidation value assessments.

      The Company, through its RSA Capital segment, also makes strategic equity investments determined by the Board of Directors. The Company’s available for sale securities at March 31, 2000 include 5,000,000 shares of VeriSign common stock and 1,917,254 shares of Trintech common stock. As discussed below derivative financial instruments have been entered into in order protect the Company’s position in its investment in VeriSign. The Company’s position in Trintech has not been protected and a 20% adverse change in its equity price would result in an approximate $14 million decrease in the fair value of the Company’s marketable securities.

      The Company bought put options and sold call options on its VeriSign shares to ensure that at least a portion of the unrealized gain is fully hedged and ultimately realized.. The call options entitle the holders to buy shares of VeriSign common stock and the put options allow the Company to sell shares of VeriSign common stock on certain dates at specified prices, or permit a net-share settlement at the Company’s option. On March 31, 2000, 5,000,000 shares were covered by these put and call options. The outstanding put and call options expire quarterly in 500,000 share increments between June 30, 2000 and September 30, 2002 and have exercise prices ranging from $47.46 to $77.00 per share. The options are recorded at intrinsic value, resulting in an unrealized hedge liability. As of March 31, 2000, unrealized gains of $739,314, net of the unrealized hedge liability of $411,238 net to a maximum realizable value of $328,076. If the put and call option program is followed to maturity, the Company will realize total pre-tax gains ranging from a minimum of $243,386 to a maximum of $328,076. There were no premiums paid for the options.

      During the first quarter of 2000, the Company entered into equity instrument contracts indexed to the Company’s common stock including put options and forward purchase contracts. These equity instruments are designed to facilitate the repurchase of the Company’s common stock and to minimize the effects of employee stock options and employee stock purchase plans on the dilution of earnings per share. However, the market risk associated with these instruments could result in a liability to the Company if the market price of its common stock falls below the contract purchase prices.

      Through March 31, 2000, foreign currency fluctuations have not had a material impact on the Company’s financial position or results of operation and historically, the Company has not entered into foreign currency hedge transactions. The Company invoices customers primarily in U.S. dollars, except in those countries in which the Company has branch or subsidiary operations and the customers invoices are denominated in the local currency. The Company is exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. This exposure is offset by the Company’s use of local currency for operating expenses incurred in those countries. The Company believes that its potential foreign currency exchange rate exposure is not material.

      The foregoing risk management discussion and the effects thereof are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in global financial markets. The analytical methods used by the Company to assess and mitigate risk discussed above should not be considered projections of future events or losses.

New Accounting Pronouncements

      The effective date of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” is January 1, 2001. The effect of adopting SFAS No. 133 is being evaluated. The Company estimates that, based on the valuation of certain put and call options on its holdings of the common stock of VeriSign as of March 31, 2000, the effect of adopting this standard would be to decrease net gains from investments by $33,979. This non-cash transaction will be offset by actual gains recognized on the sale of VeriSign common stock. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The ineffective portion, if any, of a derivative’s change in fair value will be immediately recognized in earnings.

      In March 2000, the EITF issued Issue No. 00-7, “Application of EITF Issue No. 96-13, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, to Equity Derivative Transactions that Contain Certain Provisions that Require Cash Settlement if Certain Events Occur.” EITF Issue No. 96-13 established the accounting standards for equity derivative contracts indexed to and potentially settled in a company’s own stock. It did not address embedded settlement features which are contingent on events which are unlikely to occur. EITF 00-7 addresses embedded settlement features and states that contracts which could require cash payment cannot be accounted for as equity of the issuer. EITF 00-7 is effective on December 31, 2000 except for contracts entered into after March 17, 2000. The effect of adopting EITF 00-7 is being evaluated.

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

      From time to time, the Company has been named as a defendant in other legal actions arising from its normal business activities, which it believes will not have a material adverse effect on the Company or its business.

Item 2.  Changes in Securities and Use of Proceeds

      The Company has an active stock repurchase program. One element of such program is the sale of put options. On February 24, 2000 and February 28, 2000, the Company sold an aggregate of 1.25 million put options with respect to its common stock to a major financial institution and received aggregate proceeds of $9.0 million in connection with such sale. Each put option entitles the holder to sell to the Company by physical delivery, cash delivery or net-share settlement, at the Company’s option, one share of the Company’s common stock at a specified price. The put options sold by the Company during the first quarter expire on various dates through May 2001. The exercise price for 571,000 of the put options is $51.34, and the exercise price for the balance of the options is $55.77.

      In addition, the Company has entered into a forward purchase contract with a major financial institution, which expires during the first quarter of 2001 with quarterly reset dates through the expiration date, with respect to 427,500 shares of its common stock. At each reset date, if the market price of the Company’s common stock is less than the market price on the previous reset date, then the Company has the option to pay the difference to the financial institution in cash or shares of its common stock. If the market price of the Company’s common stock on such reset date is greater than the market price on the previous reset date, then the financial institution will pay the difference to the Company in cash or shares of the Company’s common stock at the Company’s option.

      All of these transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Each transaction was privately negotiated, and each purchaser of options was an accredited investor and qualified institutional buyer. No public offering or public solicitation was made by the Company in the placement of these securities.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

      See the Exhibit Index attached to this Report.

(b)  Reports on Form 8-K:

      The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2000.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSA SECURITY INC.

/s/ JOHN F. KENNEDY

John F. Kennedy
Senior Vice President, Finance,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Dated: May 8, 2000

EXHIBIT INDEX

Item	Description

*10.1	2000 Deferred Compensation Plan.
*10.2	RSA Security Inc. Grantor Trust Agreement, dated March 13, 2000, between the Company and Wachovia Bank, N.A.
*10.3	Form of Amendment Number One to Consulting Agreement, dated March 1, 2000, between the Company and D. James Bidzos
27.1	Financial Data Schedule.

*	Denotes management contract or compensatory plan or arrangement.