Form 10-Q
period 2000-06-30
RSA SECURITY INC/DE/
filed 2000-08-14
CIK 932064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  [X]     No  [   ]

      As of July 17, 2000, there were outstanding 39,933,964 shares of the Registrant’s Common Stock, $.01 par value per share.

RSA SECURITY INC.

FORM 10-Q

For the Quarter Ended June 30, 2000

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

RSA SECURITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2000	1999

ASSETS

Current assets:

Cash and cash equivalents	$148,360	$122,170

Marketable securities	960,068	1,261,111

Accounts receivable (less allowance for doubtful accounts of $1,115 in 2000 and $1,032 in 1999)	50,539	42,735

Inventory	6,114	7,857

Prepaid expenses and other	20,414	12,480

Prepaid income taxes	—	8,054

Total current assets	1,185,495	1,454,407

Property and equipment, net	56,070	34,096

Other assets:

Investments	7,500	—

Deferred taxes	21,220	21,221

Other	2,325	2,400

Total other assets	31,045	23,621

	$1,272,610	$1,512,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$5,688	$7,626

Accrued payroll and related benefits	19,244	13,094

Accrued expenses and other	9,682	15,557

Income taxes payable	11,549	—

Deferred revenue	19,786	17,058

Deferred taxes	130,154	161,731

Unrealized hedge liability	489,883	686,034

Total current liabilities	685,986	901,100

Commitments and contingencies:

Stockholders’ equity:

Common stock, $.01 par value; authorized 300,000,000 shares; issued, 41,423,439 shares; outstanding, 39,103,069 and 38,906,227 shares in 2000 and 1999, respectively	414	414

Additional paid-in capital	197,071	201,086

Retained earnings	309,896	248,064

Deferred stock compensation	(59)	(62)

Treasury stock, common, at cost; 2,320,370 and 2,517,212 shares in 2000 and 1999, respectively	(109,419)	(74,144)

Accumulated other comprehensive income	188,721	235,666

Total stockholders’ equity	586,624	611,024

	$1,272,610	$1,512,124

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Month Ended
	June 30,		June 30,

	2000	1999	2000	1999

Revenue	$66,700	$51,809	$130,040	$100,481

Cost of revenue	13,258	10,382	26,148	21,820

Gross profit	53,442	41,427	103,892	78,661

Costs and expenses:

Research and development	11,256	9,150	22,190	17,378

Marketing and selling	24,001	19,243	45,990	37,186

General and administrative	7,896	6,181	15,932	12,114

Restructurings	(2,079)	—	(2,079)	6,550

Total	41,074	34,574	82,033	73,228

Income from operations	12,368	6,853	21,859	5,433

Interest income and other	3,087	1,905	6,275	3,948

Income from investing activities	45,013	67,211	72,051	141,342

Income before provision for income taxes	60,468	75,969	100,185	150,723

Provision for income taxes	23,236	32,844	38,353	66,676

Minority interests	—	(130)	—	(63)

Net income	$37,232	$42,995	$61,832	$83,984

Basic earnings per share:

Per share amount	$0.95	$1.11	$1.57	$2.14

Weighted average shares	39,370	38,789	39,341	39,254

Diluted earnings per share:

Per share amount	$0.87	$1.05	$1.42	$2.03

Weighted average shares	39,370	38,789	39,341	39,254

Effect of dilutive options and warrants	3,620	1,967	4,137	2,175

Weighted average shares	42,990	40,756	43,478	41,429

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,

	2000	1999

Cash flows from operating activities:

Net income	$61,832	$83,984

Adjustments to reconcile net income to net cash provided by operating activities:

Income from investing activities	(72,051)	(141,867)

Equity in loss from operations of equity investment	—	525

Deferred taxes	—	(825)

Depreciation and amortization	4,820	4,502

Stock compensation	562	564

Minority interests	—	63

Increase (decrease) in cash from changes in:

Accounts receivable	(8,254)	(1,372)

Inventory	1,744	2,606

Prepaid expenses and other	(8,148)	2,876

Accounts payable	(2,209)	(3,718)

Accrued payroll and related benefits	6,338	2,123

Accrued expenses and other	(5,455)	2,404

Prepaid and income taxes payable	19,630	35,820

Deferred revenue	2,861	3,264

Net cash provided by (used for) operating activities	1,670	(9,051)

Cash flows from investing activities:

Purchases of marketable securities	(345,018)	(253,517)

Proceeds from sale and maturities of marketable securities	443,106	353,337

Purchases of property and equipment	(26,691)	(6,648)

Investments	(7,500)	—

Other	(20)	(219)

Net cash provided by investing activities	63,877	92,953

Cash flows from financing activities:

Proceeds from issuance of stock under option and employee purchase plans	21,030	7,847

Purchase of Company common stock	(73,995)	(42,509)

Sale of put options	12,900	—

Other	223	—

Net cash used for financing activities	(39,842)	(34,662)

Effects of exchange rate changes on cash and cash equivalents	485	143

Net increase in cash and cash equivalents	26,190	49,383

Cash and cash equivalents, beginning of period	122,170	33,178

Cash and cash equivalents, end of period	$148,360	$82,561

      Cash payments for income taxes were $17,290 and $29,105 for the six months ended June 30, 2000 and 1999, respectively.

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

2.  Income from Investing Activities

      Income from investing activities was $45,013 and $72,051 for the second quarter and first six months of 2000, respectively. This income arose from the gains on the sale of VeriSign, Inc. (“VeriSign”) common stock of $31,072, and $58,110 for the second quarter and first six months of 2000, respectively, and the sale of Trintech Group PLC (“Trintech”) ordinary shares of $13,941 during the second quarter of 2000. Until June 30, 1999 the Company had accounted for its investment in VeriSign under the equity method and its investment in Trintech as marketable securities available for sale. Income from investing activities was $67,211 and $141,342 for the second quarter and first six months of 1999, respectively. This income arose from the gains on the sale of VeriSign common stock of $54,802 and $129,291 for the second quarter and first six months of 1999, respectively, and gain from increase of investment value of $12,576 for the second quarter of 1999, net of the Company’s equity in VeriSign’s loss of $167 and $525 for the second quarter and first six months of 1999, respectively. After June 1999, investments in VeriSign common stock and Trintech ordinary shares have been accounted for as marketable securities available for sale.

      The Company bought put options and sold call options, which are derivative financial instruments, on its VeriSign shares, to ensure that at least a portion of the unrealized gain is fully hedged and ultimately realized. The call options entitle the holders to buy shares of VeriSign common stock, and the put options allow the Company to sell shares of VeriSign common stock, on certain dates at specified prices, or permit a net-share settlement at the Company’s option. On June 30, 2000, 4,500,000 shares were covered by these put and call options. The outstanding put and call options expire quarterly in 500,000 share increments between September 30, 2000 and September 30, 2002 and have exercise prices ranging from $47.46 to $77.00 per

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share. There were no premiums paid for the options. The options are recorded at intrinsic value (fair market value less unrealized guaranteed gains), resulting in an unrealized hedge liability. As of June 30, 2000, unrealized gains of $786,882, net of the unrealized hedge liability of $489,883 net to a maximum realizable gain of $296,999. If the put and call option program is followed to maturity, the Company will realize total pre-tax gains ranging from a minimum of $218,632 to a maximum of $296,999.

      The derivative financial instruments used to hedge the Company’s investment in VeriSign are held primarily for purposes other than trading. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the financial statements. The Company monitors its positions and the credit quality of counter parties, consisting primarily of major financial institutions, and does not anticipate nonperformance by any counter party. The Company can settle its hedging obligations by delivering its shares of VeriSign common stock.

      The effective date of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “An Amendment of FASB Statement No. 133” is January 1, 2001. SFAS No. 133 and No. 138 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments, through earnings or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The ineffective portion, if any, of the derivative’s change in fair value will be immediately recognized in earnings.

      The Company intends to account for its put and call options on its VeriSign holdings as fair value hedges. The Company estimates that based on the valuation of these put and call options as of June 30, 2000, the effect of adopting SFAS No. 133 and No. 138 would be to record an initial extraordinary loss of $26,844, which represents the ineffective portion of the hedges. This initial non-cash loss will be offset during future periods by non-cash gains and losses from the subsequent adjustments of the hedges to fair value, and cash gains from the sale of VeriSign stock.

3.  Strategic Investments

      In January 2000 the Company announced the formation of RSA Capital Inc., a wholly owned subsidiary authorized to invest in e-business opportunities through its investment fund, RSA Ventures I. The Board of Directors has authorized the Company to invest and solicit investments up to $200,000, with the Company’s portion not to be less than two thirds, or $133,400, of the total investments in the fund. Expenses incurred in connection with RSA Capital are primarily for general and administration management and legal matters, and were $789 and $1,143 during the three and six months ended June 30, 2000, respectively.

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

      The Company holds 4,500,000 shares of VeriSign common stock and 1,252,254 shares of Trintech ordinary shares. During the second quarter of 2000, RSA Capital completed two strategic investments in preferred and common stocks of e-businesses aggregating $6,000, for total investments since inception of $7,500. These investments are being accounted for using the cost method.

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Restructurings

      In 1999, the Company commenced and substantially completed consolidation of certain operations in order to promote operational efficiency. The Company recorded costs of $11,350, of which $6,550 were recorded in the first six months of 1999. These costs consisted primarily of severance costs for 41 employees who were employed primarily in research and development and general and administrative activities for the formerly separate operations of Intrusion Detection, Inc., and facility exit costs. Facility exit costs consisted primarily of estimated shortfalls of sublease rental income compared to minimum lease payments due under a lease agreement. During the second quarter of 2000, the Company reversed $2,079 of previously recorded restructuring costs due to revised estimates of the facility exit costs and associated legal costs. Remaining costs of approximately $387 were accrued and unpaid at June 30, 2000 and consisted primarily of facility exit costs.

5.  Comprehensive Income

      For the three and six months ended June 30, 2000 and 1999, comprehensive income was:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Net income	$37,232	$42,995	$61,832	$83,984

Other comprehensive income, net of tax:

Holding gains (losses) arising during period	(19,510)	84	(4,045)	(135)

Less: reclassification adjustment for gains included in net income	(27,010)	—	(43,235)	—

Net unrealized gains (losses) on marketable securities	(46,520)	84	(47,280)	(135)

Foreign currency translation adjustments	(101)	(24)	335	(281)

Other comprehensive income (loss)	$(9,389)	$43,055	$14,887	$83,568

      Accumulated other comprehensive income consists of the following:

	Foreign	Holding	Accumulated
	Currency	Gain	Other
	Translation	(Loss) on	Comprehensive
	Adjustments	Securities	Income

Balance, December 31, 1999	$(1,322)	$236,988	$235,666

Period change	436	(760)	(324)

Balance, March 31, 2000	(886)	236,228	235,342

Period change	(101)	(46,520)	(46,621)

Balance, June 30, 2000	$(987)	$189,708	$188,721

      The tax benefits of unrealized holding gains and losses were $31,014 and $(56) for the three months ended June 30, 2000 and 1999, respectively and $31,520 and $90 for the six months ended June 30, 2000 and 1999, respectively.

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Stockholders’ Equity

  Common Stock

      On May 17, 2000 the Board of Directors adopted, on July 5, 2000 the stockholders approved, and on July 6, 2000 the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Third Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock available for issuance from 150,000,000 to 300,000,000 shares.

  Amended and Restated 1998 Non-Officer Employee Stock Incentive Plan

      During the second quarter of 2000, the Board of Directors authorized an amendment to the Amended and Restated 1998 Non-Officer Employee Stock Incentive Plan, as amended, to increase the aggregate number of authorized shares of common stock thereunder from 4,760,959 to 6,921,581 shares. Subsequently, in July 2000 the Board of Directors authorized a further amendment to such Plan to increase the aggregate number of authorized shares of common stock thereunder to 8,021,581 shares.

  Share Repurchase Program

      The Company has maintained a common stock repurchase program since October 1998. Under the initial program, the Company was authorized to repurchase up to 4,000,000 shares of its common stock during the period ended October 11, 1999. During October 1999, the Company authorized a second repurchase program to repurchase up to an additional 4,000,000 shares during the period ending October 12, 2000. The number of shares authorized under the second repurchase program was subsequently increased to 8,000,000 shares. Repurchased shares are used for stock option and employee stock purchase plans, and for general corporate purposes. Since the initial repurchase program was authorized, the Company has repurchased 6,479,700 shares of its common stock, 3,385,000 in the initial program and 3,094,700 in the second program, for an aggregate amount of $189,103, or an average cost of $29.18 per share. The Company purchased 1,000,200 and 1,345,200 shares of its common stock during the three and six months ended June 30, 2000, respectively, for an aggregate amount of $54,322 and $73,994, or an average cost of $54.31 and $55.01 per share, respectively. Of the repurchased shares, 4,159,839 shares aggregating $79,684 have been issued out of treasury stock for stock option and employee stock purchase plan exercises.

      The Company sold $3,950 and $12,900 of put options on its common stock, during the three and six months ended June 30, 2000, respectively, to facilitate its share repurchase program. The proceeds were recorded as additional paid-in capital. At June 30, 2000, the Company had outstanding put options covering 1,500,000 common shares, at strike prices ranging from $51.34 to $61.27 per share. These options can only be exercised on certain dates, and expire through the first quarter of 2002. The Company has the option to settle the put options in cash, net shares or through physical delivery of the Company’s shares for cash. The option agreement provides for cash settlement only in certain remote circumstances, such as contract default. Any settlement arising from these put options, either in cash or shares, will be recorded as a component of equity. The put options that had strike prices in excess of the closing fair value at June 30, 2000 of $69.25 would be considered dilutive. Accordingly, the put options did not have a dilutive effect on the calculation of earnings per share at June 30, 2000.

      The Company has also entered into forward purchase contracts for 1,000,000 shares of its common stock in order to set purchase prices for its future repurchase of shares under its share repurchase program. The contracts have forward purchase prices ranging from $57.43 to $64.87 and provide for quarterly reset provisions through the second quarter of 2001. If the market price of the Company’s common stock on a reset date is higher than the forward purchase price, the Company receives the net differential, and the forward purchase price resets to the reset date market price. If the market price of the Company’s common stock on a reset date is lower than the forward purchase price, the Company is not required to settle the net differential,

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the forward purchase price remains unchanged. At the end of the contract if the market price of the Company’s common stock is lower than the forward purchase price, the Company will be required to settle the net differential. The Company has the option to pay or receive net cash, net shares or settle with a cash payment for the gross amount of shares. Any settlement on a reset date or at the end of the contract, in either cash or shares, will be recorded as a component of equity. The closing fair value of the Company’s common stock at June 30, 2000 of $69.25 was above the forward purchase prices and therefore did not have a dilutive effect on the earnings per share calculation.

      In March 2000, the EITF issued Issue No. 00-7, “Application of EITF Issue No. 96-13, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, to Equity Derivative Transactions that Contain Certain Provisions that Require Cash Settlement if Certain Events Occur.” EITF Issue No. 96-13 established the accounting standards for equity derivative contracts indexed to and potentially settled in a company’s own stock. It did not address embedded settlement features which are contingent on events which are unlikely to occur and it did not address how to determine if share settlement is within control of the issuer. EITF 00-7 addresses embedded settlement features and states that contracts which could require cash payment cannot be accounted for as equity of the issuer. EITF 00-7 is effective on December 31, 2000 except for contracts entered into after March 17, 2000. The EITF is expected to issue additional guidelines during September 2000 on when share settlement would be in control of the issuer.

      Unless the Company is able to modify its contracts to exclude certain cash settlement provisions, the Company will be required to account for its forward purchase contracts and put options as derivative assets and liabilities, with subsequent changes in their fair values recognized in earnings. The Company is seeking to modify the cash settlement provisions. The Company estimates that based on the valuation of the forward purchase and put option contracts at June 30, 2000, the effect of adopting EITF 00-7 would be to recognize income of $10,078.

7.  Segments

      The Company has two reportable segments, e-Security Solutions, and RSA Capital (formed January 2000). The operations of the e-Security Solutions segment consist of the sale of software licenses, hardware, maintenance and professional services through two product lines, Enterprise solutions and Developer solutions. The RSA Capital segment makes strategic investments in e-business opportunities, and operations consist of such investments. The segments were determined primarily on how management views and evaluates the business.

      The tables below present information about the Company’s reportable segments for the six months ended June 30, 2000 and 1999:

	Six Months Ended June 30, 2000			Six Months Ended June 30, 1999

	e-Security	RSA		e-Security	RSA
	Solutions	Capital	Consolidated	Solutions	Capital	Consolidated

Revenue	$130,040	—	$130,040	$100,481	—	$100,481

Operating income	$23,002	$(1,143)	$21,859	$5,433	—	$5,433

Interest income and other	$6,275	—	$6,275	$3,948	—	$3,948

Income from investing activities	—	$72,051	$72,051	—	$141,342	$141,342

Depreciation and amortization	$4,820	—	$4,820	$4,502	—	$4,502

Identifiable assets	$446,187	$826,423	$1,272,610	$344,075	$21,179	$365,254

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tables below present information about the Company’s reportable segments for the three months ended June 30, 2000 and 1999:

	Three Months Ended June 30, 2000			Three Months Ended June 30, 1999

	e-Security	RSA		e-Security	RSA
	Solutions	Capital	Consolidated	Solutions	Capital	Consolidated

Revenue	$66,700	—	$66,700	$51,809	—	$51,809

Operating income	$13,157	$(789)	$12,368	$6,853	—	$6,853

Interest income and other	$3,087	—	$3,087	$1,905	—	$1,905

Income from investing activities	—	$45,013	$45,013	—	$67,211	$67,211

Depreciation and amortization	$2,418	—	$2,418	$2,049	—	$2,049

Identifiable assets	$446,187	$826,423	$1,272,610	$344,075	$21,179	$365,254

      The Company’s operations are conducted throughout the world. Operations in the United States represent more than 10% of revenues and income from operations. The Company’s operations in other countries are individually insignificant and have been included in “Rest of world” below. The following tables present information about e-Security Solutions revenues for the three and six months ended June 30, 2000 and 1999:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Product and services:

Enterprise solutions	$50,400	$39,674	$97,825	$75,891

Developer solutions	16,300	12,135	32,215	24,590

	$66,700	$51,809	$130,040	$100,481

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Geographic areas:

United States	$44,363	$36,186	$87,030	$69,921

Rest of world	22,337	15,623	43,010	30,560

	$66,700	$51,809	$130,040	$100,481

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For purposes of these Acts, any statement contained herein that is not a statement of historical fact may be deemed a forward-looking statement. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption “Certain Factors That May Affect Future Results.” This report should be read in conjunction with the Company’s Annual Report on Form 10-K filed for the year ended December 31, 1999.

      The Company is a leading provider of electronic security (“e-security”) solutions. The Company helps organizations build secure, trusted foundations for electronic business (“e-business”) through use of the Company’s two-factor user authentication, encryption and public key management products and solutions. The Company sells to corporate (“Enterprise”) end users seeking turnkey e-security solutions, and to original equipment manufacturers and developers (“Developer”) seeking software development components for embedding security in a range of applications. In addition to providing e-security solutions, in January 2000 the Company formed RSA Capital Inc., a wholly owned subsidiary that invests in e-business opportunities.

      The Company was founded in 1984 and began shipping its RSA SecurID® authenticators in 1986. Prior thereto, the Company was primarily engaged in research and development activities. In December 1991, the Company introduced its RSA ACE/Server® software products for Enterprise network protection using a client/server architecture. The Company believes that its growth has historically been driven by the emergence of networks, including the Internet and a corresponding increase in users with direct access to core enterprise systems and confidential data. Further, the Company believes the number of users with such direct access is increasing because of the growth of the Internet and corporate intranets and extranets.

      The Company’s operating revenue is derived primarily from two distinct product lines: Enterprise solutions (including RSA SecurID authenticators, RSA ACE/Server software, RSA Keon® software, and maintenance and professional services) and Developer solutions (including RSA BSAFE® cryptographic software and protocol products, RSA Keon components, and maintenance and professional services). Enterprise customers’ purchases typically include an initial sale of RSA SecurID authenticators and RSA ACE/Server software. As the customer’s use of the products expands to include more users, such as the customer’s vendors, suppliers, customers and clients, subsequent sales of additional or replacement authenticators and software are completed. RSA SecurID authenticators are programmed at the customer’s request to operate for a fixed period of up to four years, and RSA ACE/Server and RSA Keon software license fees are typically based on the number of users authorized under the customer’s license. With respect to Developer solutions, RSA BSAFE software licensing terms vary by product, but are typically composed of both initial fees and ongoing royalties paid as a percentage of the Developer’s product or service revenues. Sales to existing Developer customers also include revenue associated with amendments to licensing agreements, usually in order to accommodate licensing of new software or technology to the customer, to increase the field of use rights, or both.

      The Company’s wholly owned subsidiary, RSA Capital Inc., invests in e-business opportunities. Typical investments are expected to consist of equity instruments. RSA Capital holds investments in VeriSign common stock and Trintech ordinary shares, which are accounted for as marketable securities available for sale, as well as shares in a number of private companies, which are accounted for using the cost method. Expenses incurred in connection with these investments are primarily for general and administration management and legal matters.

      The Company’s direct sales to its customers in countries outside of the United States are denominated in the local currency. As a result, fluctuations in currency exchange rates could affect the profitability in U.S.

dollars of the Company’s products sold in those markets. The Company’s sales through indirect distribution channels are generally denominated in U.S. dollars.

      The Company’s RSA SecurID authenticators are produced by two outside contract manufacturing organizations. Further, certain products contain technology, that is licensed from third parties. The Company’s cost of revenue consists primarily of costs associated with the manufacture and delivery of RSA SecurID authenticators and royalty fees payable by the Company under licenses for third parties’ technology included in its products. Cost of revenue also includes professional service, customer support, and production costs. Production costs include programming labor, shipping, inspection and quality control functions associated with the RSA SecurID authenticators. In the future, gross profit may be affected by several factors, including changes in product mix and distribution channels, price reductions (resulting from volume discounts or otherwise), competition, changes in the cost of revenue (including any software license fees or royalties payable by the Company) and other factors.

Results of Operations

      The following tables set forth income and expense items as a percentage of total revenue for the three and six months ended June 30, 2000 and 1999.

	Percentage of		Percentage of
	Total Revenue		Total Revenue

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2000	1999	2000	1999

Revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue	19.9	20.0	20.1	21.7

Gross profit	80.1	80.0	79.9	78.3

Costs and expenses:

Research and development	16.9	17.7	17.1	17.3

Marketing and selling	36.0	37.1	35.4	37.0

General and administrative	11.8	11.9	12.2	12.1

Restructurings	(3.1)	—	(1.6)	6.5

Total	61.6	66.7	63.1	72.9

Income from operations	18.5	13.3	16.8	5.4

Interest income and other	4.6	3.7	4.8	3.9

Income from investing activities	67.5	129.8	55.4	140.7

Income before provision for income taxes	90.6	146.8	77.0	150.0

Provision for income taxes	34.8	63.4	29.5	66.4

Minority interests	—	(0.3)	—	(0.1)

Net income	55.8%	83.1%	47.5%	83.5%

Revenue

      Total revenue increased 28.7% in the second quarter of 2000 to $66.7 million from $51.8 million in the second quarter of 1999. For the first six months of 2000, total revenue increased 29.4% to $130.0 million from $100.5 million in the first six months of 1999. The growth in revenue occurred for all product lines, with the most significant growth in revenue arising from sales of software, which accounted for 44% of total revenues for the second quarter of 2000. The Company believes that the revenue increases are an indication of the increasing importance of security solutions to the online economy.

      Sales to Enterprise solution customers increased 27.0% in the second quarter of 2000 over the second quarter of 1999 and accounted for approximately 72% of the total increase in revenue in the second quarter of 2000 over the second quarter of 1999. Sales to Enterprise solution customers increased 28.9% for the first six months of 2000 over the first six months of 1999 and accounted for approximately 74% of the total increase in revenue for the first six months of 2000 over the same period of 1999. The Company sold approximately 601,000 and 610,140 RSA SecurID authenticators in the first and second quarters of 2000, respectively, which represents 45% and 24% increases over the same periods of 1999, respectively. The increase in number of unit sales with a slight increase in the average selling price contributed to the increased revenues. The Company believes that the revenue generated from the authenticator product line continues to provide solid overall growth for the Company, and newer product lines have had significant growth in emerging markets.

      Sales to Developer customers increased 34.3% in the second quarter of 2000 over the second quarter of 1999 and accounted for approximately 28% of the total increase in revenue in the second quarter of 2000 over the second quarter of 1999. Sales to Developer customers increased 31.0% in the first six months of 2000 over the first six months 1999 and accounted for approximately 26% of the total increase in revenue for the first six months of 2000 over the same period of 1999. The Company believes that the increase in Developer revenues can be attributed to a higher demand for products that ensure the authenticity of transactions conducted online.

      International revenue increased 43.0% in the second quarter of 2000 to $22.3 million from $15.6 million in the second quarter of 1999, accounting for 33.5% of total second quarter revenue. International revenue increased 40.7% in the first six months of 2000 to $43.0 million from $30.6 million in the first six months of 1999, accounting for 33% of total revenue for the first six months of 2000. Revenues increased in all international markets, with the most substantial growth in Europe and Asia Pacific. The Company believes international revenue will continue to increase as its presence in international markets gets stronger and the demand for its products matures.

Gross Profit

      The Company’s gross profit increased 29.0% in the second quarter of 2000 to $53.4 million from $41.4 million in the second quarter of 1999, and increased 32.1% in the first six months of 2000 to $103.9 million from $78.7 million in the first six months of 1999. The increase in gross profit in absolute dollars can be primarily attributed to the increased sales volume on software products, which have higher profit margins. Gross profit as a percentage of revenue has remained constant during the second quarter and first six months of 2000.

Research and Development

      Research and development expenses increased 23.0% in the second quarter of 2000 to $11.3 million from $9.2 million in the second quarter of 1999, and increased 27.7% in the first six months of 2000 to $22.2 million from $17.4 million in the first six months of 1999. The majority of the increase in research and development expenses resulted from increased payroll expenses associated with the employment of additional staff.

Marketing and Selling

      Marketing and selling expenses increased 24.7% in the second quarter of 2000 to $24.0 million from $19.2 million in the second quarter of 1999, and increased 23.7% in the first six months of 2000 to $46.0 million from $37.2 million in the first six months of 1999. Approximately 41% of the increase in absolute dollars in marketing and selling expenses during the second quarter of 2000 was from increased payroll and overhead costs associated with the employment of additional staff, approximately 53% of the increase in absolute dollars was from marketing program costs, and approximately 6% of the increase in absolute dollars was from increased sales commission expense from increased revenues.

General and Administrative

      General and administrative expenses increased 27.7% in the second quarter of 2000 to $7.9 million from $6.2 million in the second quarter of 1999, and increased 31.5% in the first six months of 2000 to $15.9 million from $12.1 million in the first six months of 1999. Approximately 92% of the increase in general and administration expenses during the second quarter of 2000 was from increased payroll and overhead costs associated with the employment of additional staff, and the balance of the increase was from increased professional fees related to the protection of intellectual property and other legal matters.

Restructurings

      In 1999, the Company commenced and substantially completed consolidation of certain operations in order to promote operational efficiency. The Company recorded costs of $11.4 million, of which $6.6 million were recorded in the first six months of 1999. These costs consisted primarily of severance costs for employees who were employed primarily in research and development and general and administrative activities for the formerly separate operations of Intrusion Detection, Inc., and facility exit costs. Facility exit costs consisted primarily of estimated shortfalls of sublease rental income compared to minimum lease payments due under a lease agreement. During the second quarter of 2000, the Company reversed $2.0 million of previously recorded restructuring costs due to revised estimates of the facility exit costs and associated legal costs. Remaining costs of approximately $387,000 were accrued and unpaid at June 30, 2000 and consisted primarily of facility exit costs.

Interest Income

      Interest income and other increased 62.0% and 58.9% in the second quarter and the first six months of 2000, respectively to $3.1 million and $6.3 million from $1.9 million and $4.0 million in the second quarter and the first six months of 1999, respectively. The increases are due to a combination of interest earned on higher cash and marketable securities balances and higher interest rates.

Income from Investing Activities

      Income from investing activities was $45.0 million and $72.0 million for the second quarter and first six months of 2000, respectively, from the sale of VeriSign common stock and Trintech ordinary shares. Until June 30, 1999 the Company had accounted for its investment in VeriSign under the equity method and its investment in Trintech as an available for sale marketable security. After June 1999, investments in VeriSign common stock and Trintech ordinary shares are accounted for as marketable securities available for sale.

Provision for Income Taxes

      The provision for income taxes decreased to $23.2 million and $38.4 million during the second quarter and first six months of 2000, respectively, from $32.8 million and $66.7 million in the second quarter and first six months of 1999, respectively, primarily due to lower pre-tax income. The Company’s effective tax rate decreased to 38.4% and 38.3% for the second quarter and first six months of 2000, respectively, compared to 43.2% and 44.2% for the second quarter and first six months of 1999, respectively, primarily due to the effect of state taxes on investment income.

Liquidity and Capital Resources

      The Company had at June 30, 2000 $148.4 million in cash and cash equivalents, consisting primarily of short-term investments in commercial paper with maturities of less than 90 days, representing an increase of $26.2 million during the six months ended June 30, 2000. The major elements of the increase in cash for the first six months of 2000 includes cash provided from operations of $1.7 million, cash provided from investing activities of $90.6 million, primarily from the sales of VeriSign common stock and Trintech ordinary shares, and cash provided from the proceeds of employee exercises and purchases under the Company’s stock option and employee stock purchase plans of $21.0 million. These increases were offset by $74.0 million of cash used to repurchase Company common stock and purchases of property and equipment of $26.7 million.

      The Company anticipates that it will continue to use a significant portion of future cash resources to repurchase its common stock. To facilitate its repurchase plan, the Company has entered into forward purchase contracts and put options with respect to 2.5 million shares of its common stock, which generated cash proceeds of $12.9 million during the first six months of 2000. These contracts will allow the Company to purchase shares through the second quarter of 2002 at an average purchase cost of $57.00 per share.

      The Company’s plans for future uses of cash will include additional strategic investments in preferred and common stock of privately held companies and additional purchases of property and equipment.

      The Company believes that cash generated from operating activities will be sufficient to fund its working capital requirements through at least the next twelve months. Historically, the Company’s operating revenue has increased as the computer network market, including the Internet market, has grown, and the Company believes that if this growth trend continues, its operating revenues will continue to grow as well. The Company anticipates that current cash on hand, and the cash generated from the exercise of employee options and employee stock purchase plans, will be adequate to fund its planned capital and financing expenditures for the duration of the fiscal year.

Certain Factors That May Affect Future Results

      The Company’s quarterly operating results may vary significantly from quarter to quarter depending on a number of factors, including, among other factors:

•	the size, timing and shipment of individual orders for the Company’s products;

•	customers deferring their orders in anticipation of new releases or new products;

•	market acceptance of new products;

•	the timing of introduction or enhancement of products by the Company or its competitors;

•	changes in the Company’s operating expenses;

•	personnel changes;

•	foreign currency exchange rates;

•	changes in the mix of products sold;

•	changes in product pricing;

•	development of the Company’s direct and indirect distribution channels; and

•	general economic conditions.

      The Company may not be able to grow or sustain its profitability from quarter to quarter. Because the Company’s operating expenses are based on anticipated revenue levels and a high percentage of the Company’s expenses are fixed, a small variation in when revenue is recognized can cause significant variations in operating results from quarter to quarter.

      The Company’s stock price has been volatile and is likely to remain volatile. During 1999, the Company’s stock price ranged from a per share high of $77.50 to a low of $14.88. At the close of the market on July 17, 2000, the Company’s stock price was $67.875. Announcements, litigation developments, changes in markets and the Company’s ability to meet the expectations of brokerage firms, industry analysts and investors with respect to its operating and financial results may contribute to this volatility.

      The market for the Company’s products is new and still developing, and demand for the Company’s products depends highly on the continued growth in the use of computer networks, including the Internet, to allow users access to confidential and proprietary information and resources. E-security technology is constantly changing as the Company and its competitors introduce new products and retire old products and as customer requirements quickly develop and change. In addition, the standards for e-businesses and e-security are continuing to evolve. The Company’s future success will depend in part upon its ability to enhance its existing products and to introduce new, competitively priced products with features that meet changing customer requirements, all in a timely and cost-effective manner. However, the Company may not be successful in introducing new or enhanced products. A number of factors, including the following, could have an adverse impact on the success of a product:

•	delays or difficulties in product development;

•	quality, reliability or security failure problems, which could result in returns, delays in collecting accounts receivable, unexpected service or warranty expenses, reduced orders and a decline in the Company’s competitive position;

•	undetected software errors or bugs in the final products shipped to the Company’s customers, which could cause market acceptance of the products to be lost or delayed or recalls of hardware products incorporating the software;

•	the Company’s competitors’ introduction of their new products ahead of the Company’s new products or introduction of superior or cheaper products;

•	the market’s failure to accept new technologies;

•	the Company’s failure to anticipate changes in customers’ requirements;

•	implementation of standards that are inconsistent with the technology embodied in the Company’s products; and

•	market acceptance of digital certificate and public and private key management technologies.

      During 1999, the Company launched its RSA Keon® product line, a family of security solutions designed to enable organizations to support and manage the growing use of public and private keys, digital signatures and digital certificates for verifying user identities and establishing information access privileges for users. This new product line is critical to the Company’s strategy and the evolution of its business into new markets. If the RSA Keon product line is not successful, the Company’s financial condition or results of operations could be adversely affected. All of the factors listed above as affecting the success of new products generally also affect the RSA Keon product line.

      The market for the Company’s products is highly competitive, and some of the Company’s current and potential competitors have significantly greater financial, marketing and technical resources than the Company. The Company may not have sufficient resources to make the investments in its research and development and sales and marketing organizations and may not be able to make the technological advances necessary to maintain its competitive position.

      International sales accounted for more than 30% of the Company’s revenue for each of the years ended December 31, 1997, 1998 and 1999 and for the six months ended June 30, 2000. There are certain risks inherent in doing business internationally, including:

•	foreign regulatory requirements;

•	legal uncertainty regarding liability;

•	export and import restrictions on cryptographic technology and products incorporating that technology;

•	difficulties and delays in establishing international distribution channels;

•	difficulties in collecting international accounts receivable;

•	fluctuations in currency exchange rates;

•	tariffs and other trade barriers;

•	difficulties in enforcement of intellectual property rights; and

•	political instability.

      From time to time, the Company has received correspondence alleging that its products may infringe patents or trademarks held by third parties. Any litigation carries a number of significant risks including:

•	litigation is often very expensive, even if it is resolved in the Company’s favor;

•	litigation diverts the attention of management and other resources; and

•	if a court or other government agency rules against the Company in any intellectual property litigation, the Company might be required to:

•	discontinue the use of certain processes,

•	cease the manufacture, use and sale of infringing products,

•	expend significant resources to develop non-infringing technology, and/or

•	obtain licenses for the infringing technology, or pay significant monetary damages.

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

      The Company relies heavily on patents to protect its proprietary rights in its technology, but it is possible that any patent owned or held by the Company or its licensors might be invalidated, circumvented, challenged or terminated. The Company’s issued U.S. patents expire at various dates ranging from 2000 to 2018. When each of the Company’s patents expires, competitors may develop and sell products based on the same or similar technologies as those covered by the expired patent. It is also possible that the claims described in the Company’s pending or future patent applications may be rejected by patent examiners. In addition, the laws of certain countries in which the Company’s products are now, or may in the future be, developed or sold may not protect the Company’s products and intellectual property rights to the same extent as the laws of the United States. The inability of the Company to adequately protect its intellectual property could have a material adverse effect on its financial condition and results of operations.

      An important patent developed at the Massachusetts Institute of Technology (U.S. Patent No. 4,405,829) and licensed to the Company will expire on September 20, 2000. An implementation of the cryptographic algorithm described in this patent is embodied in the Company’s RSA BSAFE® cryptographic products. To date, the Company has vigorously enforced its exclusive rights to the patented technology against infringers who have released, or threatened to release, competing products that use the algorithm embodied in the patent. The Company does not know what effect the expiration of the patent will have, but it believes that the expiration may encourage competitors to market competing products that previously would have infringed the patent.

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

      The Company’s success depends on its ability to attract, motivate and retain highly skilled technical, managerial and marketing personnel. In some areas of the United States and in some foreign countries, the demand for these kinds of employees exceeds the supply of unemployed workers, and many firms are competing with the Company for the few employees available with the required skills. The Company believes that its compensation plans are competitive, but it may not be able to hire and retain the employees it needs.

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

      The Company also makes strategic equity investments determined by the Board of Directors. The Company’s available for sale securities at June 30, 2000 include 4,500,000 shares of VeriSign common stock and 1,252,254 shares of Trintech ordinary shares. As discussed below, the Company has entered into derivative financial instruments in order to protect the Company’s position in its investment in VeriSign. The Company’s position in Trintech has not been protected, and for example, a 20% adverse change in its equity price would result in an approximate $5.0 million decrease in the fair value of the Company’s marketable securities.

      The Company bought put options and sold call options on its VeriSign shares to ensure that at least a portion of the unrealized gain is fully hedged and ultimately realized. The call options entitle the holders to buy shares of VeriSign common stock and the put options allow the Company to sell shares of VeriSign common stock on certain dates at specified prices, or permit a net-share settlement at the Company’s option. On June 30, 2000, 4,500,000 shares were covered by these put and call options. The outstanding put and call options expire quarterly in 500,000 share increments between September 30, 2000 and September 30, 2002 and have exercise prices ranging from $47.46 to $77.00 per share. There were no premiums paid for the options. The options are recorded at intrinsic value, resulting in an unrealized hedge liability. As of June 30, 2000, unrealized gains of $786.9 million, net of the unrealized hedge liability of $489.9 million net to a maximum realizable value of $297.0 million. If the put and call option program is not followed to maturity, realized gains would be significantly reduced by the costs associated with the early termination of the put and call options.

      During the first six months of 2000, the Company entered into equity instrument contracts indexed to the Company’s common stock including put options and forward purchase contracts. These equity instruments are designed to facilitate the repurchase of the Company’s common stock and to minimize the effects of employee stock options and employee stock purchase plan exercises on the dilution of earnings per share. However, the market risk associated with these instruments could result in a liability to the Company if the market price of its common stock falls below the contract purchase prices. See Note 6 of Notes to Condensed Consolidated Financial Statements.

      Through June 30, 2000, foreign currency fluctuations have not had a material impact on the Company’s financial position or results of operations and historically, the Company has not entered into foreign currency hedge transactions. The Company invoices customers primarily in U.S. dollars, except in those countries in which the Company has branch or subsidiary operations and the customers invoices are denominated in the local currency. The Company is exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. This exposure is offset by the Company’s use of local currency for operating expenses incurred in those countries. The Company believes that its potential foreign currency exchange rate exposure is not material.

      The foregoing risk management discussion and the effects thereof are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in global financial markets. The analytical methods used by the Company to assess and mitigate risk discussed above should not be considered projections of future events or losses.

New Accounting Pronouncements

      The effective date of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138 “An Amendment of FASB Statement No. 133” is January 1, 2001. SFAS No. 133 and No. 138 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The ineffective portion, if any, of the derivative’s change in fair value will be immediately recognized in earnings.

      The Company intends to account for its put and call options on its VeriSign holdings as fair value hedges. The Company estimates that, based on the valuation of these put and call options as of June 30, 2000, the effect of adopting SFAS No. 133 and No. 138 would be to record an initial extraordinary loss of $26.8 million, which represents the ineffective portion of the hedges. This initial non-cash loss will be offset during future periods by non-cash gains and losses from the subsequent adjustments of the hedges to fair value, and cash gains from the sale of VeriSign common stock.

      In March 2000, the EITF issued Issue No. 00-7, “Application of EITF Issue No. 96-13, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, to Equity Derivative Transactions that Contain Certain Provisions that Require Cash Settlement if Certain Events Occur.” EITF Issue No. 96-13 established the accounting standards for equity derivative contracts indexed to and potentially settled in a company’s own stock. It did not address embedded settlement features which are contingent on events which are unlikely to occur and it did not address how to determine if share settlement is within control of the issuer. EITF 00-7 addresses embedded settlement features and states that contracts which could require cash payment cannot be accounted for as equity of the issuer. EITF 00-7 is effective on December 31, 2000 except for contracts entered into after March 17, 2000. The EITF is expected to issue additional guidelines during September 2000 on when share settlement would be in control of the issuer.

      Unless the Company is able to modify its contracts to exclude certain cash settlement provisions, the Company will be required to account for its forward purchase contracts and put options as derivative assets and liabilities, with subsequent changes in their fair values recognized in earnings. The Company is seeking to modify the cash settlement provisions. The Company estimates that based on the valuation of the forward purchase and put option contracts at June 30, 2000, the effect of adopting EITF 00-7 would be to recognize income of $10.1 million.

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

      On or about June 15, 2000, David Moran, a stockholder of the Company, filed a shareholder derivative action in the Court of Chancery of New Castle County in the State of Delaware on behalf of himself and all others similarly situated v. Charles R. Stuckey, Jr., D. James Bidzos, Richard L. Earnest, Dr. Taher Elgamal, James K. Sims, Joseph B. Lassiter, III, Arthur Coviello, Jr., Robert P. Badavas, VeriSign, Inc. and RSA Security Inc, f/k/a Security Dynamics Technologies, Inc., Civil Action No. 18107NC. Mr. Moran asserts that the Company’s Board of Directors breached its fiduciary duty to the Company by failing to obtain certain international patents, by failing to enforce the terms of certain agreements with VeriSign, and by appointing Mr. Stuckey as President of RSA Capital. Mr. Moran seeks unspecified damages, interest, costs and fees of his attorneys, accountants and experts. The Company believes that Mr. Moran’s claims are without merit, and intends to defend the lawsuit vigorously. The Company believes that the disposition of this matter will not have a material adverse effect on the Company’s consolidated financial position.

      From time to time, the Company has been named as a defendant in other legal actions arising from its normal business activities, which it believes will not have a material adverse effect on the Company or its business.

Item 2.  Changes in Securities and Use of Proceeds

      The Company has an active stock repurchase program. One element of such program is the sale of put options. On various dates between February 24, 2000 and June 19, 2000, the Company sold an aggregate of 1,500,000 put options with respect to its common stock to a major financial institution and received aggregate proceeds of $12.9 million in connection with such sales. Each put option entitles the holder to sell to the Company by physical delivery, cash delivery or net-share settlement, at the Company’s option, one share of the Company’s common stock at a specified price. The put options sold by the Company during the first six months of 2000 expire on various dates through February 2002. The exercise price for 321,000 of the put options is $51.34, the exercise price for 679,000 of the put options is $55.77, and the exercise price for the balance of the put options is $61.27.

      In addition, the Company has entered into forward purchase contracts, with respect to 1,000,000 shares of its common stock, with a major financial institution, which expire during the second quarter of 2001 with quarterly reset dates through the expiration date. At each reset date, if the market price of the Company’s common stock is greater than the market price on the previous reset date, then the financial institution will pay the difference to the Company in cash or shares of the Company’s common stock at the Company’s option. If the market price of the Company’s common stock on such reset date is lower than the market price on the previous reset date, the contract price does not change and the Company will have to settle at the expiration of the contract by paying the difference to the financial institution in cash or shares of its common stock.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

      At the Company’s Annual Meeting of Stockholders held on April 19, 2000, the Company’s stockholders elected Robert P. Badavas, Arthur W. Coviello, Jr. and James K. Sims as Class III Directors for the ensuing three years and ratified the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the current year. The other directors of the Company whose terms of office continued after the Annual Meeting are D. James Bidzos, Richard L. Earnest, Taher Elgamal, Joseph P. Lassiter, III and Charles R. Stuckey, Jr. There were 39,772,538 shares of the Company’s Common Stock issued, outstanding and eligible to vote at the record date of March 3, 2000. The results of the voting for each matter are set forth below; there were no broker non-votes for either matter:

Election of Directors:	Votes For:	Votes Withheld:

Robert P. Badavas	31,969,529	2,046,629
Arthur W. Coviello, Jr.	31,969,529	2,046,629
James K. Sims	31,968,129	2,048,029

Ratification of Auditors:	Votes For:	Votes Against:	Abstentions:

	33,972,833	24,201	19,124

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

      See the Exhibit Index attached to this Report.

(b)  Reports on Form 8-K:

      The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 2000.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSA SECURITY INC.

/s/ JOHN F. KENNEDY

John F. Kennedy
Senior Vice President, Finance,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Dated: August 10, 2000

EXHIBIT INDEX

Item	Description

3.1	Third Restated Certificate of Incorporation, as amended.
*10.1	Amended and Restated 1998 Non-Officer Employee Stock Incentive Plan, as amended.
*10.2	Employment Agreement dated as of April 1, 2000 between the Company and Arthur W. Coviello, Jr.
*10.3	Second Amended and Restated Employment Agreement dated as of April 1, 2000 between the Company and Charles R. Stuckey, Jr.
10.4	Third Amendment to Lease, dated as of May 9, 2000 between the Company and EOP — Crosby Corporate Center, L.L.C.
27.1	Financial Data Schedule.

*	Denotes management contract or compensatory plan or arrangement.