Form 10-Q
period 2000-09-30
RSA SECURITY INC/DE/
filed 2000-11-13
CIK 932064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  [X] No  [   ]

      As of October 16, 2000, there were outstanding 39,333,244 shares of the Registrant’s Common Stock, $.01 par value per share.

RSA SECURITY INC.

FORM 10-Q
For the Quarter Ended September 30, 2000

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

RSA SECURITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2000	1999

ASSETS

Current assets:

Cash and cash equivalents	$91,784	$122,170

Marketable securities	987,793	1,261,111

Accounts receivable (less allowance for doubtful accounts of $1,156 in 2000 and $1,032 in 1999)	56,299	42,735

Inventory	5,415	7,857

Prepaid expenses and other	16,218	12,480

Prepaid income taxes	—	8,054

Total current assets	1,157,509	1,454,407

Property and equipment, net	59,282	34,096

Other assets:

Investments	13,286	—

Deferred taxes	21,221	21,221

Other	2,302	2,400

Total other assets	36,809	23,621

	$1,253,600	$1,512,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$7,198	$7,626

Accrued payroll and related benefits	19,723	13,094

Accrued expenses and other	9,247	15,557

Income taxes payable	19,300	—

Deferred revenue	22,138	17,058

Deferred taxes	112,394	161,731

Unrealized hedge liability	534,670	686,034

Total current liabilities	724,670	901,100

Commitments and contingencies:

Stockholders’ equity:

Common stock, $.01 par value; authorized 300,000,000 shares; issued, 41,429,439 shares; outstanding, 38,198,980 and 38,912,227 shares in 2000 and 1999, respectively	414	414

Additional paid-in capital	193,136	201,086

Retained earnings	349,912	248,064

Deferred stock compensation	(59)	(62)

Treasury stock, common, at cost; 3,230,459 and 2,517,212 shares in 2000 and 1999, respectively	(175,341)	(74,144)

Accumulated other comprehensive income	160,868	235,666

Total stockholders’ equity	528,930	611,024

	$1,253,600	$1,512,124

      See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Revenue	$72,029	$55,658	$202,069	$156,139

Cost of revenue	14,127	11,246	40,275	33,066

Gross profit	57,902	44,412	161,794	123,073

Costs and expenses:

Research and development	10,844	9,757	33,035	27,135

Marketing and selling	26,624	24,982	72,614	62,168

General and administrative	9,656	7,120	25,587	19,234

Restructurings	—	3,800	(2,079)	10,350

Total	47,124	45,659	129,157	118,887

Income (loss) from operations	10,778	(1,247)	32,637	4,186

Interest income and other	3,459	2,634	9,734	6,582

Income from investing activities	50,978	84,300	123,029	225,642

Income before provision for income taxes	65,215	85,687	165,400	236,410

Provision for income taxes	25,199	27,190	63,552	93,866

Minority interests	—	88	—	25

Net income	$40,016	$58,585	$101,848	$142,569

Basic earnings per share:

Per share amount	$0.97	$1.50	$2.54	$3.64

Weighted average shares	38,630	38,988	39,102	39,205

Diluted earnings per share:

Per share amount	$0.94	$1.42	$2.34	$3.44

Weighted average shares	38,630	38,988	39,102	39,205

Effect of dilutive equity instruments	4,102	2,314	4,468	2,212

Weighted average shares	42,732	41,302	43,570	41,417

      See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share data)

	Nine Months Ended
	September 30,

	2000	1999

Cash flows from operating activities:

Net income	$101,848	$142,569

Adjustments to reconcile net income to net cash provided by operating activities:

Income from investing activities	(123,029)	(226,167)

Equity in loss from operations of equity investment	—	525

Non-cash restructuring	—	3,627

Deferred taxes	—	(423)

Depreciation and amortization	7,220	6,797

Stock compensation	562	846

Minority interests	—	(25)

Increase (decrease) in cash from changes in:

Accounts receivable	(14,270)	(4,523)

Inventory	2,442	666

Prepaid expenses and other	(3,891)	3,207

Accounts payable	(351)	(2,826)

Accrued payroll and related benefits	6,888	3,849

Accrued expenses and other	(6,120)	3,973

Prepaid and income taxes payable	27,231	32,810

Deferred revenue	5,228	4,058

Net cash provided by (used for) operating activities	3,758	(31,037)

Cash flows from investing activities:

Purchases of marketable securities	(469,480)	(498,604)

Proceeds from sale and maturities of marketable securities	591,190	674,496

Purchases of property and equipment	(31,539)	(9,763)

Investments	(13,286)	(55)

Other	(46)	(72)

Net cash provided by investing activities	76,839	166,002

Cash flows from financing activities:

Proceeds from issuance of stock under option and employee purchase plans	29,795	11,493

Purchases of Company common stock	(157,672)	(42,509)

Sale of put options	16,032	—

Equity of forward equity contracts	1,747	—

Other	396	—

Net cash used for financing activities	(109,702)	(31,016)

Effects of exchange rate changes on cash and cash equivalents	(1,281)	78

Net (decrease) increase in cash and cash equivalents	(30,386)	104,027

Cash and cash equivalents, beginning of period	122,170	33,178

Cash and cash equivalents, end of period	$91,784	$137,205

      Cash payments for income taxes were $34,281 and $60,782 for the nine months ended September 30, 2000 and 1999, respectively.

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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and reflect all adjustments of a normal recurring nature considered necessary to present fairly results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

      Earnings Per Common Share — Basic earnings per common share is computed using net income less financing costs on forward equity contracts divided by the weighted average number of common shares outstanding. Diluted earnings per common share is computed using the weighted average number of common shares outstanding plus the effect of potential outstanding common shares, including options, warrants and forward equity contracts using the “treasury stock” method.

2.  Income from Investing Activities

      Income from investing activities was $50,978 and $123,029 for the third quarter and first nine months of 2000, respectively. This income arose from the gains on the sale of VeriSign, Inc. (“VeriSign”) common stock and the sale of Trintech Group PLC (“Trintech”) ordinary shares. Until June 30, 1999 the Company had accounted for its investment in VeriSign under the equity method and its investment in Trintech as marketable securities available for sale. Income from investing activities was $84,300 and $225,642 for the third quarter and first nine months of 1999, respectively. This income arose from the gains on the sale of VeriSign common stock and gain from increase of VeriSign investment value under the equity method, net of the Company’s equity in VeriSign’s loss for the first nine months of 1999. After June 1999, investments in VeriSign common stock and Trintech ordinary shares have been accounted for as marketable securities available for sale.

      The Company bought put options and sold call options, which are derivative financial instruments, on its VeriSign shares, to ensure that at least a portion of the unrealized gain is fully hedged and ultimately realized. The call options entitle the holders to buy shares of VeriSign common stock, and the put options allow the Company to sell shares of VeriSign common stock, on certain dates at specified prices, or permit a net-share settlement at the Company’s option. On September 30, 2000, 4,000,000 shares were covered by these put and call options. The outstanding put and call options expire quarterly in 500,000 share increments between December 31, 2000 and September 30, 2002 and have exercise prices ranging from $47.46 to $77.00 per share. There were no premiums paid for the options. The options are recorded at intrinsic value (fair market value

RSA SECURITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

less unrealized guaranteed gains), resulting in an unrealized hedge liability. As of September 30, 2000, unrealized gains of $803,701, net of the unrealized hedge liability of $534,670 net to a maximum realizable gain of $269,031. If the put and call option program is followed to maturity, the Company will realize additional pre-tax gains ranging from a minimum of $194,316 to a maximum of $269,031.

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

      The Company intends to account for its put and call options on its VeriSign holdings as fair value hedges. The Company estimates that based on the valuation of these put and call options as of September 30, 2000, the effect of adopting SFAS No. 133 and No. 138 would be to record an initial loss of $22,933, which represents the ineffective portion of the hedges. This initial non-cash loss will be offset during future periods by non-cash gains and losses from the subsequent adjustments of the hedges to fair value, and realized gains from the sale of VeriSign stock.

3.  Strategic Investments

      In January 2000 the Company redefined the reporting segments of its business to include the RSA Capital segment. This segment includes the activities relating to the Company’s existing and future investments in e-businesses and other high tech industry opportunities. The Board of Directors has authorized the Company to invest in and solicit investments for RSA Ventures I, a venture capital fund. The fund may raise up to $200,000, with the Company’s portion not to be less than two thirds, or $133,400, of the total investments in the fund. Expenses incurred in connection with RSA Capital are primarily for general and administration, management and professional fees, and were $1,193 and $2,337 during the three and nine months ended September 30, 2000, respectively, and are included in general and administrative expenses.

      Typical investments are expected to consist of equity instruments. Investments in companies where ownership is less than 20% are accounted for using the cost method. Investments in companies where ownership exceeds 20%, but which are not majority-owned or controlled, will be accounted for using the equity method. Investments in companies where majority ownership or control exists will be accounted for using the consolidation method. Certain events, such as an initial public offering, could result in the reclassification of an investment to a marketable security available for sale. The Company routinely evaluates the realizable value of its investments using qualitative and quantitative factors including discounted cash flow analysis and liquidation value assessments.

RSA SECURITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Restructurings

      In 1999, the Company commenced and substantially completed consolidation of certain operations in order to promote operational efficiency. The Company recorded costs of $11,350, of which $10,350 were recorded in the first nine months of 1999. These costs consisted primarily of severance costs for 41 employees who were employed primarily in research and development and general and administrative activities for the formerly separate operations of Intrusion Detection, Inc., and facility exit costs. Facility exit costs consisted primarily of estimated shortfalls of sublease rental income compared to minimum lease payments due under a lease agreement. During the second quarter of 2000, the Company reversed $2,079 of previously recorded restructuring costs due to revised estimates of the facility exit costs and associated legal costs. Remaining costs of approximately $347 were accrued and unpaid at September 30, 2000 and consisted primarily of facility exit costs.

5.  Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2000 and 1999:

      (In thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Net income	$40,016	$58,585	$101,848	$142,569

Financing costs on forward equity contracts	(2,551)	—	(2,551)	—

Net income available to common shareholders	$37,465	$58,585	$99,297	$142,569

Weighted average shares — Basic	38,630	38,988	39,102	39,205

Effect of options, warrants and forward equity contracts	4,102	2,314	4,468	2,212

Weighted average shares — Diluted	42,732	41,302	43,570	41,417

Basic earnings per share	$0.97	$1.50	$2.54	$3.64

Diluted earnings per share	$0.94	$1.42	$2.34	$3.44

RSA SECURITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Comprehensive Income

      For the three and nine months ended September 30, 2000 and 1999, comprehensive income was:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Net income	$40,016	$58,585	$101,848	$142,569

Other comprehensive income, net of tax:

Holding gains (losses) arising during period	3,928	205,505	(117)	205,370

Less: reclassification adjustment for gains included in net income	(30,589)	—	(73,824)	—

Increase (decrease) in net unrealized gains on marketable securities	(26,661)	205,505	(73,941)	205,370

Foreign currency translation adjustments	(1,192)	34	(857)	(247)

Other comprehensive income	$12,163	$264,124	$27,050	$347,692

      Accumulated other comprehensive income consists of the following:

	Foreign	Holding	Accumulated
	Currency	Gain	Other
	Translation	(Loss) on	Comprehensive
	Adjustments	Securities	Income

Balance, December 31, 1999	$(1,322)	$236,988	$235,666

Period change	436	(760)	(324)

Balance, March 31, 2000	(886)	236,228	235,342

Period change	(101)	(46,520)	(46,621)

Balance, June 30, 2000	(987)	189,708	188,721

Period change	(1,192)	(26,661)	(27,853)

Balance, September 30, 2000	$(2,179)	$163,047	$160,868

      The tax benefits of unrealized holding gains and losses were $17,774 and $(137,003) for the three months ended September 30, 2000 and 1999, respectively and $49,294 and $(136,913) for the nine months ended September 30, 2000 and 1999, respectively.

7.  Stockholders’ Equity

  Stock Purchase Warrants

      During September 1999 the Company issued warrants to purchase 80,000 shares of common stock in connection with a software sale. These warrants were exercised during July 2000 and resulted in the issuance of 54,090 shares of the Company’s common stock from treasury stock.

  Share Repurchase Program

      The Company has maintained common stock repurchase programs since October 1998. Under the current program, the Company is authorized to repurchase up to 6,500,000 shares of its common stock through October 3, 2001. Repurchased shares are used for stock option and employee stock purchase plans, and for general corporate purposes. Since the repurchase program was authorized, the Company has repurchased 7,892,500 shares of its common stock for an aggregate amount of $272,780, or an average cost of $34.56 per share. The Company purchased 1,412,800 and 2,758,000 shares of its common stock during the three and nine months ended September 30, 2000, respectively, for an aggregate amount of $83,677 and $157,672, or an average cost of $59.23 and $57.17 per share, respectively.

RSA SECURITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company sold $16,032 of put options on its common stock during the nine months ended September 30, 2000, to facilitate its share repurchase program. The proceeds were recorded as additional paid-in capital. At September 30, 2000, the Company had outstanding put options covering 1,500,000 common shares, at strike prices ranging from $51.34 to $61.27 per share. These options can only be exercised on certain dates, and expire through the first quarter of 2002. The Company has the option to settle the put options in cash, net shares or through physical delivery of the Company’s shares for cash. The option agreement provides for cash settlement only in certain remote circumstances, such as contract default. Any settlement arising from these put options, either in cash or shares, will be recorded as a component of equity. The put options with strike prices in excess of the average closing market value for the period the options are outstanding would be considered dilutive. Accordingly, the put options did not have a dilutive effect on the calculation of earnings per share at September 30, 2000.

      The Company has also entered into forward purchase contracts for 1,000,000 shares of its common stock in order to set purchase prices for its future repurchase of shares under its share repurchase program. The contracts have forward purchase prices ranging from $61.83 to $64.87 and provide for quarterly resets of the forward purchase price through the second quarter of 2001. If the reset date market price of the Company’s common stock is higher than the forward purchase price, the forward purchase price resets to the reset date market price and the Company receives the net differential. If the reset date market price of the Company’s common stock is lower than the forward purchase price, the Company is not obligated to settle the net differential and the forward purchase price would not reset. At the end of the contract if the market price of the Company’s common stock is lower than the forward purchase price, the Company will be required to settle the net differential. The Company has the option to pay or receive net cash, net shares or settle with a cash payment for the gross amount of shares. Any settlement on a reset date or at the end of the contract, in either cash or shares, will be recorded as a component of equity. During the third quarter of 2000, the forward purchase price for 572,500 shares was reset to $61.83 and the Company received the net differential of $1,747, which has been recorded as additional paid-in capital. Contracts with forward purchase prices above the closing fair value of the Company’s common stock at September 30, 2000 of $43.13 would be considered dilutive. Accordingly, the forward purchase contracts did have a dilutive effect on the earnings per share calculation at September 30, 2000.

      In March 2000, the EITF issued Issue No. 00-7, “Application of EITF Issue No. 96-13, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, to Equity Derivative Transactions that Contain Certain Provisions that Require Cash Settlement if Certain Events Occur.” EITF Issue No. 96-13 established the accounting standards for equity derivative contracts indexed to and potentially settled in a company’s own stock. It did not address embedded settlement features which are contingent on events that are unlikely to occur nor did it address how to determine if share settlement is within control of the issuer. EITF 00-7 addresses embedded settlement features and states that contracts with any provision regarding an event beyond the Company’s control that could require net-cash settlement by the Company cannot be accounted for as equity of the issuer. EITF 00-7 is effective on March 17, 2000 except for contracts entered into before March 17, 2000 in which case the effective date is December 31, 2000.

      During September 2000 the EITF issued Issue No. 00-19, “Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13” which states that equity contracts could be recorded as equity of the issuer provided the contract meets EITF 00-7 requirements and the issuer has enough available shares to satisfy the settlement terms of the contract. If the issuer does not have enough available shares to satisfy the contract, the issuer would be required to reclassify the contract, or a portion of the contract, as a liability. EITF 00-19 is effective on June 30, 2001 except for contracts entered into after September 20, 2000. At September 30, 2000 the Company had enough shares available to settle its contracts.

RSA SECURITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Segments

      The Company has two reportable segments, e-Security Solutions, and RSA Capital (formed January 2000). The operations of the e-Security Solutions segment consist of the sale of software licenses, hardware, maintenance and professional services through two sales channels, Enterprise solutions and Developer solutions. The RSA Capital segment makes strategic investments in e-businesses and other high tech industry opportunities, and operations consist of such investments. The segments were determined primarily on how management views and evaluates the business.

      The tables below present information about the Company’s reportable segments for the nine months ended September 30, 2000 and 1999:

	Nine Months Ended			Nine Months Ended
	September 30, 2000			September 30, 1999

	e-Security	RSA		e-Security	RSA
	Solutions	Capital	Consolidated	Solutions	Capital	Consolidated

Revenue	$202,069	—	$202,069	$156,139	—	$156,139

Operating income	$34,974	$(2,337)	$32,637	$4,186	—	$4,186

Interest income and other	$9,734	—	$9,734	$6,582	—	$6,582

Income from investing activities	—	$123,029	$123,029	—	$225,642	$225,642

Depreciation and amortization	$7,220	—	$7,220	$6,797	—	$6,797

Identifiable assets	$425,420	$828,180	$1,253,600	$416,317	$360,381	$776,698

      The tables below present information about the Company’s reportable segments for the three months ended September 30, 2000 and 1999:

	Three Months Ended			Three Months Ended,
	September 30, 2000			September 30, 1999

	e-Security	RSA		e-Security	RSA
	Solutions	Capital	Consolidated	Solutions	Capital	Consolidated

Revenue	$72,029	—	$72,029	$55,658	—	$55,658

Operating income (loss)	$11,971	$(1,193)	$10,778	$(1,247)	—	$(1,247)

Interest income and other	$3,459	—	$3,459	$2,634	—	$2,634

Income from investing activities	—	$50,978	$50,978	—	$84,300	$84,300

Depreciation and amortization	$2,437	—	$2,437	$2,660	—	$2,660

Identifiable assets	$425,420	$828,180	$1,253,600	$416,317	$360,381	$776,698

RSA SECURITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s operations are conducted throughout the world. Operations in the United States represent more than 10% of revenues and income from operations. The Company’s operations in other countries are individually insignificant and have been included in “Rest of world” below. The following tables present information about e-Security Solutions revenues for the three and nine months ended September 30, 2000 and 1999:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Product and services:

Enterprise solutions	$53,799	$42,793	$151,624	$118,685

Developer solutions	18,230	12,865	50,445	37,454

	$72,029	$55,658	$202,069	$156,139

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Geographic areas:

United States	$47,143	$38,939	$134,173	$109,929

Rest of world	24,886	16,719	67,896	46,210

	$72,029	$55,658	$202,069	$156,139

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For purposes of these Acts, any statement contained herein that is not a statement of historical fact may be deemed a forward-looking statement. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption “Certain Factors That May Affect Future Results.” This report should be read in conjunction with the Company’s Annual Report on Form 10-K filed for the year ended December 31, 1999.

      The Company is a leading provider of electronic security (“e-security”) solutions. The Company helps organizations build secure, trusted foundations for electronic business (“e-business”) through use of the Company’s two-factor user authentication, encryption and public key management products and solutions. The Company sells to corporate (“Enterprise”) end users seeking turnkey e-security solutions, and to original equipment manufacturers and developers (“Developer”) seeking software development components for embedding security in a range of applications. In addition to providing e-security solutions, in January 2000 the Company formed its RSA Capital segment, whose activities consist of investments in e-business and other high tech industry opportunities.

      The Company’s operating revenue is derived primarily from two distinct sales channels: Enterprise solutions (including RSA SecurID® authenticators, RSA ACE/ Server® software, RSA Keon® software, and maintenance and professional services) and Developer solutions (including RSA BSAFE® cryptographic software and protocol products, RSA Keon components, and maintenance and professional services). Enterprise customers’ purchases typically include an initial sale of a product, and as the customer’s use of the product expands to include more users, such as the customer’s vendors, suppliers, customers and clients, subsequent sales of additional or replacement products are completed. RSA SecurID authenticators are programmed at the customer’s request to operate for a fixed period of up to four years, and RSA ACE/ Server and RSA Keon software license fees are typically based on the number of users authorized under the customer’s license. With respect to Developer solutions, RSA BSAFE software licensing terms vary by product, but are typically composed of both initial fees and ongoing royalties paid as a percentage of the Developer’s product or service revenues. Sales to existing Developer customers also include revenue associated with amendments to licensing agreements, usually in order to accommodate licensing of new software or technology to the customer, to increase the field of use rights, or both.

      Through its RSA Capital segment, the Company invests in e-businesses and other high tech industry opportunities. Most such investments are expected to consist of equity instruments. RSA Capital holds investments in certain public companies, which are accounted for as marketable securities available for sale, as well as shares in a number of private companies, which are accounted for using the cost method. Expenses incurred in connection with these investments are primarily for general and administration, management, and legal matters.

      The Company’s direct sales to its customers in countries outside of the United States are denominated in the local currency. As a result, fluctuations in currency exchange rates could affect the profitability in U.S. dollars of the Company’s products sold in those markets. The Company’s sales through indirect distribution channels are generally denominated in U.S. dollars.

      The Company’s RSA SecurID authenticators are produced by two outside contract manufacturing organizations, and certain products contain technology that is licensed from third parties. The Company’s cost of revenue consists primarily of costs associated with the manufacture and delivery of RSA SecurID authenticators and royalty fees payable by the Company under licenses for such third parties’ technology. Cost of revenue also includes professional service, customer support, and production costs. Production costs include programming labor, shipping, inspection and quality control functions associated with the RSA SecurID authenticators.

Results of Operations

      The following tables set forth income and expense items as a percentage of total revenue for the three and nine months ended September 30, 2000 and 1999.

	Percentage of		Percentage of
	Total Revenue		Total Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue	19.6	20.2	19.9	21.2

Gross profit	80.4	79.8	80.1	78.8

Costs and expenses:

Research and development	15.0	17.5	16.3	17.4

Marketing and selling	37.0	44.9	35.9	39.8

General and administrative	13.4	12.8	12.7	12.3

Restructurings	—	6.8	(1.0)	6.6

Total	65.4	82.0	63.9	76.1

Income (loss) from operations	15.0	(2.2)	16.2	2.7

Interest income and other	4.8	4.7	4.8	4.2

Income from investing activities	70.8	151.5	60.9	144.6

Income before provision for income taxes	90.6	154.0	81.9	151.5

Provision for income taxes	35.0	48.9	31.5	60.1

Minority interests	—	0.2	—	—

Net income	55.6%	105.3%	50.4%	91.4%

Revenue

      Total revenue increased 29.4% in the third quarter of 2000 to $72.0 million from $55.7 million in the third quarter of 1999. For the first nine months of 2000, total revenue increased 29.4% to $202.1 million from $156.1 million in the first nine months of 1999. The growth in revenue occurred for all product lines, with the most significant growth in revenue arising from sales of software, which accounted for 43% of total revenues for the third quarter of 2000. The Company believes that the revenue increases are an indication of the increasing importance of security solutions to the online economy.

      Sales to Enterprise solution customers increased 25.7% in the third quarter of 2000 over the third quarter of 1999 and accounted for approximately 67% of the total increase in revenue in the third quarter of 2000 over the third quarter of 1999. Sales to Enterprise solution customers increased 27.8% for the first nine months of 2000 over the first nine months of 1999 and accounted for approximately 72% of the total increase in revenue for the first nine months of 2000 over the same period of 1999. The Company sold approximately 661,328 and 1,877,682 RSA SecurID authenticator units in the third quarter and first nine months of 2000, respectively, which represents 32.7% and 33.7% increases over the same periods of 1999, respectively. The increase in number of units sold along with a slight increase in the average selling price contributed to the increased revenues. RSA Keon revenue increased approximately 135% for the first nine months of 2000 over the first nine months of 1999, increased approximately 34% in the third quarter of 2000 sequentially over the second quarter of 2000, and accounted for approximately 9% of total Enterprise solution revenue for the first nine months of 2000. The Company believes that the revenue generated from its authenticator product line continues to provide overall growth for the Company, and newer product lines, such as RSA Keon, have had significant growth in emerging PKI markets.

      Sales to Developer customers increased 41.7% in the third quarter of 2000 over the third quarter of 1999 and accounted for approximately 33% of the total increase in revenue in the third quarter of 2000 over the third quarter of 1999. Sales to Developer customers increased 34.7% in the first nine months of 2000 over the first nine months 1999 and accounted for approximately 28% of the total increase in revenue for the first nine months of 2000 over the same period of 1999. The Company believes that the increase in Developer revenues can be attributed to the continuing demand for products that ensure the authenticity of transactions conducted online.

      International revenue increased 48.8% in the third quarter of 2000 to $24.9 million from $16.7 million in the third quarter of 1999, accounting for 34.5% of total third quarter revenue. International revenue increased 46.9% in the first nine months of 2000 to $67.9 million from $46.2 million in the first nine months of 1999, accounting for 33.6% of total revenue for the first nine months of 2000. Revenues increased in all international markets, with the most substantial growth in Europe and Asia Pacific. The Company believes international revenue will continue to increase as its presence in international markets gets stronger and the demand for its products matures.

Gross Profit

      The Company’s gross profit increased 30.4% in the third quarter of 2000 to $57.9 million from $44.4 million in the third quarter of 1999, and increased 35.1% in the first nine months of 2000 to $161.8 million from $123.1 million in the first nine months of 1999. The increase in gross profit in absolute dollars can be primarily attributed to the increased sales volume on software products, which have higher profit margins.

Research and Development

      Research and development expenses increased 11.1% in the third quarter of 2000 to $10.8 million from $9.8 million in the third quarter of 1999, and increased 21.7% in the first nine months of 2000 to $33.0 million from $27.1 million in the first nine months of 1999. The majority of the increase in research and development expenses resulted from increased payroll expenses associated with the employment of additional staff.

Marketing and Selling

      Marketing and selling expenses increased 6.6% in the third quarter of 2000 to $26.6 million from $25.0 million in the third quarter of 1999, and increased 16.8% in the first nine months of 2000 to $72.6 million from $62.2 million in the first nine months of 1999. Approximately $3.9 million of the increase in marketing and selling expenses during the third quarter of 2000 was from increased payroll and overhead costs associated with the employment of additional staff. The increase in payroll and overhead costs is offset by a decrease of approximately $0.5 million from sales commission expenses and a decrease of approximately $1.8 million in spending on marketing programs. The decrease in spending on marketing programs during the third quarter of 2000 compared to the third quarter of 1999 can be attributed to the amount spent in 1999 for marketing program costs incurred in connection with the corporate rebranding.

General and Administrative

      General and administrative expenses increased 35.6% in the third quarter of 2000 to $9.7 million from $7.1 million in the third quarter of 1999, and increased 33.0% in the first nine months of 2000 to $25.6 million from $19.2 million in the first nine months of 1999. Approximately $2.0 million of the increase in general and administration expenses during the third quarter of 2000 was from increased payroll and overhead costs associated with the employment of additional staff, and approximately $0.6 million of the increase was from increased professional fees related to the protection of intellectual property and other legal matters.

Restructurings

      In 1999, the Company commenced and substantially completed consolidation of certain operations in order to promote operational efficiency. The Company recorded costs of $11.4 million, of which $10.4 million were recorded in the first nine months of 1999. These costs consisted primarily of severance costs for employees who were employed primarily in research and development and general and administrative activities for the formerly separate operations of Intrusion Detection, Inc., and facility exit costs. Facility exit costs consisted primarily of estimated shortfalls of sublease rental income compared to minimum lease payments due under a lease agreement. During the second quarter of 2000, the Company reversed $2.0 million of previously recorded restructuring costs due to revised estimates of the facility exit costs and associated legal costs. Remaining costs of approximately $347,000 were accrued and unpaid at September 30, 2000 and consisted primarily of facility exit costs.

Interest Income and Other

      Interest income and other increased 31.3% and 47.9% in the third quarter and the first nine months of 2000 to $3.5 million and $9.7 million, respectively, from $2.6 million and $6.6 million in the third quarter and the first nine months of 1999, respectively. The increases are primarily due to interest earned on higher average cash and marketable securities balances.

Income from Investing Activities

      Income from investing activities was $51.0 million and $123.0 million for the third quarter and first nine months of 2000, respectively, from the sale of VeriSign common stock and Trintech ordinary shares. This represents 40.0% and 45.6% decreases in income from investing activities from the third quarter and first nine months of 1999, respectively. The decreases are mainly due to a lower quantity of VeriSign shares sold. These decreases were offset by gains from the sales of Trintech ordinary shares at market value. The Company is currently exploring potential opportunities to restructure its hedge position with respect to its VeriSign shares for tax and liquidity purposes, and for further reduction of volatility. There can be no assurance that the Company will be successful in doing so.

Provision for Income Taxes

      The provision for income taxes decreased to $25.2 million and $63.6 million during the third quarter and first nine months of 2000, respectively, from $27.2 million and $93.9 million in the third quarter and first nine months of 1999, respectively, primarily due to lower pre-tax income. The Company’s effective tax rate increased to 38.6% for the third quarter of 2000 from 31.7% for the third quarter of 1999, and decreased to 38.4% for the first nine months of 2000 from 39.7% for the first nine months of 1999, respectively, primarily due to the effect of state taxes on investment income.

Liquidity and Capital Resources

      The Company had $91.8 million in cash and cash equivalents at September 30, 2000, consisting primarily of short-term investments in commercial paper with maturities of less than 90 days. This represents a decrease of $30.4 million in cash and cash equivalents during the nine months ended September 30, 2000. The major elements of the decrease in cash for the first nine months of 2000 includes $157.7 million of cash used to repurchase the Company’s common stock and $31.6 million of cash used to purchase property and equipment, including the purchase of a new facility for the Company’s European headquarters. These uses of cash were offset by cash from operations of $3.8 million and from investing activities of $108.5 million, primarily from the sales of VeriSign common stock and Trintech ordinary shares, and cash provided from the proceeds of employee exercises and purchases under the Company’s stock option and employee stock purchase plans of $29.8 million.

      The Company anticipates that it will continue to make significant expenditures to repurchase its common stock. To facilitate its repurchase plan, the Company has entered into forward purchase contracts and sold put options with respect to 2.5 million shares of its common stock, which generated cash proceeds of $17.8 million during the first nine months of 2000. These contracts will allow the Company to purchase shares through the second quarter of 2002 at an average purchase cost of $59.24 per share.

      The Company’s plans for future uses of cash also include additional strategic investments in preferred and common stock of privately held companies, potential acquisitions of other entities or technologies, and additional purchases of property and equipment. The Company believes that cash generated from operating activities will be sufficient to fund its working capital requirements through at least the next twelve months. The Company anticipates that current cash on hand, cash from sale of marketable securities and the cash generated from the exercise of employee options and employee stock purchase plans, will be adequate to fund its planned capital and financing expenditures for at least the next twelve months.

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

      The Company may not be able to increase or sustain its profitability from quarter to quarter. Because the Company’s operating expenses are based on anticipated revenue levels and a high percentage of the Company’s expenses are fixed, a small variation in when revenue is recognized can cause significant variations in operating results from quarter to quarter.

      The Company’s stock price has been volatile and is likely to remain volatile. During 1999, the Company’s stock price ranged from a per share high of $77.50 to a low of $14.88. At the close of the market on October 4, 2000, the Company’s stock price was $39.50 per share. Announcements, litigation developments, changes in markets and the Company’s ability to meet the expectations of brokerage firms, industry analysts and investors with respect to its operating and financial results may contribute to this volatility.

      The market for the Company’s products is new and still developing, and demand for the Company’s products depends highly on the continued growth in the use of computer networks, including the Internet, to allow users access to confidential and proprietary information and resources. E-security technology is constantly changing as the Company and its competitors introduce new products and retire old products and as customer requirements quickly develop and change. In addition, the standards for e-businesses and e-security are continuing to evolve. The Company’s future success will depend in part upon its ability to enhance its existing products, to introduce new, competitively priced products with features that meet changing customer requirements and to find new markets for its more established product lines, all in a timely and cost-effective manner. However, the Company may not be successful in introducing new or enhanced products. A number of factors, including the following, could have an adverse impact on the success of a product:

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

      The Company may need to purchase or license technology from third parties in order to introduce new products or enhance its existing products. The Company may not be able to find businesses that have the technology the Company needs and, once it finds such businesses, may not be able to purchase or license the technology on reasonable commercial terms.

      Transactions for some of the Company’s products, including its RSA Keon products, often involve large expenditures by the Company’s customers, and the sales cycles for these transactions are often lengthy and unpredictable. The long nature of the sales cycles may impact the Company’s quarterly results of operations. The sales cycles for these transactions are subject to a number of uncertainties such as:

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

      International sales accounted for more than 30% of the Company’s revenue for each of the years ended December 31, 1997, 1998 and 1999 and for the nine months ended September 30, 2000. There are certain risks inherent in doing business internationally, including:

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

      From time to time, the Company has been involved in disputes with third parties who allege that the Company’s products may infringe intellectual property rights held by third parties. Any litigation carries a number of significant risks including:

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

      The Company relies on patents to protect its proprietary rights in its technology, but it is possible that any patent owned or held by the Company or its licensors might be invalidated, circumvented, challenged or terminated. It is also possible that the claims described in the Company’s pending or future patent applications may be rejected by patent examiners. In addition, the laws of certain countries in which the Company’s products are now, or may in the future be, developed or sold may not protect the Company’s products and intellectual property rights to the same extent as the laws of the United States. The inability of the Company to adequately protect its intellectual property could have a material adverse effect on its financial condition and results of operations.

      The Company’s issued U.S. patents expire at various dates ranging from 2000 to 2018. When each of the Company’s patents expires, competitors may develop and sell products based on the same or similar technologies as those covered by the expired patent. For example, an important patent covering the RSA public key cryptosystem, which was developed at the Massachusetts Institute of Technology (U.S. Patent No. 4,405,829) and licensed exclusively to the Company, expired on September 20, 2000. An implementation of the cryptographic algorithm described in this patent is embodied in the Company’s RSA BSAFE cryptographic products. The Company believes that the expiration may encourage competitors to market competing products that previously would have infringed the patent.

      A portion of the Company’s assets includes the equity securities of both publicly traded and non-publicly traded companies. The market price and valuations of the securities the Company holds may fluctuate due to market conditions and other conditions over which the Company has no control, and these fluctuations may result in fluctuations of the market price of the Company’s common stock and may reduce the amount of working capital available to the Company. In addition, the securities of the private companies in which the Company invests are generally illiquid, and if these private companies never achieve a liquidity event, such as a public offering or an acquisition, then the Company may never realize a gain on its investment or even recoup the cost of its investment.

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

      The Company also makes strategic equity investments determined by the Board of Directors. The Company’s available for sale securities at September 30, 2000 include 4,000,000 shares of VeriSign common stock and 230,754 shares of Trintech ordinary shares. As discussed below, the Company has entered into derivative financial instruments in order to protect the Company’s position in its investment in VeriSign. The Company’s position in Trintech has not been protected, and for example, a 20% adverse change in its equity price would result in an approximate $0.9 million decrease in the fair value of the Company’s marketable securities.

      As of September 30, 2000 the Company held put options and sold call options on all 4,000,000 of its VeriSign shares to ensure that at least a portion of the unrealized gain is fully hedged and ultimately realized. The call options entitle the holders to buy shares of VeriSign common stock and the put options allow the Company to sell shares of VeriSign common stock on certain dates at specified prices, or permit a net-share settlement at the Company’s option. The outstanding put and call options expire quarterly in 500,000 share increments between December 31, 2000 and September 30, 2002 and have exercise prices ranging from $47.46 to $77.00 per share. There were no premiums paid for the options. The options are recorded at intrinsic value, resulting in an unrealized hedge liability. As of September 30, 2000, unrealized gains of $803.7 million, net of the unrealized hedge liability of $534.7 million net to a maximum realizable value of $269.0 million. If the put and call option program is not followed to maturity, realized gains would be significantly reduced by the costs associated with the early termination of the put and call options.

      During the first nine months of 2000, the Company entered into equity instrument contracts indexed to the Company’s common stock including put options and forward purchase contracts. These equity instruments are designed to facilitate the repurchase of the Company’s common stock and to minimize the effects of employee stock options and employee stock purchase plan exercises on the dilution of earnings per share. See Note 7 of Notes to Condensed Consolidated Financial Statements.

      Through September 30, 2000, foreign currency fluctuations have not had a material impact on the Company’s financial position or results of operations and historically, the Company has not entered into foreign currency hedge transactions. The Company invoices customers primarily in U.S. dollars, except in those countries in which the Company has branch or subsidiary operations and the customers invoices are denominated in the local currency. The Company is exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. This exposure is offset by the Company’s use of local currency for operating expenses incurred in those countries. The Company believes that its potential foreign currency exchange rate exposure is not material.

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

      The Company intends to account for its put and call options on its VeriSign holdings as fair value hedges. The Company estimates that, based on the valuation of these put and call options as of September 30, 2000, the effect of adopting SFAS No. 133 and No. 138 would be to record an initial loss of $22.9 million, which represents the ineffective portion of the hedges. This initial non-cash loss will be offset during future periods by non-cash gains and losses from the subsequent adjustments of the hedges to fair value, and cash gains from the sale of VeriSign common stock.

      In March 2000, the EITF issued Issue No. 00-7, “Application of EITF Issue No. 96-13, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, to Equity Derivative Transactions that Contain Certain Provisions that Require Cash Settlement if Certain Events Occur.” EITF Issue No. 96-13 established the accounting standards for equity derivative contracts indexed to and potentially settled in a company’s own stock. It did not address embedded settlement features which are contingent on events which are unlikely to occur and it did not address how to determine if share settlement is within control of the issuer. EITF 00-7 addresses embedded settlement features and states that contracts which could require cash payment cannot be accounted for as equity of the issuer. EITF 00-7 is effective on March 17, 2000 except for contracts entered into before March 17, 2000, in which case the effective date is December 31, 2000.

      During September 2000 the EITF issued Issue No. 00-19, “Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13” which states that equity contracts could be recorded as equity of the issuer provided the contract meets EITF 00-7 requirements and the issuer has enough available shares to satisfy the settlement terms of the contract. If the issuer does not have enough available shares to satisfy the contract, the issuer would be required to reclassify the contract, or portion of the contract, as a liability. EITF 00-19 is effective on June 30, 2001 except for contracts entered into after September 20, 2000. At September 30, 2000 the Company had enough shares available to settle its contracts.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      On or about December 11, 1998, a class action was filed in the United States District Court for the District of Massachusetts on behalf of all purchasers of the Company’s Common Stock during the period from and including September 30, 1997 through July 15, 1998: Fitzer v. Security Dynamics Technologies, Inc., Charles R. Stuckey, Jr., D. James Bidzos, Arthur W. Coviello, Jr., John Adams, Marian G. O’Leary and Linda B. Saris, Civil Action No. 98-CV-12496-WGY. The plaintiffs subsequently dismissed without prejudice the claims against Ms. Saris. The plaintiffs asserted that the defendants misled the investing public concerning demand for the Company’s products, the strengths of its technologies, and certain trends in the Company’s business and sought unspecified damages, interest, costs and fees of their attorneys, accountants and experts. On September 28, 2000, the United States District Court granted the defendants’ motion of dismiss, and entered a judgment dismissing the plaintiffs’ claims with prejudice. On October 18, 2000, the plaintiffs filed in the District Court a notice of appeal from the judgment. Even if the plaintiffs’ request for appeal is granted and the District Court’s decision is reversed, the Company believes that this suit will not have a material impact on the Company’s consolidated financial position.

      On or about May 20, 1999, Kenneth P. Weiss, the founder and a former director, officer and employee of the Company, filed a demand for arbitration alleging that (a) the Company constructively terminated Mr. Weiss in May 1996 in violation of his Employment Agreement with the Company, and (b) the Company breached its obligations under Mr. Weiss’ Employment Agreement by refusing to release certain assignments of patents. Mr. Weiss subsequently amended his complaint to remove the constructive termination claim. Mr. Weiss seeks unspecified damages, interest, costs and fees of his attorneys and experts, as well as the return of his rights in certain patents he created and assigned to the Company in the course of his employment. The parties are currently in arbitration proceedings. The Company believes that Mr. Weiss’ claims are without merit and intends to defend the matter vigorously. The Company believes that this suit will not have a material impact on the Company’s consolidated financial position.

      On or about June 15, 2000, David Moran, a stockholder of the Company, filed a shareholder derivative action in the Court of Chancery of New Castle County in the State of Delaware on behalf of himself and all others similarly situated v. Charles R. Stuckey, Jr., D. James Bidzos, Richard L. Earnest, Dr. Taher Elgamal, James K. Sims, Joseph B. Lassiter, III, Arthur Coviello, Jr., Robert P. Badavas, VeriSign, Inc. and RSA Security Inc, f/k/a Security Dynamics Technologies, Inc., Civil Action No. 18107NC. Mr. Moran asserts that the Company’s Board of Directors breached its fiduciary duty to the Company by failing to obtain certain international patents, by failing to enforce the terms of certain agreements with VeriSign, and by appointing Mr. Stuckey as President of RSA Capital. Mr. Moran seeks unspecified damages, interest, costs and fees of his attorneys, accountants and experts, as well as injunctive relief. The Company believes that Mr. Moran’s claims are without merit, and intends to defend the lawsuit vigorously. The Company believes that the disposition of this matter will not have a material adverse effect on the Company’s consolidated financial position.

      On or about August 16, 2000, James V. Biglan, a stockholder of the Company, filed a shareholder derivative action in the Court of Chancery of New Castle County in the State of Delaware derivatively on behalf of the Company v. Charles R. Stuckey, Jr., D. James Bidzos, Richard L. Earnest, Dr. Taher Elgamal, James K. Sims, Robert P. Badavas, Joseph B. Lassiter, III, Arthur Coviello, VeriSign, Inc. and RSA Security Inc, f/k/a Security Dynamics Technologies, Inc., Civil Action No. 18190NC. Mr. Biglan asserts that the Company’s Board of Directors breached its fiduciary duty to the Company by failing to obtain certain international patents, by failing to enforce the terms of certain agreements with VeriSign, by permitting the violation of federal securities laws by the Company and certain insiders, and by appointing Mr. Stuckey as President of RSA Capital. Mr. Biglan seeks unspecified damages, interest, costs and fees of his attorneys, accountants and experts, as well as injunctive relief. The Company believes that Mr. Biglan’s claims are without merit, and intends to defend the lawsuit vigorously. The Company believes that the disposition of this matter will not have a material adverse effect on the Company’s consolidated financial position.

      On or about September 29, 2000, the Court of Chancery of New Castle County in the State of Delaware consolidated Mr. Moran’s and Mr. Biglan’s cases.

      From time to time, the Company has been named as a defendant in other legal actions arising from its normal business activities, which it believes will not have a material adverse effect on the Company or its business.

Item 2.  Changes in Securities and Use of Proceeds

      The Company has an active stock repurchase program. One element of such program is the sale of put options. On various dates between February 24, 2000 and June 19, 2000, the Company sold an aggregate of 1,500,000 put options with respect to its common stock to a major financial institution and received aggregate proceeds of $16.0 million in connection with such sales. Each put option entitles the holder to sell to the Company by physical delivery, cash delivery or net-share settlement, at the Company’s option, one share of the Company’s common stock at a specified price. The put options sold by the Company during the first nine months of 2000 expire on various dates through February 2002. The exercise price for 321,000 of the put options is $51.34, the exercise price for 679,000 of the put options is $55.77, and the exercise price for the balance of the put options is $61.27.

      In addition, the Company has entered into forward purchase contracts, with respect to 1,000,000 shares of its common stock, with a major financial institution, which expire during the second quarter of 2001 with quarterly reset dates through the expiration date. At each reset date, if the market price of the Company’s common stock is greater than the forward purchase price, then the financial institution will pay the difference to the Company in cash or shares of the Company’s common stock at the Company’s option. If the market price of the Company’s common stock on such reset date is lower than the forward purchase price, the Company is not obligated to settle the net differential. At the end of the contract if the market price of the Company’s common stock is lower than the forward purchase price, the Company will have to settle by paying the difference to the financial institution in cash or shares of its common stock.

      All of the above transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each transaction was privately negotiated, and each purchaser of options was an accredited investor and qualified institutional buyer. No public offering or public solicitation was made by the Company in the placement of these securities.

      On July 14, 2000, the holder of the Company’s Common Stock Purchase Warrant dated September 24, 1999 exercised the warrant to purchase 54,090 shares of the Company’s common stock. The holder purchased the 54,090 shares in accordance with the net issuance formula contained in the warrant, by giving up the right to purchase a number of shares subject to the warrant determined by multiplying (x) the total number of shares subject to the warrant (80,000) by (y) the warrant exercise price of $24.938 divided by the market price per share of the Company’s common stock on the exercise date ($77.00). The warrant and the shares of the Company’s common stock underlying the warrant were issued in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering. The basis for this exemption is satisfaction of the conditions of Rule 506 under the Securities Act in that the single purchaser of the Company’s securities was an accredited investor, and the purchaser had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of the prospective investment. No underwriters were involved with such issuance and sale.

Item 4.  Submission of Matters to a Vote of Security Holders.

      At the Company’s Special Meeting of Stockholders held on July 5, 2000, the Company’s stockholders approved a proposed amendment to the Company’s Third Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock from 150,000,000 to 300,000,000 shares. There were 40,091,086 shares of the Company’s Common Stock issued, outstanding and eligible to vote at the record date of May 24, 2000. The results of the voting at the Special Meeting were 27,085,980 votes for the amendment, 2,881,514 votes against, 73,881 abstaining and 0 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

      See the Exhibit Index attached to this Report.

(b)  Reports on Form 8-K:

      The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 2000.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSA SECURITY INC.

/s/ JOHN F. KENNEDY

John F. Kennedy
Senior Vice President, Finance,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Dated:  November 13, 2000

EXHIBIT INDEX

Item	Description

27.1	Financial Data Schedule