Form 10-Q
period 2001-03-31
RSA SECURITY INC/DE/
filed 2001-05-15
CIK 932064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-25120

RSA Security Inc.

(Exact name of Registrant as Specified in Its Charter)

Delaware	04-2916506
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.	)

36 Crosby Drive,

Bedford, MA 01730
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (781) 301-5000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes       No

      As of April 30, 2001, there were outstanding 57,164,012 shares of the Registrant’s Common Stock, $0.01 par value per share.

RSA SECURITY INC.

FORM 10-Q

For the Quarter Ended March 31, 2001

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

RSA SECURITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2001	2000

ASSETS
Current assets

Cash and cash equivalents	$251,679	$301,897

Marketable securities	45,193	33,205

Accounts receivable (less allowance for doubtful accounts of $2,069 in 2001 and $2,006 in 2000)	57,437	54,979

Inventory	5,665	3,707

Prepaid expenses and other assets	15,704	20,389

Total current assets	375,678	414,177

Property and equipment, net	69,221	64,207

Other assets

Investments	74,254	87,688

Goodwill, net	45,486	—

Intangible assets, net	18,075	—

Deferred taxes	25,979	20,723

Other	3,942	2,719

Total other assets	167,736	111,130

	$612,635	$589,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable	$13,441	$7,663

Accrued payroll and related benefits	13,620	16,023

Accrued expenses and other liabilities	8,937	12,649

Income taxes payable	27,556	26,249

Deferred revenue	29,208	25,444

Deferred taxes	26,354	20,482

Total current liabilities	119,116	108,510

Stockholders’ equity

Common stock, $0.01 par value; authorized, 300,000,000 shares; issued, 62,144,158 shares; outstanding, 56,802,301 and 56,166,352 shares in 2001 and 2000, respectively	621	621

Additional paid-in capital	194,828	213,826

Retained earnings	463,620	453,827

Treasury stock, at cost; 5,341,857 and 5,977,806 shares in 2001 and 2000, respectively	(197,168)	(218,962)

Accumulated other comprehensive income	31,618	31,692

Total stockholders’ equity	493,519	481,004

	$612,635	$589,514

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2001	2000

Revenue

Products	$62,569	$54,929

Services	13,771	8,411

Total revenue	76,340	63,340

Cost of revenue

Products	13,074	8,189

Services	7,259	4,701

Total cost of revenue	20,333	12,890

Gross margin	56,007	50,450

Costs and expenses

Research and development	13,461	10,934

Marketing and selling	30,715	21,989

General and administrative	9,799	8,036

In process research and development	2,571	—

Amortization of goodwill and intangibles	1,334	—

Total	57,880	40,959

Income (loss) from operations	(1,873)	9,491

Interest income	4,479	3,188

Income from investing activities	13,783	27,038

Income before provision for income taxes	16,389	39,717

Provision for income taxes	6,596	15,117

Net income	$9,793	$24,600

Basic earnings per share

Per share amount	$0.11	$0.42

Weighted average shares	56,476	58,976

Diluted earnings per share

Per share amount	$0.16	$0.37

Weighted average shares	56,476	58,976

Effect of dilutive equity instruments	5,253	6,832

Adjusted weighted average shares	61,729	65,808

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2001	2000

Cash flows from operating activities

Net income	$9,793	$24,600

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	3,258	2,400

Amortization of goodwill and intangible assets	1,334	—

In process research and development	2,571	—

Non cash acceleration of stock option compensation	636	—

Deferred taxes	191	985

Stock compensation	—	282

Non cash interest income	(479)	—

Income from investing activities	(13,783)	(27,038)

Increase (decrease) in cash from changes in:

Accounts receivable	(2,408)	(1,373)

Inventory	(1,958)	536

Prepaid expenses and other assets	7,394	(3,555)

Accounts payable	5,200	(2,077)

Accrued payroll and related benefits	(2,062)	6,987

Accrued expenses and other liabilities	(4,620)	(1,472)

Prepaid and income taxes payable	1,211	13,585

Deferred revenue	3,059	487

Net cash provided by operating activities	9,337	14,347

Cash flows from investing activities

Purchases of marketable securities	(10,006)	(174,086)

Proceeds from sale and maturities of marketable securities	13,864	215,277

Purchases of property and equipment	(5,034)	(2,298)

Proceeds from Crosby Finance, LLC	17,820	—

Investments	(5,000)	(1,500)

Acquisition, net of cash acquired	(68,755)	—

Other	(1,399)	—

Net cash (used for) provided by investing activities	(58,510)	37,393

Cash flows from financing activities

Proceeds from issuance of stock under option and employee purchase plans	17,446	14,365

Purchases of Company common stock	(20,430)	(19,673)

Sale of put options	2,038	8,950

Other	12	103

Net cash (used for) provided by financing activities	(934)	3,745

Effects of exchange rate changes on cash and cash equivalents	(111)	524

Net (decrease) increase in cash and cash equivalents	(50,218)	56,009

Cash and cash equivalents, beginning of period	301,897	122,170

Cash and cash equivalents, end of period	$251,679	$178,179

Cash payments for income taxes were $5,047 and $944 for the three months ended March 31, 2001 and 2000, respectively.

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(In thousands, except share and per share data)

1.  Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements include the accounts of RSA Security Inc. and its wholly owned subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2000.

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

      Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements include the operations of Xcert International, Inc. from February 12, 2001, the date of acquisition.

      Revenue Recognition — Revenue is recognized when earned. The Company’s revenue recognition policies are in compliance with all applicable accounting regulations, including the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions.” Revenue from products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is probable. As a result of the Company’s positive experience with returns from distributors, the Company began recognizing revenue upon shipment to distributors rather than upon sell-through, resulting in an increase in revenue of $1,735 for the three months ended March 31, 2001. Revenue from licensing other intellectual property is recognized when evidence of an arragement exists, the fee is fixed or determinable and collection is considered probable. When arrangements contain multiple elements and vendor specific objective evidence exists for all undelivered elements, the Company recognizes revenue for the delivered elements using the residual method. For arrangements containing multiple elements wherein vendor specific objective evidence does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until vendor specific objective evidence exists or all elements have been delivered. Maintenance services revenue, whether sold separately or as part of a multiple element arrangement, is deferred and recognized ratable over the term of the maintenance contract, generally twelve months. Professional service revenue is recognized as services are provided.

      Income Taxes — The Company provides for income taxes for interim periods based on the estimated effective tax rate for the full year. Cumulative adjustments to tax provisions are recorded in the interim period in which a change in the estimated annual effective rate is determined.

      Earnings Per Share — Basic earnings per share is computed using net income less financing costs on forward equity contracts divided by the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding plus the effect of potential outstanding shares, including options, warrants and forward equity contracts using the “treasury stock” method.

RSA SECURITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Goodwill and Intangible Assets — Goodwill and other acquisition related intangible assets are stated at cost or at fair value as of the date acquired in a business acquisition accounted for as a purchase, net of accumulated amortization. Goodwill is amortized on a straight-line basis over seven years. Other acquired intangibles assets are amortized on a straight-line basis over their estimated useful lives of between four and seven years. The Company reviews the carrying value of intangibles for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.

      Derivative Financial Instruments — The Company uses derivative financial instruments to moderate the financial market risks of its business operations. Derivative products, such as forward contracts, are used to hedge the foreign currency market exposures underlying certain forecasted transactions. The Company’s accounting policies for these instruments are based on its designation of such instruments as hedging transactions. An instrument is designated as a hedge based in part on its effectiveness in risk reduction and one to one matching of derivative instruments to underlying transactions. The Company records all derivatives on the balance sheet at fair value. The Company does not hold or transact in financial instruments for purposes other than risk management.

      For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income in stockholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, must be recognized currently in earnings.

2.  Stock Split

      On February 1, 2001 the Company’s Board of Directors declared a three-for-two stock split, effected in the form of a common stock dividend. Shares were distributed on or about March 23, 2001 to stockholders of record on March 9, 2001. All references to common stock and per share amounts in this Form 10-Q have been adjusted to reflect the three-for-two common stock split on a retroactive basis.

3.  Acquisition

      On February 12, 2001, the Company completed its acquisition of Xcert International, Inc. (“Xcert”), a company that develops and delivers digital certificate-based products for securing e-business transactions. The transaction was accounted for as a purchase, and accordingly, the results of operations of Xcert from the date of acquisition are included in the Company’s condensed consolidated statement of income for the three months ended March 31, 2001. Expenses related to this acquisition for investment banking, professional fees and other direct expenses were recorded on the date of acquisition and have been included in the allocation of the purchase price.

      The purchase price and costs of the acquisition were as follows:

Cash paid to Xcert stockholders	$63,775

Stock options assumed	3,095

Acquisition costs	5,357

Total purchase price	$72,227

      Allocation of the purchase price for this acquisition was based on an estimate of the fair value of the net assets acquired. The estimate of fair market value of the assets acquired and liabilities assumed was based on a preliminary independent appraisal. The allocation of the purchase price is subject to revision, which is not

RSA SECURITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to be material, based on the final determination of appraised and other fair values. The purchase price was allocated to the fair market value of assets acquired and liabilities assumed, as follows:

	Estimated	Life
	Fair Values	(in years)

Current assets and liabilities, including cash	$4,761

Goodwill	46,351	7 years

Intangible assets	18,544	4 to 7 years

In process research and development	2,571

Purchase price	72,227

Less assumption of stock options	(3,095)

Less cash acquired	(377)

Net cash paid	$68,755

      Pro forma revenue, net income and diluted earnings per share for the three months ended March 31, 2001 and year ended December 31, 2000 as if the Company and Xcert had been combined as of the beginning of each period is presented below. The pro forma results include estimates and assumptions which the Company believes are reasonable. However, pro forma results are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months
	Ended	Year Ended
	March 31, 2001	December 31, 2000

Revenue	$76,652	$284,031

Net income	$5,904	$180,403

Diluted earnings per share	$0.10	$2.82

      Pursuant to the escrow agreement among the Company, the representative of Xcert’s stockholders and United States Trust Company, as escrow agent, entered into in connection with the acquisition, $10,500 of the cash paid was placed in escrow, pending settlement of any claims for breaches of representations, warranties or covenants in the merger agreement. The unclaimed balance of the escrow is scheduled to be released in August 2002.

4.  Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2001 and 2000:

(In thousands except per share data)

	Three Months Ended
	March 31,

	2001	2000

Numerator:

Net income	$9,793	$24,600

Financing costs on forward equity contracts (1)	(3,598)	—

Numerator for basic earnings per share:

Net income available to common stockholders	$6,195	$24,600

RSA SECURITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,

	2001	2000

Denominator:

Denominator for basic earnings per share:

Weighted average shares	56,476	58,976

Effect of options, warrants and forward equity contracts	5,253	6,832

Denominator for diluted earnings per share:

Adjusted weighted average shares	61,729	65,808

Basic earnings per share	$0.11	$0.42

Diluted earnings per share	$0.16	$0.37

(1)	Financing costs on forward equity contracts are excluded from the computation of diluted earnings per share.

5.  Investments and Financial Instruments

      Until November 27, 2000 the Company’s shares of VeriSign, Inc. (“VeriSign”) common stock were covered by put and call options held by independent third parties, which entitled the holders to buy shares and the Company to sell shares of VeriSign common stock on certain dates at specified prices. On November 27, 2000, the Company exercised its right to terminate the put and call options on its shares of VeriSign common stock. Also on November 27, 2000 the Company entered into three forward contracts and one variable delivery forward contract (the “Derivative Instruments”) with respect to the remaining shares of VeriSign common stock. The Company then contributed the remaining shares of VeriSign common stock to Crosby Finance, LLC (the “LLC”), of which the Company is a 99% member. The Company, the LLC and the counterparty to the Derivative Instruments concurrently entered into an agreement, pursuant to which all of the Company’s rights and obligations in the Derivative Instruments were assumed by the LLC. The LLC is a bankruptcy-remote qualified special purpose entity, established to securitize the VeriSign shares, and the transfer was accounted for as a sale under Statement of Financial Accounting Standards (“SFAS”) No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, the Company does not consolidate the LLC for accounting purposes. The Company is accounting for its interest in the LLC in accordance with Emerging Issues Task Force (“EITF”) No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes” and accordingly, has recognized $479 of interest income for the three months ended March 31, 2001. The Company’s 99% interest in the LLC was $58,817 and $75,996 at March 31, 2001 and December 31, 2000, respectively, and has been recorded as a held to maturity security and included in investments in the condensed consolidated balance sheets.

      For the first quarter of 2001, income from investing activities was $13,783, which represents the gain recognized from the settlement of one of the forward contracts held by Crosby Finance, LLC. Income from investing activities was $27,038 for the first quarter of 2000 which arose from the sale of VeriSign common stock under the then existing put and call program.

6.  Derivative Financial Instruments

      During the first quarter of 2001, the Company entered into forward foreign currency contracts in order to hedge foreign currency market exposures associated with certain forecasted transactions. At March 31, 2001, the Company had outstanding foreign currency forward contracts with aggregate notional amounts of approximately $20,500 to hedge certain forecasted transactions. In connection with entering into forward foreign currency contracts, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and

RSA SECURITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hedging Activities” which requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivative that qualify for hedge treatment must be reported as a component of other comprehensive income in stockholders’ equity. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, must be recognized currently in earnings.

      In accordance with SFAS No. 133, hedges relating to anticipated transactions are designated and documented at the inception of the respective hedge as cash flow hedges and evaluated for effectiveness quarterly. As the terms of the forward contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of other comprehensive income in stockholders’ equity and reclassified into earnings in the same period during which the hedged transaction effects earnings.

      The forward contracts are generally outstanding for one to six months and are denominated in British pounds, Swedish krona and Australian dollars. No ineffectiveness was recognized in the first quarter of 2001 and accordingly, the fair values of the outstanding forward foreign currency contracts were recorded as a component of other comprehensive income in stockholders’ equity. Fair value of the outstanding forward foreign currency contracts was $(187) at March 31, 2001 and has been included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

7.  Comprehensive Income

      For the three months ended March 31, 2001 and 2000, comprehensive income was:

	Three Months Ended
	March 31,

	2001	2000

Net income	$9,793	$24,600

Comprehensive income, net of tax:

Holding gains arising during period	8,685	15,465

Less: reclassification adjustment for gains included in net income	(8,172)	(16,225)

Increase (decrease) in net unrealized gains on marketable securities	513	(760)

Foreign currency translation adjustments	(400)	436

Unrealized loss on foreign currency derivative instruments	(187)	—

Comprehensive income	$9,719	$24,276

      Accumulated other comprehensive income consists of the following:

		Unrealized
		Loss on	Unrealized
	Foreign	Foreign	Holding	Accumulated
	Currency	Currency	Gains on	Other
	Translation	Derivative	Marketable	Comprehensive
	Adjustments	Instruments	Securities	Income

Balance, December 31, 2000	$(2,703)	—	$34,395	$31,692

Period change	(400)	$(187)	513	(74)

Balance, March 31, 2001	$(3,103)	$(187)	$34,908	$31,618

      The tax benefits of unrealized holding gains and losses on marketable securities were $(342) and $506 for the three months ended March 31, 2001 and 2000, respectively.

RSA SECURITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Stockholders’ Equity

  Share Repurchase Program

      The Company has maintained a common stock repurchase program since October 1998. Under the current program, the Company is authorized to repurchase up to 9,750,000 shares of its common stock through October 3, 2001. Repurchased shares are used for stock option and employee stock purchase plans, and for general corporate purposes. Since the repurchase program was initially authorized, the Company has repurchased 14,173,500 shares of its common stock for an aggregate amount of $352,611, or an average cost of $24.88 per share. The Company purchased 570,000 shares of its common stock during the three months ended March 31, 2001, for an aggregate amount of $20,430, or an average cost of $35.84 per share.

      During the quarter ended March 31, 2001, the Company received $2,038 from the sale of put options on its common stock and those proceeds were used to facilitate its share repurchase program. The proceeds were recorded as additional paid-in capital. At March 31, 2001, the Company had outstanding put options covering 2,250,000 shares of its common stock, at strike prices ranging from $27.75 to $40.85 per share. These options can only be exercised on certain dates, and expire through the third quarter of 2002. The Company has the option to settle the put options in cash, net shares or through physical delivery of the Company’s shares for cash. In certain remote circumstances, such as contract default, the option agreements provide the counterparty with the option of requiring cash settlement. The settlement of these put options will be recorded as a component of equity. In March 2001, the Company purchased 375,000 shares of its common stock for $13,943 in cash through the settlement of one of its put option contracts. The put options with strike prices in excess of the average closing market value of the Company’s common stock for the quarter ended March 31, 2001, of $34.30, would be considered dilutive. Accordingly, some of the put options had a dilutive effect on the earnings per share calculation at March 31, 2001.

      The Company has also entered into forward equity contracts for 1,500,000 shares of its common stock in order to set purchase prices for its future repurchase of shares under its share repurchase program. The contracts have forward purchase prices ranging from $40.05 to $47.76 and provide for quarterly resets of the forward purchase price through the second quarter of 2001. If the reset date market price of the Company’s common stock is higher than the forward purchase price, the forward purchase price resets to the reset date market price and the Company receives the net differential. If the reset date market price of the Company’s common stock is lower than the forward purchase price, the Company is not obligated to settle the net differential and the forward purchase price does not reset. At the end of the contract if the market price of the Company’s common stock is lower than the forward purchase price, the Company is required to settle the net differential. The Company has the option to pay or receive net cash, net shares or settle with a cash payment for the gross amount of shares. The settlement on a reset date or at the end of the contract is recorded as a component of stockholders’ equity. Financing costs on the forward equity contracts are deducted from net income to calculate basic earnings per share and accordingly had a dilutive effect on basic earnings per share at March 31, 2001. Contracts with forward purchase prices above the closing market value of the Company’s common stock at March 31, 2001 of $24.69 would be considered dilutive. Accordingly, the forward equity contracts did have a dilutive effect on the diluted earnings per share calculation at March 31, 2001.

      Upon maturity of the forward equity contracts in May 2001, the Company chose to settle the contracts by repurchasing 1,500,000 shares of its common stock for $65,020.

9.  Segments

      The Company has two reportable segments, e-Security Solutions, and RSA Capital. The segments were determined primarily on how management views and evaluates the business. The operations of the e-Security Solutions segment consist of the sale of software licenses, hardware, maintenance and professional services through two product groups, Enterprise solutions and Developer solutions. Enterprise solutions include sales of

RSA SECURITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RSA SecurID® authenticators, RSA ACE/ Server®software, RSA Keon® software, and maintenance and professional services. Developer solutions include sales of RSA BSAFE® cryptographic software and protocol products, RSA Keon components, and maintenance and professional services.

      The RSA Capital segment includes the activities relating to the Company’s existing and future investments in e-businesses and other technology companies. The Company has committed to invest $100,000 in RSA Ventures I, a venture capital fund, and the fund may raise up to an additional $100,000 from outside investors. Expenses incurred in connection with RSA Capital are primarily for general and administration, management and professional fees, and are included in general and administrative expenses.

      Non-core operations expense items that are not identifiable to the Company’s segments have been included in Corporate and Other below and include items expensed in connection with the February 2001 acquisition of Xcert. These one-time, non-core operations expense items include the write off of approximately $5,221 of prepaid license fees, stock option compensation expense of $751, in process research and development of $2,571 and amortization of goodwill and intangible assets of $1,334. The tables below present information about the Company’s reportable segments for the three months ended March 31, 2001 and 2000:

	Three Months Ended March 31, 2001

	e-Security	RSA	Corporate
	Solutions	Capital	and Other	Consolidated

Revenue	$76,340	—	—	$76,340

Income (loss) from operations	$9,762	$(1,758)	$(9,877)	$(1,873)

Interest income	$4,000	$479	—	$4,479

Income from investing activities	—	$13,783	—	$13,783

Depreciation and amortization	$3,258	—	$1,334	$4,592

Identifiable assets	$455,901	$93,173	$63,561	$612,635

	Three Months Ended March 31, 2001

	e-Security	RSA	Corporate
	Solutions	Capital	and Other	Consolidated

Revenue	$63,340	—	—	$63,340

Income (loss) from operations	$9,845	$(354)	—	$9,491

Interest income	$3,188	—	—	$3,188

Income from investing activities	—	$27,038	—	$27,038

Depreciation and amortization	$2,400	—	—	$2,400

Identifiable assets	$452,146	$823,774	—	$1,275,920

      The Company’s operations are conducted throughout the world. Operations in North America represent more than 10% of revenue and income from operations. The Company’s operations in other countries are

RSA SECURITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

individually insignificant and have been included in “Rest of world” below. The following tables present information about e-Security Solutions revenue for the three months ended March 31, 2001 and 2000:

	Three Months Ended
	March 31,

	2001	2000

Product and service groups

Enterprise solutions	$59,645	$47,425

Developer solutions	16,695	15,915

	$76,340	$63,340

	Three Months Ended
	March 31,

	2001	2000

Geographic areas

North America	$49,550	$43,491

Rest of world	26,790	19,849

	$76,340	$63,340

10.  Line of Credit

      During 2000, the Company entered into a $10,000 line of credit agreement with a major financial institution which matures on June 30, 2001, subject to annual extension provisions. This agreement was unused at March 31, 2001. Borrowings under this agreement will bear interest, at the Company’s option, at either fixed or variable rates linked to either the London Interbank Offered Rate or the Prime Rate. Borrowings will be collateralized by cash deposits of the Company.

11.  Restructuring

      In 1999, the Company commenced and substantially completed consolidation of certain operations in an attempt to achieve operational efficiency. The Company recorded costs of $11,350, consisting primarily of severance costs for 41 employees who were employed primarily in research and development and general and administrative activities for the formerly separate operations of Intrusion Detection Inc., facility exit costs and other direct costs. Facility exit costs consist primarily of estimated shortfalls of sublease rental income compared to minimum lease payments due under a lease agreement. During the third quarter of 2000, the Company reversed $2,079 of previously recorded restructuring costs due to revised estimates of the facility exit costs, including associated legal costs and other direct costs. Remaining costs of approximately $347 were accrued and unpaid at March 31, 2001 and consisted primarily of facility exit costs.

	Facility	Severance	Other
	Exit Costs	Costs	Direct Costs	Total

Recorded restructuring costs	$2,000	$8,000	$1,350	$11,350

Payments	(291)	$(8,000)	(633)	(8,924)

Reversal of costs previously accrued	(1,362)	—	$(717)	(2,079)

Balance at March 31, 2001	$347	—	—	$347

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For purposes of these Acts, any statement that is not a statement of historical fact may be deemed a forward-looking statement. For example, statements containing the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions may be forward-looking statements. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. There are a number of factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including without limitation, the factors set forth below under the caption “Certain Factors That May Affect Future Results.” This report should be read in conjunction with our Annual Report on Form 10-K filed for the year ended December 31, 2000. All references to common stock and per share amounts have been adjusted on a retroactive basis to reflect the three-for-two common stock split, declared in February 2001, paid in the form of a common stock dividend to stockholders of record on March 9, 2001, effected on or about March 23, 2001.

      We sell our two-factor user authentication, encryption and public key management products and solutions to corporate (“Enterprise”) users seeking turnkey security solutions, and to original equipment manufacturers and developers (“Developer”) seeking software development components for embedding security in a range of software applications or hardware devices. In addition to providing e-security solutions, our RSA Capital segment activities relate to our existing and future investments in e-businesses and other technology companies.

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

      With respect to Developer solutions, RSA BSAFE software licensing terms vary by product and customer. Typical licensing terms may include an initial prepaid license fee and ongoing royalties paid as a percentage of the Developer’s product or service revenue, or payment of annual license fees, or a single fully paid-up license fee. Often, our existing Developer customers go on to license new software or technology from us or wish to increase the field of use rights for the technology they have already licensed. In such a case, we amend our license agreement with the customer and charge additional licensing fees, thus deriving additional revenue.

      With respect to our RSA Capital segment, our investments have historically consisted of equity instruments. RSA Capital holds investments in several public companies, which if their sale is not prohibited by contractual or statutory restrictions, are accounted for as available for sale marketable securities. RSA Capital also holds investments in a number of private companies and restricted investments in public companies, which are accounted for under the cost method. RSA Capital also holds an interest in Crosby Finance, LLC, a qualified special purpose entity, which is accounted for as a held to maturity security. Expenses incurred in connection with these investments are primarily for general and administration, management and legal matters.

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

      Information on our industry segments may be found in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

      The following table sets forth income and expense items as a percentage of total revenue for the three months ended March 31, 2001 and 2000.

	Percentage of
	Total Revenue

	Three Months Ended
	March 31,

	2001	2000

Revenue

Products	82.0	86.7

Services	18.0	13.3

Total revenue	100.0%	100.0%

Cost of revenue

Products	17.1	13.0

Services	9.5	7.4

Total cost of revenue	26.6	20.4

Gross margin	73.4	79.6

Costs and expenses

Research and development	17.6	17.3

Marketing and selling	40.2	34.7

General and administrative	12.8	12.7

In process research and development	3.4	—

Amortization of goodwill	1.8	—

Total	75.8	64.7

Income (loss) from operations	(2.4)	14.9

Interest income	5.9	5.0

Income from investing activities	18.0	42.7

Income before provision for income taxes	21.5	62.6

Provision for income taxes	8.7	23.9

Net income	12.8%	38.7%

Revenue

      Total revenue increased 20.5% in the first quarter of 2001 to $76.3 million from $63.3 million in the first quarter of 2000. The growth in total revenue in the first quarter of 2001 versus the first quarter of 2000 occurred in both Enterprise solutions and Developer solutions product groups. Revenue from the sale of authenticators increased approximately 25% for the first quarter of 2001 versus the same period of 2000, and accounted for 43% of total revenue for the quarter ended March 31, 2001. Revenue from software products increased approximately 3% in the first quarter of 2001 versus the same period of 2000, and accounted for 39% of total revenue. Services revenue increased 63% in the first quarter of 2001 versus the same period of 2000, and accounted for 18% of total revenue, primarily due to increased maintenance revenue from increased sale of products. Revenue from the sale of authentication products accounted for 69%, revenue from the sale of cryptography products accounted for 17% and revenue from public key infrastructure products accounted for 14% of total revenue for the three months ended March 31, 2001. We believe that the revenue increases are an indication of the continuing increasing importance of e-security solutions to the online economy, and are also in part due to our product line synergies which enable us to sell additional products to existing customers.

      Sales to Enterprise solution customers increased 25.8% in the first quarter of 2001 over the first quarter of 2000 and accounted for approximately 94% of the increase in total revenue in the first quarter of 2001 over the first quarter of 2000. We sold approximately 688,000 RSA SecurID authenticator units in the first quarter of 2001, which represents a 14% increase over the same period of 2000. The increase in number of units sold along with a 3% increase in the average selling price contributed to the increased revenue from our RSA SecurID authentication product line. Enterprise solution RSA Keon software revenue increased approximately 30% for the first three months of 2001 over the first three months of 2000. We believe that the revenue generated from our authenticator product line continues to provide overall growth for us.

      Sales to Developer customers increased 4.9% in the first quarter of 2001 over the first quarter of 2000 and accounted for approximately 6% of the increase in total revenue in the first quarter of 2001 over the first quarter of 2000. We believe that the increase in Developer revenue can be attributed to the continuing demand for products that ensure the authenticity of transactions conducted online.

      International revenue increased 35% in the first quarter of 2001 to $26.8 million from $19.8 million in the first quarter of 2000, accounting for 35.1% of first quarter of 2001 total revenue. Revenue increased in all international markets, with the most substantial growth in Europe and the Asia Pacific region. We believe international revenue will continue to increase as our presence in international markets gets stronger and the demand for our products matures.

Gross Profit

      Our total gross profit increased 11.0% in the first quarter of 2001 to $56.0 million from $50.5 million in the first quarter of 2000. The gross profit from sales of products was 79.1% for the first quarter of 2001 versus 85.1% for the first quarter of 2000. The decrease in gross profit from sales of products in the first quarter of 2001 as compared to the first quarter of 2000 can be primarily attributed to the one time write off of prepaid royalties of $5.2 million during the first quarter of 2001. These prepaid royalties were expensed to cost of product revenue when it was determined that they may not have future realizable value as a result of our acquisition of Xcert International, Inc. (“Xcert”) in February 2001. The gross profit on services was 47.3% for the first quarter of 2001, which includes costs associated with the operations of Xcert, versus 44.1% for the same period of 2000. The increase in gross profit from services in 2001 can primarily be attributed to increased maintenance revenue due to increased sales of products.

Research and Development

      Research and development expenses increased 23.1% in the first quarter of 2001 to $13.5 million from $10.9 million in the first quarter of 2000. Approximately $1.0 million of the increase in research and development expenses during the first quarter of 2001 as compared to the first quarter of 2000 was from the addition of costs associated with the operations of Xcert. Approximately $1.6 million of the increase in research and development expenses resulted from increased payroll expenses associated with the employment of additional staff.

Marketing and Selling

      Marketing and selling expenses increased 39.7% in the first quarter of 2001 to $30.7 million from $22.0 million in the first quarter of 2000. Approximately $7.3 million of the increase in marketing and selling expenses during the first quarter of 2001 as compared to the same period of 2000 was from increased payroll and overhead costs associated with the employment of additional staff, approximately $0.4 million of the increase was from the addition of costs associated with the operations of Xcert and approximately $1.0 million of the increase was from increased spending on marketing programs.

General and Administrative

      General and administrative expenses increased 21.9% in the first quarter of 2001 to $9.8 million from $8.0 million in the first quarter of 2000. Approximately $0.8 million of the increase in general and administration expenses during the first quarter of 2001 was from increased payroll and overhead costs associated with the employment of additional staff, including the addition of costs associated with the operations of Xcert, and approximately $1.4 million of the increase was from increased expenses relating to our RSA Capital segment. These increases were offset by a decrease of $0.4 million for professional fees.

Acquisition

      In February 2001 we acquired Xcert International, Inc., a company that develops and delivers digital certificate-based products for securing e-business transactions, for $63.8 million in cash plus the assumption of all Xcert stock options. In connection with this acquisition, and included in the condensed consolidated statement of income for the three months ended March 31, 2001, we incurred certain non-core operations one-time expenses including the write off of approximately $5.2 million of prepaid license fees which is included in cost of product revenue, stock option compensation expense of $0.8 million which is included in cost of service revenue, research and development, marketing and selling and general and administrative expenses, and purchased research and development of $2.6 million, and amortization of goodwill and intangible assets of $1.3 million.

Restructuring

      In 1999, we commenced and substantially completed consolidation of certain operations in an attempt to achieve operational efficiency. We recorded costs of $11.4 million, consisting primarily of severance costs for employees who were employed primarily in research and development and general and administrative activities for the formerly separate operations of Intrusion Detection Inc., and facility exit costs and other direct costs. Facility exit costs consist primarily of estimated shortfalls of sublease rental income compared to minimum lease payments due under a lease agreement. During the third quarter of 2000, we reversed $2.1 million of previously recorded restructuring costs due to revised estimates of the facility exit costs, including associated legal costs and other direct costs. Remaining costs of approximately $0.3 million were accrued and unpaid at March 31, 2001 and consisted of facility exit costs.

Interest Income

      Interest income increased 40.5% in the first quarter of 2001 to $4.5 million from $3.2 million in the first quarter of 2000. Approximately $0.5 million of this increase was from the recognition of non cash interest income on our 99% interest in Crosby Finance, LLC. The remainder of the increase is primarily due to interest earned on higher average cash and marketable securities balances.

Income from Investing Activities

      Until November 27, 2000 our shares of VeriSign, Inc. (“VeriSign”) common stock were covered by put and call options held by independent third parties, which entitled the holders to buy shares and us to sell shares of VeriSign common stock on certain dates at specified prices. On November 27, 2000, we exercised our right to terminate the put and call options on our shares of VeriSign common stock. Also on November 27, 2000 we entered into three forward contracts and one variable delivery forward contract (the “Derivative Instruments”) with respect to the remaining shares of VeriSign common stock. We then contributed the remaining shares of VeriSign common stock to Crosby Finance, LLC (the “LLC”), of which we are a 99% member. At the same time, we entered into an agreement with the LLC and the counterparty to the Derivative Instruments, pursuant to which all of our rights and obligations in the Derivative Instruments were assumed by the LLC. The LLC is a bankruptcy-remote qualified special purpose entity, established to securitize the VeriSign shares, and accordingly, we do not consolidate the LLC for accounting purposes. We are accounting for our interest in the LLC in accordance with EITF No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes” and accordingly, recognized $0.5 million of interest income during the first quarter of 2001. At March 31, 2001 and December 31, 2000 our 99% interest in the LLC was $58.8 million and $76.0 million, respectively, and has been recorded as a held to maturity security and included in investments in the condensed consolidated balance sheets.

      For the first quarter of 2001, income from investing activities was $13.8 million, which represents the gain recognized from the settlement of one of the forward contracts held by the LLC. Income from investing activities was $27.0 million for the first quarter of 2000 which arose from the sale of VeriSign common stock under the then existing put and call program.

Provision for Income Taxes

      The provision for income taxes decreased to $6.6 million during the first quarter of 2001 from $15.1 million in the first quarter of 2000, primarily due to lower pre-tax income. Our effective tax rate increased to 40.3% for the first quarter of 2001 from 38.1% for the first quarter of 2000, primarily due to the effect of state taxes on investment income.

Liquidity and Capital Resources

      We had $251.7 million in cash and cash equivalents at March 31, 2001, consisting primarily of short-term investments in U.S Government treasuries and agencies with maturities of less than 90 days. This represents a decrease of $50.2 million in cash and cash equivalents during the three months ended March 31, 2001. The major elements of the decrease in cash for the first three months of 2001 includes $68.8 million of cash used to purchase Xcert, $20.4 million of cash used to repurchase our common stock, $5.0 million of cash used to purchase an equity investment and $5.0 million of cash used to purchase property and equipment. These uses of cash were offset by cash from operations of $9.3 million and cash from sales and purchases of marketable securities and proceeds from the LLC interest of $21.7 million, primarily from the settlement of a forward contract held by the LLC, and cash provided from the proceeds of employee exercises and purchases under our stock option and employee stock purchase plans of $17.5 million.

      We anticipate that we will continue to make expenditures to repurchase our common stock. To facilitate our repurchase plan, we have entered into forward purchase contracts and sold put options with respect to 3.75 million shares of our common stock, which generated cash proceeds of $2.0 million during the three months ended March 31, 2001. These contracts will allow us to purchase shares through the third quarter of 2002 at an average purchase cost of $37.98 per share. Upon maturity of the forward equity contracts in May 2001, we chose to settle the contracts by repurchasing 1.5 million shares of our common stock for $65.0 million.

      We expect to receive net cash proceeds of $17.8 million in both the second and third quarters of 2001, upon maturity of the two remaining forward contracts that are held by the LLC.

      At March 31, 2001, we had an available unused line of credit agreement with a major financial institution. The line of credit provides for up to $10.0 million in borrowing at either fixed or variable rates linked to either the London Interbank Offered Rate or the Prime Rate, until June 30, 2001, subject to annual extension provisions.

      Our plans for future uses of cash may include additional investments in preferred and common stock of other companies, additional acquisitions of other entities or technologies, and additional purchases of property and equipment.

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

      We may not be able to grow or sustain our profitability from quarter to quarter. Because our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are fixed, a small variation in when revenue is recognized or recognizable can cause significant variations in operating results from quarter to quarter. In addition, some market analysts and economists have recently predicted that the U.S. economy is weakening. Such a general economic slowdown could have serious consequences for our business and operating results. For example, an economic slowdown may cause some technology companies that might otherwise buy our products to go out of business or to have insufficient capital to buy our products.

      Our stock price has been volatile and is likely to remain volatile. During 2000, our stock price ranged from a per share high of $62.04 to a low of $23.50, as adjusted to reflect the three-for-two stock split, payable in the form of a stock dividend on our common stock, effected in March 2001. At the close of the market on April 19, 2001, our stock price was $33.20. Our public announcements, our competitors’ public announcements, litigation developments, our ability to meet the expectations of brokerage firms, industry analysts and investors with respect to our operating and financial results, and the volatility of the stock market in general may contribute to this volatility.

      Demand for our products depends highly on the continued growth of the market for e-security solutions, and this market is at an early stage of development. Demand for our products depends on, among other things:

•	the continued evolution of electronic commerce as a viable means of conducting business;

•	the ability of network infrastructures to support an increasing number of users and services;

•	the public’s perception of the need for secure electronic commerce and communications over both wired and wireless computer networks;

•	market acceptance and use of public and private key cryptography, digital signatures and digital certificates in communication and commerce;

•	the perceived quality, price, availability and interoperability of our products over our competitors’ products;

•	the pace of technological change, both in the development and use of computer networks generally and in the hardware and software environments in which our products operate, and our ability to keep up with these changes; and

•	general economic conditions.

      The strength of our cryptographic and other e-security technologies is constantly being tested by computer professionals, academics and “hackers.” Any significant advance in the techniques for attacking cryptographic systems could make some or all of our products obsolete or unmarketable. In addition, our RSA SecurID authenticators contain a proprietary algorithm and a unique “seed record” that is required for the authentication process. From time to time, we have learned of attempts by third parties to reverse engineer our product to find vulnerabilities or to deduce the seed record. If a third party successfully “hacks” any of our security technology, then we may need to dedicate engineering and other resources to eliminate the discovered vulnerabilities, and our business and results of operations could be adversely impacted.

      The market for e-security products is rapidly evolving. E-security technology is constantly changing as we and our competitors introduce new products and retire old ones and as customer requirements quickly develop and change. In addition, the industry and government standards for e-commerce and network security continue to evolve. Our future success will depend in part upon our ability to enhance our existing products and to introduce new, competitively priced products with features that meet changing customer requirements, all in a timely and cost-effective manner. A number of factors, including the following, could have a negative impact on the success of our products:

•	quality, reliability or security failure problems, which could result in returns, delays in collecting accounts receivable, unexpected service or warranty expenses, reduced orders and a decline in our competitive position;

•	delays or difficulties in product development;

•	undetected software errors or bugs in the final products shipped to our customers, which could cause market acceptance of our products to be lost or delayed, recalls of hardware products incorporating the software or loss of data;

•	our competitors’ introduction of their new products ahead of our new products, or their introduction of superior or cheaper products;

•	the market’s failure to accept new technologies, including digital certificate and public and private key management technologies;

•	our failure to include features in our products that our customers or U.S. or foreign government regulators may require;

•	our failure to anticipate changes in customers’ requirements; and

•	the implementation of industry or government standards that are inconsistent with the technology embodied in our products.

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

      Our market is highly competitive, and some of our current and potential competitors have significantly greater financial, marketing and technical resources than we do. As a result, they may be able to leverage an installed customer base, adapt more quickly to new technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. We may not have sufficient resources to make the necessary investments in research and development and sales and marketing in order to maintain our competitive position, and we may not be able to make the technological advances necessary to maintain our competitive position.

      One of our business strategies is to enter into strategic marketing alliances or other similar collaborative relationships in order to reach a larger customer base than we could reach alone through our direct sales and marketing efforts. In addition, we need to create relationships with third parties, including some of our competitors, to ensure that our products will interoperate with the third parties’ products. We also license some of the technology contained in our products from third parties. However, we may not be able to find appropriate strategic partners or may not be able to enter into potential relationships on commercially favorable terms or at all. Furthermore, the relationships we do enter into may not be successful.

      International sales accounted for more than 30% of our revenue in each of the years ended December 31, 1998, 1999 and 2000 and for the three months ended March 31, 2001. We intend to expand our international operations and international sales and marketing activities, and this expansion requires significant management attention and resources. In addition, there are certain risks inherent in doing business internationally, including:

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

      If we fail to protect our rights in our proprietary technology, competitors may use our technology, which could weaken our competitive position, reduce our revenue and increase our costs. We rely on a combination of patent, trade secret, copyright and trademark laws, software licenses, nondisclosure agreements and technical measures to protect our proprietary technology. However, despite our efforts to protect our proprietary rights, unauthorized third parties may nonetheless succeed at:

•	copying aspects of our products,

•	obtaining and using information that we regard as proprietary, or

•	infringing upon our patents and other proprietary rights.

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

      Our issued U.S. patents expire at various dates ranging from 2005 to 2018. When each of our patents expires, competitors may develop and sell products based on the same or similar technologies as those covered by the expired patent, which could result in lower prices, reduced margins or the failure of our products to achieve or maintain market acceptance.

      From time to time, we have been involved in disputes with third parties who allege that our products may infringe the intellectual property rights held by the third parties. Any litigation carries a number of significant risks, including:

•	litigation is often very expensive, even if it is resolved in our favor;

•	litigation diverts the attention of management and other resources; and

•	if a court or other government agency rules against us in any intellectual property litigation, we might be required to:

–	discontinue the use of certain processes,

–	cease the manufacture, use and sale of infringing products,

–	expend significant resources to develop non-infringing technology,

–	obtain licenses to the infringing technology, or

–	pay significant monetary damages.

      Our success depends on our ability to attract, motivate and retain highly skilled technical, managerial, sales and marketing personnel. In some areas of the United States and in some foreign countries, the demand for these kinds of employees exceeds the supply, and many firms are competing for the few employees with the skills we need. We believe that our compensation plans are competitive, but we may not be able to hire and retain the employees we need. In addition, we do not have employment agreements with most of our key employees and do not maintain key person life insurance for any of our key employees.

      Some of our equity investments in other businesses and in RSA Ventures I, L.P., our venture capital fund, may constitute investment securities under the Investment Company Act of 1940. A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets. If we were deemed to be an investment company, we would become subject to the requirements of the Investment Company Act, which could have a number of serious consequences, including:

•	we would be prohibited from engaging in business or issuing our securities as we have in the past;

•	we might be subject to civil and criminal penalties for failure to comply with the Investment Company Act;

•	some of our contracts might be voidable; and

•	a court-appointed receiver could take control of RSA Security and liquidate our business.

      Although our investment securities currently comprise less than 40% of our total assets, fluctuations in the value of these securities or of our other assets could cause us to exceed this limit. Unless an exclusion from or safe harbor under the Investment Company Act were available to us or we obtained exemptive relief from the SEC, we would have to attempt to reduce our investment securities as a percentage of our total assets, either by selling some or all of our investment securities or by acquiring non-investment security assets. If we attempt to sell our investment security assets, we may be forced to do so at reduced prices and incur losses or we may incur tax liabilities as a result of the sales, and there is no assurance that we could find a suitable buyer. If we attempt to buy non-investment security assets, we may not be able to identify or acquire suitable assets on commercially favorable terms or at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to a variety of risks, including changes in the market value of our investments, our common stock and foreign exchange rates. Market fluctuations could impact our results of operations and financial condition. In the normal course of business, we employ established policies and procedures to manage these risks.

      We generally purchase our marketable securities investments in high credit quality instruments, primarily U.S. Treasury and government agency obligations, commercial paper, tax-exempt municipal obligations and money market investments with contractual maturities of two years or less. We do not expect any material loss from our marketable securities investments and therefore believe that our potential interest rate exposure is not material. We routinely evaluate the realizable value of these investments using qualitative and quantitative factors including discounted cash flow analysis and liquidation value assessments.

      Marketable securities are recorded on the balance sheet at fair value with unrealized gains and losses recorded in the other comprehensive income section of stockholders’ equity. The values recorded for publicly traded companies are subject to market price volatility. A 20% decrease in the fair value of our marketable securities at March 31, 2001 would not have a material effect on our financial position, results of operations or cash flows.

      We also make equity investments approved by our Board of Directors. These investments are either not publicly traded or are publicly traded but we are currently restricted from selling our shares. These investments are recorded as long term investments on the balance sheet and are carried at cost, as long as our ownership interest is below 20%. We monitor these investments for impairment and make appropriate reductions in carrying values when necessary or mark the investment to fair value and reclass them to marketable securities when appropriate.

      At March 31, 2001 Crosby Finance, LLC, of which we are a 99% member, held shares of VeriSign common stock, two forward contracts and a variable delivery forward contract (“Derivative Instruments”). We expect to receive cash proceeds of $17.8 million and net pre tax gains of approximately $13.8 million in the second and third quarter of 2001 from the settlement of the forward contracts held by the LLC. The variable delivery forward contract held by the LLC will settle in January 2006, and during the period outstanding, could cause us to recognize a loss if the underlying value of the equity securities becomes impaired. The Derivative Instruments provide protection against a portion of the market risk associated with the securities in exchange for our foregoing a portion of the potential price appreciation of the securities. We routinely assess the realizable value of our interest in the LLC and do not expect any material loss from our interest in the LLC.

      We have entered into equity instrument contracts indexed to our common stock including put options and forward purchase contracts. These equity instruments are designed to facilitate the repurchase of our common stock in order to minimize the effects of employee stock options and employee stock purchase plan exercises on the dilution of earnings per share. If there is a significant decrease in the market value of our common stock, we could be required to settle the contracts and this could have a dilutive effect on our earnings per share or effect our cash flows. These contracts will not have an impact on our results of operations.

      In the first quarter of 2001 we entered into forward foreign currency contracts in order to hedge the foreign currency market exposure associated with certain forecasted transactions. We do not hold these contracts for purposes other than risk management. All contracts have been entered into with a major financial institution. The risk associated with these transactions is the cost of replacing these contracts at current market rates, in the event of default by the counterparty. We believe the risk of incurring such losses is remote.

      Our direct sales to our customers in countries outside of the United States are primarily denominated in the local currency. Our sales through indirect distribution channels are generally denominated in U.S. dollars. Between the time customers are invoiced in local currency until collection occurs we are exposed to foreign exchange rate fluctuations. This exposure is offset by our use of local currency for operating expenses incurred in those countries. Fluctuations in currency exchange rates could affect the profitability and cash flows in U.S. dollars of our products sold in international markets; however, we believe that our potential foreign currency exchange rate exposure is not material.

      The foregoing risk management discussion and the effects thereof are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in global financial markets. The analytical methods we use to assess and mitigate risks discussed above should not be considered projections of future events or losses.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      On or about December 11, 1998, a purported class action was filed in the United States District Court for the District of Massachusetts on behalf of all purchasers of our common stock during the period from and including September 30, 1997 through July 15, 1998: Fitzer v. Security Dynamics Technologies, Inc., Charles R. Stuckey, Jr., D. James Bidzos, Arthur W. Coviello, Jr., John Adams, Marian G. O’Leary and Linda B. Saris, Civil Action No. 98-CV-12496-WGY. The plaintiffs subsequently dismissed without prejudice the claims against Ms. Saris. The plaintiffs asserted that the defendants misled the investing public concerning demand for our products, the strengths of our technologies, and certain trends in our business and sought unspecified damages, interest, costs and fees of their attorneys, accountants and experts. On September 28, 2000, the United States District Court granted the defendants’ motion to dismiss, and entered a judgment dismissing the plaintiffs’ claims with prejudice. On October 18, 2000, the plaintiffs filed in the District Court a notice of appeal from the judgment. After the notice of appeal was filed, the defendants made a motion to the District Court to modify the judgment of dismissal, and to add certain material to the record on appeal. The District Court denied the defendants’ motion, and defendants’ appeal from the denial of the motion has been consolidated with the plaintiffs’ appeal. The parties have agreed to settle the case, subject to court approval, and we believe that the settlement will not have a material adverse effect on our continuing operations or consolidated financial position.

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

      On or about June 15, 2000, David Moran, a stockholder of RSA Security, filed a shareholder derivative action in the Court of Chancery of New Castle County in the State of Delaware on behalf of himself and all others similarly situated v. Charles R. Stuckey, Jr., D. James Bidzos, Richard L. Earnest, Dr. Taher Elgamal, James K. Sims, Joseph B. Lassiter, III, Arthur W. Coviello, Jr., Robert P. Badavas, VeriSign, Inc. and RSA Security Inc., f/k/a Security Dynamics Technologies, Inc., Civil Action No. 18107NC. Mr. Moran asserts that our Board of Directors breached its fiduciary duty to RSA Security by failing to obtain certain international patents, by failing to enforce the terms of certain agreements with VeriSign, Inc., and by appointing Mr. Stuckey as President of RSA Investments. Mr. Moran seeks unspecified damages, interest, costs and fees of his attorneys, accountants and experts, as well as injunctive relief.

      On or about August 16, 2000, James V. Biglan, a stockholder of RSA Security, filed a shareholder derivative action in the Court of Chancery of New Castle County in the State of Delaware derivatively on behalf of RSA Security v. Charles R. Stuckey, Jr., D. James Bidzos, Richard L. Earnest, Dr. Taher Elgamal, James K. Sims, Robert P. Badavas, Joseph B. Lassiter, III, Arthur W. Coviello, Jr., VeriSign, Inc. and RSA Security Inc., f/k/a Security Dynamics Technologies, Inc., Civil Action No. 18190NC. Mr. Biglan asserts that our Board of Directors breached its fiduciary duty to RSA Security by failing to obtain certain international patents, by failing to enforce the terms of certain agreements with VeriSign, Inc., by permitting the violation of federal securities laws by RSA Security and certain insiders, and by appointing Mr. Stuckey as President of RSA Investments. Mr. Biglan seeks unspecified damages, interest, costs and fees of his attorneys, accountants and experts, as well as injunctive relief.

      On or about September 29, 2000, the Court of Chancery of New Castle County in the State of Delaware consolidated Mr. Moran’s and Mr. Biglan’s cases. The parties have agreed to settle these cases, subject to court approval, and we believe that the settlement will not have a material adverse effect on our continuing operations or consolidated financial position.

      On or about February 2, 2001, Leon Stambler filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., First Data Corporation, Openwave Systems Inc., and Omnisky Corporation, Case Number 01-0065. In his complaint, Mr. Stambler alleges that certain products marketed by each of the defendants infringe various patents that he owns, and he seeks unspecified damages as well as a preliminary and permanent injunction enjoining the defendants from infringing the claims asserted. It is possible that those other defendants who are our licensees will seek indemnification from us for these claims pursuant to the licenses in effect between those defendants and us. Although we believe that Mr. Stambler’s claims are without merit and we intend to defend the lawsuit vigorously, we cannot predict the ultimate outcome of this matter; however, we believe that the disposition of this matter will not have a material adverse effect on our continuing operations or consolidated financial position.

      From time to time, we have been named as a defendant in other legal actions arising from our normal business activities, which we believe will not have a material adverse effect on us or our business.

Item 2.  Changes in Securities and Use of Proceeds

      We have an active stock repurchase program. One element of this program is the sale of put options. On various dates between February 24, 2000 and March 12, 2001, we sold an aggregate of 2.25 million put options with respect to our common stock to a major financial institution and received aggregate proceeds of $19.7 million in connection with these sales. Each put option entitles the holder to sell to us by physical delivery, cash delivery or net-share settlement, at our option, one share of our common stock at a specified price. The put options outstanding at March 31, 2001 have strike prices ranging from $27.75 to $40.85 and expire on various dates through August 2002. In March 2001, we purchased 375,000 shares of our common stock for $13.9 million in cash through the settlement of one of our put option contracts.

      In addition, we have entered into forward purchase contracts, with respect to 1.5 million shares of our common stock, with a major financial institution, which expire during the second quarter of 2001 with quarterly reset dates through the expiration date. At each reset date, if the market price of our common stock is greater than the forward purchase price, then the financial institution will pay the difference to us in cash or shares of our common stock at our option. If the market price of our common stock on such reset date is lower than the forward purchase price, then we are not obligated to settle the net differential. At the end of the contract if the market price of our common stock is lower than the forward purchase price, we will have to settle by paying the difference to the financial institution in cash or shares of our common stock.

      All of the above transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Each transaction was privately negotiated, and each purchaser of options was an accredited investor and qualified institutional buyer. We made no public offering or public solicitation in the placement of these securities.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

      See the Exhibit Index attached to this Report.

      (b)  Reports on Form 8-K:

      On February 6, 2001, we filed a Current Report on Form 8-K, dated February 1, 2001, reporting (1) the execution of an Agreement and Plan of Merger with one of our wholly owned subsidiaries and Xcert, and (2) the declaration of a three-for-two stock split of the outstanding shares of our common stock to be effected in the form of a 50% common stock dividend.

      On February 27, 2001, we filed a Current Report on Form 8-K, dated February 12, 2001, reporting the completion of our acquisition of Xcert.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSA SECURITY INC.

By:	/s/ JOHN F. KENNEDY

John F. Kennedy
Senior Vice President, Finance and Operations,
and Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Dated:  May 14, 2001

EXHIBIT INDEX

Item	Description

10.1	1994 Director Stock Option Plan, as amended.

10.2	1994 Employee Stock Purchase Plan, as amended.

10.3	Amended and Restated 1998 Non-Officer Employee Stock Incentive Plan, as amended.

10.4	Limited Partnership Agreement, dated as of April 10, 2001, of RSA Partners I, L.P.

10.5	Limited Partnership Agreement, dated as of April 10, 2001, of RSA Ventures I, L.P.