Form 10-Q
period 2001-06-30
RSA SECURITY INC/DE/
filed 2001-08-14
CIK 932064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

     (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

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

(781) 301-5000

Registrant’s Telephone Number, Including Area Code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     As of July 27, 2001, there were outstanding 56,008,090 shares of the Registrant’s Common Stock, $0.01 par value per share.

RSA SECURITY INC.
FORM 10-Q
For the Quarter Ended June 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2001	2000

ASSETS

Current assets

Cash and cash equivalents	$167,128	$301,897

Marketable securities	43,279	33,205

Accounts receivable (less allowance for doubtful accounts of $2,094 in 2001 and $2,006 in 2000)	60,409	54,979

Inventory	8,142	3,707

Prepaid expenses and other assets	18,717	20,389

Total current assets	297,675	414,177

Property and equipment, net	74,154	64,207

Other assets

Investments	74,071	87,688

Goodwill, net	53,764	—

Intangible assets, net	22,208	—

Deferred taxes	31,366	20,723

Other	4,108	2,719

Total other assets	185,517	111,130

	$557,346	$589,514

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$11,622	$7,663

Accrued payroll and related benefits	9,139	16,023

Accrued expenses and other liabilities	14,053	12,649

Income taxes payable	33,139	26,249

Deferred revenue	28,825	25,444

Deferred taxes	23,219	20,482

Total current liabilities	119,997	108,510

Stockholders’ equity

Common stock, $0.01 par value; authorized, 300,000,000 shares; issued, 62,144,158 shares; outstanding, 56,046,330 and 56,166,352 shares in 2001 and 2000, respectively	621	621

Additional paid-in capital	174,146	213,826

Retained earnings	476,890	453,827

Treasury stock, at cost; 6,097,828 and 5,977,806 shares in 2001 and 2000, respectively	(233,390)	(218,962)

Accumulated other comprehensive income	19,082	31,692

Total stockholders’ equity	437,349	481,004

	$557,346	$589,514

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenue

Products	$65,950	$56,971	$128,519	$111,900

Services	14,830	9,729	28,601	18,140

Total revenue	80,780	66,700	157,120	130,040

Cost of revenue

Products	8,750	8,114	21,824	16,303

Services	7,296	5,144	14,555	9,845

Total cost of revenue	16,046	13,258	36,379	26,148

Gross margin	64,734	53,442	120,741	103,892

Costs and expenses

Research and development	14,996	11,256	28,458	22,190

Marketing and selling	30,325	24,001	61,040	45,990

General and administrative	9,781	7,896	19,579	15,932

Restructurings	—	(2,079)	—	(2,079)

In process research and development	1,570	—	4,141	—

Amortization of goodwill and intangibles	2,951	—	4,285	—

Total	59,623	41,074	117,503	82,033

Income from operations	5,111	12,368	3,238	21,859

Interest income	2,119	3,087	6,598	6,275

Income from investing activities	16,145	45,013	29,928	72,051

Income before provision for income taxes	23,375	60,468	39,764	100,185

Provision for income taxes	10,104	23,236	16,701	38,353

Net income	$13,271	$37,232	$23,063	$61,832

Basic earnings per share

Per share amount	$0.24	$0.63	$0.41	$1.05

Weighted average shares	56,391	59,055	56,434	59,012

Diluted earnings per share

Per share amount	$0.22	$0.58	$0.38	$0.95

Weighted average shares	56,391	59,055	56,434	59,012

Effect of dilutive equity instruments	3,512	5,430	3,874	6,205

Adjusted weighted average shares	59,903	64,485	60,308	65,217

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,

	2001	2000

Cash flows from operating activities

Net income	$23,063	$61,832

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	6,652	4,820

Amortization of goodwill and intangible assets	4,285	—

In process research and development	4,141	—

Non cash acceleration of stock option compensation	636	—

Stock compensation	—	562

Income from investing activities	(29,928)	(72,051)

Increase (decrease) in cash from changes in:

Accounts receivable	(6,072)	(8,254)

Inventory	(4,429)	1,744

Prepaid expenses and other assets	4,433	(8,148)

Accounts payable	3,417	(2,209)

Accrued payroll and related benefits	(6,957)	6,338

Accrued expenses and other liabilities	262	(5,455)

Prepaid and income taxes payable	7,200	19,630

Deferred revenue	2,791	2,861

Net cash provided by operating activities	9,494	1,670

Cash flows from investing activities

Purchases of marketable securities	(35,434)	(345,018)

Proceeds from sale and maturities of marketable securities	34,761	443,106

Purchases of property and equipment	(12,749)	(26,691)

Proceeds from Crosby Finance, LLC	35,640	—

Investments	(22,355)	(7,500)

Acquisitions, net of cash acquired	(85,602)	—

Other	(450)	(20)

Net cash (used for) provided by investing activities	(86,189)	63,877

Cash flows from financing activities

Proceeds from issuance of stock under option and employee purchase plans	29,140	21,030

Purchases of Company common stock	(89,973)	(73,995)

Sale of put options	2,994	12,900

Other	—	223

Net cash used for financing activities	(57,839)	(39,842)

Effects of exchange rate changes on cash and cash equivalents	(235)	485

Net (decrease) increase in cash and cash equivalents	(134,769)	26,190

Cash and cash equivalents, beginning of period	301,897	122,170

Cash and cash equivalents, end of period	$167,128	$148,360

     Cash payments for income taxes were $8,847 and $17,290 for the six months ended June 30, 2001 and 2000, respectively.

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of RSA Security Inc. and its wholly owned subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2000. All references to common stock and per share amounts in this Form 10-Q have been adjusted on a retroactive basis to reflect the Company’s three-for-two common stock split effected as a dividend in March 2001.

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

     Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements include the operations of Xcert International, Inc. (“Xcert”), 3-G International, Inc. (“3GI”) and Transindigo Inc (“Transindigo”) from their respective dates of acquisition.

     Revenue Recognition — Revenue is recognized when earned. The Company’s revenue recognition policies are in compliance with all applicable accounting regulations, including the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions.” Revenue from products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is probable. As a result of the Company’s positive experience with returns from distributors, the Company began recognizing revenue upon shipment to distributors rather than upon sell-through in the first quarter of 2001, resulting in an increase in revenue of $3,183 and $4,918 for the three and six months ended June 30, 2001, respectively. Billings from shipments to distributors was $10,003 less deferred maintenance of $1,622, resulting in recognized revenue of $8,381 for the three months ended June 30, 2001. Billings from shipments to distributors was $19,958 less deferred maintenance of $3,164, resulting in recognized revenue of $16,794 for the six months ended June 30, 2001. Revenue from licensing other intellectual property is recognized when evidence of an arrangement exists, the fee is fixed or determinable and collection is considered probable. When arrangements contain multiple elements and vendor specific objective evidence exists for all undelivered elements, the Company recognizes revenue for the delivered elements using the residual method. For arrangements containing multiple elements wherein vendor specific objective evidence does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until vendor specific objective evidence exists or all elements have been delivered. Maintenance services revenue, whether sold separately or as part of a multiple element arrangement, is deferred and recognized ratably over the term of the maintenance contract, generally twelve months. Professional service revenue is recognized as services are provided.

     Income Taxes — The Company provides for income taxes for interim periods based on the estimated effective tax rate for the full year. Cumulative adjustments to tax provisions are recorded in the interim period in which a change in the estimated annual effective rate is determined.

     Earnings Per Share — Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding plus the effect of potential outstanding shares, including options, warrants and forward equity contracts using the “treasury stock” method.

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

     New Accounting Pronouncements — In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, and eliminates the pooling of interests method. In addition, SFAS No. 141 further clarifies the criteria for recognition of intangible assets separately from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being included as goodwill, or amounts of goodwill may be separately identified and recognized as intangible assets. The effect of adopting this standard is being evaluated.

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” The effective date of SFAS No. 142 is January 1, 2002, and applies to goodwill and intangible assets acquired in a business combination. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests for impairment of the goodwill’s value and that intangible assets other than goodwill should be amortized over their useful lives. The effect of adopting this standard is being evaluated.

2. Acquisitions

     During the six months ended June 30, 2001, the Company completed three acquisitions, which were accounted for as purchases. Accordingly, the results of operations of the acquired companies and assets have been included in the condensed consolidated statements of income for the three and six months ended June 30, 2001 from their respective dates of acquisition. Expenses related to these acquisitions are for investment banking, professional fees and other direct expenses and were recorded on the date of acquisition and have been included in the allocation of the purchase price.

     On May 16, 2001, the Company completed its acquisition of all of the capital stock of 3GI, a privately held company that develops and delivers smart card and biometric authentication products, and on May 22, 2001, the Company completed its acquisition of substantially all the assets of Transindigo, a company that developed real time authorization software products. Pursuant to the escrow agreement among the Company, the representatives of 3GI’s stockholders and United States Trust Company, as escrow agent, entered into in connection with the 3GI acquisition, $3,000 of the cash purchase price otherwise payable to 3GI’s stockholders was placed in escrow, pending settlement of any claims for breaches of representations, warranties or covenants in the merger agreement. Pursuant to the escrow agreement among the Company, Transindigo and United States Trust Company, as escrow agent, entered into in connection with the Transindigo acquisition, $500 of the cash purchase price otherwise payable to Transindigo was placed in escrow, pending settlement of any claims for intellectual property infringement and other matters. The unclaimed balance of the 3GI escrow is scheduled to be released in August 2002, and the unclaimed balance of the Transindigo escrow is scheduled to be released in May 2002.

     The purchase price and costs of the 3GI and Transindigo acquisitions were as follows:

Cash paid	$22,309

Acquisition costs	1,421

Total purchase price	$23,730

     On February 12, 2001, the Company completed its acquisition of all of the capital stock of Xcert, a company that develops and delivers digital certificate-based products for securing e-business transactions. Pursuant to the escrow agreement among the Company, the representative of Xcert’s stockholders and United States Trust Company, as escrow agent, entered into in connection with the acquisition, $10,500 of the cash purchase price otherwise payable to Xcert’s stockholders was placed in escrow, pending settlement of any claims for breaches of representations, warranties or covenants in the merger agreement. The unclaimed balance of the escrow is scheduled to be released in August 2002.

     The purchase price and costs of the Xcert acquisition were as follows:

Cash paid to Xcert stockholders	$63,775

Stock options assumed	3,095

Acquisition costs	5,357

Total purchase price	$72,227

     Allocation of the purchase price for all three of these acquisitions was based on an estimate of the fair value of the assets acquired and liabilities assumed based on preliminary independent appraisals. The allocation of the purchase price is subject to revision, which is not expected to be material, based on the final determination of appraised and other fair values. The purchase prices were allocated as follows:

	Estimated	Life
	Fair Values	(in years)

Assets and liabilities, including cash	$11,562

Goodwill	56,274	7 years

Intangible assets	23,980	4 to 7 years

In process research and development	4,141

Purchase price	95,957

Less: assumption of stock options	(3,095)

Less: cash acquired	(7,260)

Net cash paid	$85,602

     In process research and development (“IPR&D”) expense of $4,141 in the first six months of 2001 represents the write off of IPR&D of $2,571, $920 and $650 in connection with the acquisitions of Xcert, 3GI and Transindigo, respectively. The amounts allocated to IPR&D were expensed in the quarter that the related acquisition was consummated if technological feasibility of the IPR&D had not been achieved and no alternate future uses have been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on the Company's future results of operations or cash flows.

     The Company used independent appraisers to calculate the amounts allocated to IPR&D. These independent appraisers used established valuation techniques accepted in the high technology industry, including the income approach, which discounts expected future cash flows to present value, and the cost approach, which uses the replacement cost method. These approaches give consideration to relevant market sizes and growth factors, expected industry trends, product sales cycles, and the estimated lives of each of the products underlying technology. Consideration was also given to the projects stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development and the projected cost to complete the project.

      The discount rates used in the present value calculations were derived from a weighted average cost, adjusted upward to reflect additional risks inherent in the development life cycle, and resulted in discounts rates in a range of 30.0% - 35.0% based upon an income stream of up to 7 years. The Company does not expect to achieve a material amount of expense reductions therefore the valuation assumptions did not include significant anticipated cost savings.

     Pro forma revenue, net income and diluted earnings per share for the six months ended June 30, 2001 and 2000 and year ended December 31, 2000 as if Xcert, 3GI and Transindigo had been consummated as of the beginning of each period is presented below. The pro forma results include estimates and assumptions which the Company believes are reasonable. However, pro forma results are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Six Months	Six Months
	Ended	Ended	Year Ended
	June 30, 2001	June 30, 2000	December 31, 2000

Revenue	$157,787	$132,275	$284,444

Net income	$15,154	$46,663	$169,379

Diluted earnings per share	$0.25	$0.72	$2.65

3. Investments and Financial Instruments

     Until November 27, 2000, the Company’s shares of VeriSign, Inc. (“VeriSign”) common stock were covered by put and call options held by independent third parties, which entitled the holders to buy shares and the Company to sell shares of VeriSign common stock on certain dates at specified prices. On November 27, 2000, the Company exercised its right to terminate the put and call options on its shares of VeriSign common stock. Also on November 27, 2000 the Company entered into three forward contracts and one variable delivery forward contract (the “Derivative Instruments”) with respect to the remaining shares of VeriSign common stock. The Company then contributed the remaining shares of VeriSign common stock to Crosby Finance, LLC (“Crosby”), of which the Company is a 99% member. The Company, Crosby and the counterparty to the Derivative Instruments concurrently entered into an agreement, pursuant to which all of the Company’s rights and obligations in the Derivative Instruments were assumed by Crosby. Crosby is a bankruptcy-remote qualified special purpose entity, established to securitize the VeriSign shares, and the transfer was accounted for as a sale under SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, the Company does not consolidate Crosby for accounting purposes. The Company is accounting for its interest in Crosby in accordance with Emerging Issues Task Force (“EITF”) No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” The Company’s 99% interest in Crosby was $41,278 and $75,996 at June 30, 2001 and December 31, 2000, respectively, and has been recorded as a held to maturity security and included in investments in the condensed consolidated balance sheets.

     Income from investing activities was $16,145 and $29,928 for the three and six months ended June 30, 2001, respectively, which represents the gains recognized from the settlement of two of the forward contracts held by Crosby and gains from the sale of nCipher plc ordinary shares. Income from investing activities was $45,013 and $72,051 for the three and six months ended June 30, 2000, respectively, which arose from the gains on the sale of VeriSign common stock under the then existing put and call program, and the gains on the sale of Trintech Group PLC ordinary shares.

4. Derivative Financial Instruments

     During the six months ended June 30, 2001, the Company entered into forward foreign currency contracts in order to hedge foreign currency market exposures associated with certain forecasted transactions. At June 30, 2001, the Company had outstanding foreign currency forward contracts with aggregate notional amounts of approximately $12,714 to hedge certain forecasted transactions. These contracts are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that qualify for hedge treatment must be reported as a component of other comprehensive income in stockholders’ equity. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, must be recognized currently in earnings.

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

     The forward contracts, which qualify for hedge treatment, are generally outstanding for one to six months and are denominated in British pounds, Swedish krona and Australian dollars. No ineffectiveness was recognized in the second quarter of 2001 and accordingly, the fair values of the outstanding forward foreign currency contracts were recorded as a component of other comprehensive income in stockholders’ equity. Fair value of the outstanding forward foreign currency contracts was $104 at June 30, 2001 and has been included in prepaid expenses and other assets in the condensed consolidated balance sheet.

5. Comprehensive Income

     For the three and six months ended June 31, 2001 and 2000, comprehensive income was:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net income	$13,271	$37,232	$23,063	$61,832

Comprehensive income, net of tax:

Holding gains (losses) arising during period	(3,245)	(19,510)	5,440	(4,045)

Less: reclassification adjustment for gains included in net income	(9,519)	(27,010)	(17,691)	(43,235)

Decrease in net unrealized gains on marketable securities	(12,764)	(46,520)	(12,251)	(47,280)

Foreign currency translation adjustments	(63)	(101)	(463)	335

Unrealized gain on foreign currency derivative instruments	291	—	104	—

Comprehensive income (loss)	$735	$(9,389)	$10,453	$14,887

     The tax benefits (expenses) of holding gains and losses on marketable securities were $2,163 and $13,007 for the three months ended June 30, 2001 and 2000, respectively, and $(3,627) and $2,697 for the six months ended June 30, 2001 and 2000, respectively. The tax benefits of reclassification of gains in net income were $6,346 and $18,006 for the three months ended June 30, 2001 and 2000, respectively, and $11,794 and $28,823 for the six months ended June 30, 2001 and 2000, respectively.

6. Stockholders’ Equity

Share Repurchase Program

     The Company has maintained a common stock repurchase program since October 1998. Under the current program, the Company is authorized to repurchase up to 9,750,000 shares of its common stock through October 3, 2001. Repurchased shares are used for stock option and employee stock purchase plans, and for general corporate purposes. Since the repurchase program was initially authorized, the Company has repurchased 15,817,000 shares of its common stock for an aggregate amount of $422,154, or an average cost of

$26.69 per share. The Company purchased 570,000 and 2,213,500 shares of its common stock during the three and six months ended June 30, 2001, respectively, for an aggregate amount of $20,430 and $89,973, or an average cost of $35.84 and $40.65 per share, respectively.

     During the three and six months ended June 30, 2001, the Company received $956 and $2,994, respectively, from the sale of put options on its common stock and those proceeds were used to facilitate its share repurchase program. The proceeds were recorded as additional paid-in capital. At June 30, 2001, the Company had outstanding put options covering 2,250,000 shares of its common stock, at strike prices ranging from $27.75 to $40.85 per share. These options can only be exercised on certain dates and expire through the fourth quarter of 2002. The Company has the option to settle the put options in cash, net shares or through physical delivery of the Company’s shares for cash. In certain remote circumstances, such as contract default, the option agreements provide the counterparty with the option of requiring cash settlement. The settlement of these put options will be recorded as a component of equity. The put options with strike prices in excess of the average closing market value of the Company’s common stock for the three and six months ended June 30, 2001 would be considered dilutive. Accordingly, some of the put options had a dilutive effect on the earnings per share calculation at June 30, 2001.

     The Company had entered into forward equity contracts for 1,500,000 shares of its common stock in order to set purchase prices for its future repurchase of shares under its share repurchase program. Upon maturity of the forward equity contracts in May 2001, the Company chose to settle the contracts by repurchasing 1,500,000 shares of its common stock for $65,020 or $43.35 per share.

7. Segments

     The Company has two reportable segments, e-Security Solutions and RSA Capital. The segments were determined primarily on how management views and evaluates the business. The operations of the e-Security Solutions segment consist of the sale of software licenses, hardware, maintenance and professional services through two product groups, Enterprise solutions and Developer solutions. Enterprise solutions include sales of RSA SecurID® authenticators, RSA ACE/Server® software, RSA Keon® software, and maintenance and professional services. Developer solutions include sales of RSA BSAFE® cryptographic software and protocol products, RSA Keon components, and maintenance and professional services.

     The RSA Capital segment consists of the Company’s investment activities and the New and Emerging Security Technologies group (“NEST”). Through its investment activities, the Company makes investments primarily in equity instruments of e-businesses and other technology companies. Also included in the Company’s investment activities is RSA Ventures, I, L.P., a venture capital fund, which the Company has formed and in which the Company has committed to invest $100,000. At June 30, 2001, the Company had invested approximately $30,000 of the $100,000 committed to RSA Ventures I, L.P. The fund may raise up to an additional $100,000 from outside investors. Expenses incurred in connection with the Company’s investment activities are primarily for general and administration, management and professional fees and are included in general and administrative expenses.

     Through NEST, the Company focuses on investigating, developing and nurturing new ideas and technologies into operational businesses. For the three and six months ended June 30, 2001, revenues earned and expenses incurred in connection with NEST include general and administration expenses, as well as the operations of 3GI and Transindigo and are included in income from operations.

     Non-core operations expense items that are not identifiable to the Company’s segments have been included in Corporate and Other below and include items expensed in connection with the Company’s acquisition of Xcert, 3GI and Transindigo. These one-time, non-core operating expense items include the write off of prepaid license fees of $5,221 and stock option compensation expense of $751 for the six months ended June 30, 2001, and include IPR&D of $1,570 and $4,141, and amortization of goodwill and intangible assets of $2,951 and $4,285 for the three and six months ended June 30, 2001, respectively.

     The tables below present information about the Company’s reportable segments for the six months ended June 30, 2001 and 2000:

	Six Months Ended June 30, 2001				Six Months Ended June 30, 2000

	E-Security	RSA	Corporate		E-Security	RSA	Corporate
	Solutions	Capital	and Other	Consolidated	Solutions	Capital	And Other	Consolidated

Revenue	$157,052	$68	—	$157,120	$130,040	—	—	$130,040

Income (loss) from operations	$22,016	$(4,380)	$(14,398)	$3,238	$23,002	$(1,143)	—	$21,859

Interest income	$6,119	$479	—	$6,598	$6,275	—	—	$6,275

Income from investing activities	—	$29,928	—	$29,928	—	$72,051	—	$72,051

Depreciation and amortization	$6,652	—	$4,285	$10,937	$4,820	—	—	$4,820

Identifiable assets	$397,209	$84,165	$75,972	$557,346	$446,187	$826,423	—	$1,272,610

     The tables below present information about the Company’s reportable segments for the three months ended June 30, 2001 and 2000:

	Three Months Ended June 30, 2001				Three Months Ended June 30, 2000

	E-Security	RSA	Corporate		E-Security	RSA	Corporate
	Solutions	Capital	and Other	Consolidated	Solutions	Capital	And Other	Consolidated

Revenue	$80,712	$68	—	$80,780	$66,700	—	—	$66,700

Income (loss) from operations	$12,254	$(2,622)	$(4,521)	$5,111	$13,157	$(789)	—	$12,368

Interest income	$2,119	—	—	$2,119	$3,087	—	—	$3,087

Income from investing activities	—	$16,145	—	$16,145	—	$45,013	—	$45,013

Depreciation and amortization	$3,394	—	$2,951	$6,345	$2,418	—	—	$2,418

Identifiable assets	$397,209	$84,165	$75,972	$557,346	$446,187	$826,423	—	$1,272,610

     The Company’s operations are conducted throughout the world. Operations in the Americas represent more than 10% of revenue and income from operations. The Company’s operations in other countries are individually insignificant and have been included in “Rest of world” below. The following tables present information about e-Security Solutions revenue for the three and six months ended June 30, 2001 and 2000:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Product and service groups
Enterprise solutions	$62,486	$50,400	$122,131	$97,825

Developer solutions	18,294	16,300	34,989	32,215

	$80,780	$66,700	$157,120	$130,040

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Geographic areas
The Americas	$48,423	$44,363	$97,973	$87,030

Rest of world	32,357	22,337	59,147	43,010

	$80,780	$66,700	$157,120	$130,040

8. Line of Credit

     The Company extended the maturity of its $10,000 line of credit agreement with a major financial institution to June 30, 2002, subject to annual extension provisions. This agreement was unused at June 30, 2001. Borrowings under this agreement will bear interest, at the Company’s option, at either fixed or variable rates linked to either the London Interbank Offered Rate or the Prime Rate. Borrowings will be collateralized by cash deposits of the Company.

9. Restructurings

     In 1999, the Company commenced and substantially completed consolidation of certain operations in an attempt to achieve operational efficiency. The Company recorded costs of $11,350, consisting primarily of severance costs for 41 employees who were employed primarily in research and development and general and administrative activities for the formerly separate operations of Intrusion Detection Inc., facility exit costs and other direct costs. Facility exit costs consist primarily of estimated shortfalls of sublease rental income compared to minimum lease payments due under a lease agreement. During the third quarter of 2000, the Company reversed $2,079 of previously recorded restructuring costs due to revised estimates of the facility exit costs, including associated legal costs and other direct costs. Remaining costs of approximately $347 were accrued and unpaid at June 30, 2001 and consisted primarily of facility exit costs.

	Facility	Severance	Other Direct
	Exit Costs	Costs	Costs	Total

Balance at December 31, 2000	$347	—	—	$347

Payments	—	—	—	—

Balance at June 30, 2001	$347	—	—	$347

10. Subsequent Events

     Restructuring — During July 2001, the Company reduced its employee headcount by 8% in order to align its cost structure to fit revenue expectations. The Company expects to take a restructuring charge of approximately $2,000 to $3,000 in the third quarter of 2001 to cover employee severance and other costs.

     Shelf Registration — In July 2001, the Company filed a shelf Registration Statement on Form S-3 with the Securities and Exchange Commission. This registration statement, which the SEC declared effective in August 2001, covers the Company’s issuance of various types of securities, including debt, common stock and warrants, up to an aggregate offering price of $500,000.

     Acquisition — In July 2001, the Company signed an agreement to acquire Securant Technologies, Inc., a privately held company that develops and delivers an authorization and policy management system for e-businesses, for approximately $136.5 million in cash plus acquisition costs. The transaction will be accounted for as a purchase. The Company anticipates the completion of this acquisition will occur in August 2001, subject to customary closing conditions, including obtaining required governmental approvals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For purposes of these Acts, any statement that is not a statement of historical fact may be a forward-looking statement. For example, statements containing the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions may be forward-looking statements. However, we caution investors not to place undue reliance on any forward-looking statements in this Report because these statements speak only as of the date when made. There are a number of factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including without limitation, the factors set forth below under the caption “Certain Factors That May Affect Future Results.” This Report should be read in conjunction with our Annual Report on Form 10-K filed for the year ended December 31, 2000. All references to common stock and per share amounts have been adjusted on a retroactive basis to reflect our three-for-two common stock split effected as a dividend in March 2001.

     We are a leading provider of electronic security (“e-security”) solutions. We help organizations build secure, trusted foundations for electronic business (“e-business”) through use of our two factor user authentication, encryption and public key management products and solutions. We sell our two-factor user authentication, encryption and public key management products and solutions to corporate (“Enterprise”) users seeking turnkey security solutions, and to original equipment manufacturers and developers (“Developers”) seeking software development components for embedding security in a range of software applications or hardware devices. In addition to providing e-security solutions, through our RSA Capital segment we invest in e-businesses and other technology companies.

     Through our e-Security Solutions segment, we derive our operating revenue primarily from two distinct product groups: Enterprise solutions, which includes RSA SecurID® authenticators, RSA ACE/Server® software, RSA Keon® software, and maintenance and professional services, and Developer solutions, which includes RSA BSAFE® cryptographic software and protocol products, RSA Keon components, and maintenance and professional services.

     Typically, our Enterprise solutions customers complete an initial purchase of a product, then come back to purchase additional or replacement authenticators and software as their use of the product expands to include more users, such as their vendors, suppliers, customers and clients. At each customer’s request, we program our RSA SecurID authenticators to operate for a fixed period of up to four years. We typically base our RSA ACE/Server and RSA Keon software license fees on the number of users authorized under each customer’s license.

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

     Our RSA Capital segment consists of our investment activities and our New and Emerging Security Technologies group (“NEST”). With respect to our investment activities, we have historically invested in equity instruments of e-businesses and other technology companies. We hold investments in public companies, which if their sale is not prohibited by contractual or statutory restrictions, are accounted for as available for sale marketable securities. We also hold investments in a number of private companies and restricted investments in public companies, which are accounted for under the cost method. We also hold an interest in Crosby Finance, LLC (“Crosby”), a qualified special purpose entity, which is accounted for as a held to maturity security. Also included in our investment activities is our venture capital fund, RSA Ventures I, L.P. Expenses incurred in connection with our investment activities are primarily for general and administration, management and legal matters. Through NEST, we focus on investigating, developing and nurturing new ideas and technologies into operational businesses. Revenues earned and expenses incurred in connection with NEST include general and administration expenses, as well as the operations of 3-G International, Inc. (“3GI”) and Transindigo Inc (“Transindigo”).

     Information on our industry segments may be found in Note 7 of the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this report.

Results of Operations

     The following table sets forth income and expense items as a percentage of total revenue for the three and six months ended June 30, 2001 and 2000.

	Percentage of		Percentage of
	Total Revenue		Total Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenue

Products	81.6	85.4	81.8	86.1

Services	18.4	14.6	18.2	13.9

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue

Products	10.9	12.2	13.9	12.5

Services	9.0	7.7	9.3	7.6

Total cost of revenue	19.9	19.9	23.2	20.1

Gross margin	80.1	80.1	76.8	79.9

Costs and expenses

Research and development	18.6	16.9	18.1	17.1

Marketing and selling	37.5	36.0	38.8	35.4

General and administrative	12.1	11.8	12.5	12.2

Restructurings	—	(3.1)	—	(1.6)

In process research and development	1.9	—	2.6	—

Amortization of goodwill and intangibles	3.7	—	2.7	—

Total	73.8	61.6	74.7	63.1

Income from operations	6.3	18.5	2.1	16.8

Interest income	2.6	4.6	4.2	4.8

Income from investing activities	20.0	67.5	19.0	55.4

Income before provision for income taxes	28.9	90.6	25.3	77.0

Provision for income taxes	12.5	34.8	10.6	29.5

Net income	16.4%	55.8%	14.7%	47.5%

Revenue

     Total revenue increased 21.1% in the second quarter of 2001 to $80.8 million from $66.7 million in the second quarter of 2000. For the first six months of 2001, total revenue increased 20.8% to $157.1 million from $130.0 million in the first six months of 2000. The growth in total revenue in the second quarter of 2001 versus the second quarter of 2000 occurred in both Enterprise solutions and Developer solutions product groups. Revenue from the sale of authenticators increased approximately 17% for the second quarter of 2001 versus the same period of 2000, and accounted for 39% of total revenue for the quarter ended June 30, 2001. Revenue from software products increased approximately 15% in the second quarter of 2001 versus the same period of 2000, and accounted for 42% of total revenue. Services revenue increased 52% in the second quarter of 2001 versus the same period of 2000, and accounted for 19% of total revenue, primarily due to increased maintenance revenue due to an increase in the number of installed users. Revenue from the sale of authentication products accounted for 67%, revenue from sale of cryptography products accounted for 17% and revenue from public key infrastructure products accounted for 16% of total revenue for the three months ended June 30, 2001. We believe that these revenue increases are an indication of the continuing increasing importance of e-security solutions to the online economy and are also in part due to our product line synergies which enable us to sell additional products to existing customers.

     Sales to Enterprise solution customers increased 24.0% in the second quarter of 2001 over the second quarter of 2000 and accounted for approximately 86% of the increase in total revenue in the second quarter of 2001 over the second quarter of 2000. Sales to Enterprise solution customers increased 24.8% for the first six months of 2001 over the first six months of 2000 and accounted for approximately 90% of the total increase in revenue for the first six months of 2001 over the first six months of 2000. We sold approximately 741,000 and 1,429,000 RSA SecurID authenticator units in the second quarter and first six months of 2001, respectively, which represents 20% and 17% increases over the same periods of 2000, respectively. The increase in number of units sold along with a 2% decrease in the average selling price contributed to the increased revenue from our RSA SecurID authentication product line. Enterprise solution RSA Keon software revenue increased approximately 52% for the three months ended June 30, 2001 over the same period of 2000 and increased approximately 42% for the six months ended June 30, 2001 over the same period of 2000. We believe that the revenue generated from our authenticator product line continues to provide overall growth for us.

     Sales to Developer customers increased 12.2% in the second quarter of 2001 over the second quarter of 2000 and accounted for approximately 14% of the increase in total revenue in the second quarter of 2001 over the second quarter of 2000. Sales to Developer customers increased 8.6% in the first six months of 2001 over the first six months of 2000 and accounted for approximately 10% of the total increase in revenue for the first six months of 2001 over the same period of 2000. We believe that the increase in Developer revenue can be attributed to the continuing demand for products that ensure the authenticity of transactions conducted online. We do not believe that this trend will continue at the same rates of historical growth.

     International revenue increased 44.9% in the second quarter of 2001 to $32.4 million from $22.3 million in the second quarter of 2000, accounting for 40.1% of second quarter of 2001 total revenue. International revenue increased 37.5% in the first six months of 2001 to $59.1 million from $43.0 million in the first six months of 2000, accounting for 37.6% of total revenue for the first six months of 2001. Revenue increased in all international markets, with the most substantial growth in Europe. We believe international revenue will continue to increase as our presence in international markets gets stronger and the demand for our products matures.

Gross Profit

     Our total gross profit increased 21.1% in the second quarter of 2001 to $64.7 million from $53.4 million in the second quarter of 2000, and increased 16.2% in the first six months of 2001 to $120.7 million from $103.9 million in the first six months of 2000. The gross profit from sales of products was 86.7% for the second quarter of 2001 versus 85.8% for the second quarter of 2000, and was 83.0% for the first six months of 2001 versus 85.4% for the first six months of 2000. The decrease in gross profit from sales of products in the first six months of 2001 as compared to the first six months of 2000 can be primarily attributed to the one-time write off of prepaid license fees of $5.2 million during the first quarter of 2001. These prepaid license fees were expensed to cost of product revenue when it was determined that they may not have future realizable value as a result of our acquisition of Xcert International, Inc. (“Xcert”) in February 2001. The gross profit on services was 50.8% for the second quarter of 2001 versus 47.1% for the second quarter of 2000, and was 49.1% for the six months of 2001, versus 45.7% for the same period of 2000. The increase in gross profit from services in 2001 can primarily be attributed to increased maintenance revenue due to an increase in the number of installed users.

Research and Development

     Research and development expenses increased 33.2% in the second quarter of 2001 to $15.0 million from $11.3 million in the second quarter of 2000, and increased 28.2% in the first six months of 2001 to $28.5 million from $22.2 million in the first six months of 2000. For the second quarter of 2001 as compared to the second quarter of 2000 approximately $2.1 million of the increase in research and development expenses was from increased payroll and overhead expenses associated with an increased workforce, approximately $1.1 million of the increase was from the addition of costs associated with the operations of Xcert, and approximately $0.5 million of the increase was from the addition of costs associated with RSA Capital’s NEST group.

Marketing and Selling

     Marketing and selling expenses increased 26.3% in the second quarter of 2001 to $30.3 million from $24.0 million in the second quarter of 2000, and increased 32.7% in the first six months of 2001 to $61.0 million from $46.0 million in the first six months of 2000. For the second quarter of 2001 as compared to the second quarter of 2000 approximately $4.1 million of the increase in marketing and selling expenses resulted from increased payroll and overhead expenses associated with an increased workforce, approximately $1.2 million of the increase was from increased spending on marketing programs, and approximately $1.0 million of the increase was from the addition of costs associated with the operations of Xcert.

General and Administrative

     General and administrative expenses increased 23.9% in the second quarter of 2001 to $9.8 million from $7.9 million in the second quarter of 2000, and increased 22.9% in the first six months of 2001 to $19.6 million from $16.0 million in the first six months of 2000. For the second quarter of 2001 as compared to the second quarter of 2000 approximately $1.3 million of the increase was from increased expenses relating to our RSA Capital segment, and approximately $0.6 million of the increase was due to increased professional fees.

Acquisitions

     In May 2001 we completed acquisitions of all of the capital stock of 3GI, a privately held company that develops and delivers smart card and biometric authentication products, and substantially all of the assets of Transindigo, a company that developed real time authorization software products, for an aggregate of $16.8 million in cash including acquisition costs. In February 2001 we acquired all of the capital stock of Xcert, a company that develops and delivers digital certificate-based products for securing e-business transactions, for $63.8 million in cash plus the assumption of all Xcert stock options and acquisition costs. In connection with these acquisitions, and included in the condensed consolidated statements of income for the three and six months ended June 30, 2001 we incurred certain one-time, non-core operating expenses. These one-time, non-core operating expense items include the write off of prepaid license fees of $5.2 million which is included in cost of product revenue and stock option compensation expense of $0.8 million which is included in cost of service revenue, research and development, marketing and selling and general and administrative expenses for the six months ended June 30, 2001; and purchased research and development of $1.6 million and $4.1 million, and amortization of goodwill and intangible assets of $3.0 million and $4.3 million for the three and six months ended June 30, 2001, respectively.

      In process research and development (“IPR&D”) expense of $4.1 million in the first six months of 2001 represents the write off of IPR&D of $2.6 million, $0.9 million and $0.6 million in connection with the acquisitions of Xcert, 3GI and Transindigo, respectively. The amounts allocated to IPR&D were expensed in the quarter that the related acquisition was consummated if technological feasibility of the IPR&D had not been achieved and no alternate future uses have been established.

      We used independent appraisers to calculate the amounts allocated to IPR&D. These independent appraisers used established valuation techniques accepted in the high technology industry, including the income approach, which discounts expected future cash flows to present value, and the cost approach, which uses the replacement cost method. These approaches give consideration to relevant market sizes and growth factors, expected industry trends, product sales cycles, and the estimated lives of each of the products underlying technology. Consideration was also given to the projects stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development and the projected cost to complete the project.

      The discount rates used in the present value calculations were typically derived from a weighted average cost, adjusted upward to reflect additional risks inherent in the development life cycle, and resulting in discounts rates in a range of 30.0% - 35.0% based upon an income stream of up to 7 years. We do not expect to achieve a material amount of expense reductions therefore the valuation assumptions did not include significant anticipated cost savings.

      Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on our future results of operations or cash flows. However, given the risks associated with the uncertainties of the commercialization process, such as rapidly changing customer needs, complexity of technology and growing competitive pressures, we cannot assure you that deviations from our estimates will not occur or that the project will meet with commercial success. We believe there is a reasonable chance of realizing the economic return expected from the acquired IPR&D.

Restructurings

      During July 2001, we reduced our employee headcount by 8% in order to align our cost structure to fit revenue expectations. We expect to take a restructuring charge of approximately $2.0 million to $3.0 million in the third quarter of 2001 to cover employee severance and other costs.

     In 1999, we commenced and substantially completed consolidation of certain operations in an attempt to achieve operational efficiency. We recorded costs of $11.4 million, consisting primarily of severance costs for employees who were employed primarily in research and development and general and administrative activities for the formerly separate operations of Intrusion Detection Inc., and facility exit costs and other direct costs. Facility exit costs consist primarily of estimated shortfalls of sublease rental income compared to minimum lease payments due under a lease agreement. During the third quarter of 2000, we reversed $2.1 million of previously recorded restructuring costs due to revised estimates of the facility exit costs, including associated legal costs and other direct costs. Remaining costs of approximately $0.3 million were accrued and unpaid at June 30, 2001 and consisted of facility exit costs.

Interest Income

     Interest income decreased 31.4% in the second quarter of 2001 to $2.1 million from $3.1 million in the second quarter of 2000, and increased 5.1% in the first six months of 2001 to $6.6 million from $6.3 million in the first six months of 2000. The decrease in interest income for the second quarter of 2001 as compared to the second quarter of 2000 was primarily due to lower interest rates and lower average cash and marketable securities balances.

Income from Investing Activities

     Until November 27, 2000 our shares of VeriSign, Inc. (“VeriSign”) common stock were covered by put and call options held by independent third parties, which entitled the holders to buy shares and us to sell shares of VeriSign common stock on certain dates at specified prices. On November 27, 2000, we exercised our right to terminate the put and call options on our shares of VeriSign common stock. After November 27, 2000 the remaining shares of VeriSign, three forward contracts and one variable delivery forward contract are held by Crosby, of which we are a 99% member.

     Income from investing activities was $16.1 million and $30.0 million for the second quarter and first six months of 2001, respectively, which represents gains recognized from the settlement of two of the forward contracts held by Crosby and gains from the sale of nCipher plc ordinary shares. Income from investing activities was $45.0 million and $72.0 million for the second quarter and first six months of 2000, respectively, which arose from the sale of VeriSign common stock under the then existing put and call program and gains from the sale of Trintech Group PLC ordinary shares.

Provision for Income Taxes

     The provision for income taxes decreased to $10.1 million and $16.7 million during the second quarter and first six months of 2001, respectively, from $23.2 million and $38.4 million in the second quarter and first six months of 2000, respectively, primarily due to lower pre-tax income. Our effective tax rate increased to 43.2% for the second quarter of 2001 from 38.4% for the second quarter of 2000, and increased to 42.0% for the first six months of 2001 from 38.3% for the first six months of 2000, primarily due to the nondeductibility of amortization of goodwill and intangible assets for tax purposes.

Liquidity and Capital Resources

     We had $167.1 million in cash and cash equivalents at June 30, 2001, consisting primarily of short-term investments in U.S Government treasuries and agencies and commercial paper with maturities of less than 90 days. This represents a decrease of $134.8 million in cash and cash equivalents during the six months ended June 30, 2001. The major elements of the decrease in cash for the first six months of 2001 includes $85.6 million of cash used in the acquisition of Xcert, 3GI and Transindigo, $90.0 million of cash used to repurchase our common stock, $22.4 million of cash used to purchase equity investments and $12.7 million of cash used to purchase property and equipment. These uses of cash were offset by cash from operations of $9.5 million and cash from sales and purchases of marketable securities and proceeds from Crosby interest of $35.0 million, primarily from the settlement of forward contracts held by Crosby, and cash provided from the proceeds of employee exercises and purchases under our stock option and employee stock purchase plans of $29.1 million.

     To facilitate our share repurchase plan, we have sold put options with respect to 2.25 million shares of our common stock, which generated cash proceeds of $3.0 million during the six months ended June 30, 2001. These options will allow us to purchase shares through the fourth quarter of 2002 at an average purchase price of $35.65 per share. We had also entered into forward equity contracts for 1.5 million shares of our common stock in order to set purchase prices for our future repurchase of shares. Upon maturity of the forward equity contracts in May 2001, we chose to settle the contracts by repurchasing 1.5 million shares of our common stock for $65.0 million.

     We expect to receive net cash proceeds of $17.8 million in the third quarter of 2001, upon maturity of the one remaining forward contract that is held by Crosby.

     At June 30, 2001, we had an available unused line of credit agreement with a major financial institution. The line of credit provides for up to $10.0 million in borrowing at either fixed or variable rates linked to either the London Interbank Offered Rate or the Prime Rate, until June 30, 2002, subject to annual extension provisions.

     In July 2001, we filed a shelf Registration Statement on Form S-3 with the Securities and Exchange Commission. This registration statement, which the SEC declared effective in August 2001, covers our issuance of various types of securities, including debt, common stock and warrants, up to an aggregate offering price of $500 million.

     In July 2001 we signed an agreement to acquire Securant Technologies, Inc. for approximately $136.5 million in cash, plus acquisition costs. We anticipate the completion of this acquisition to occur in August 2001, subject to customary closing conditions, including obtaining required governmental approvals.

     Our plans for future uses of cash include additional equity investments in other companies, including committed capital contributions of approximately $70.0 million to RSA Ventures I, L.P. Our other plans for future uses of cash may include additional acquisitions of other entities or technologies and additional purchases of property and equipment.

     We believe that cash generated from our operating activities will be sufficient to fund our working capital requirements through at least the next twelve months. We anticipate that current cash on hand, cash from sale of marketable securities, and cash generated from the exercise of employee options and employee stock purchase plans will be adequate to fund our planned capital and financing expenditures for at least the next twelve months.

Certain Factors That May Affect Future Results

     Our quarterly operating results may vary significantly from quarter to quarter depending on a number of factors, including, among other factors:

•	the size, timing and shipment of individual orders for our products;

•	customers deferring their orders in anticipation of new products;

•	changes in our operating expenses;

•	the timing of the introduction or enhancement of our products and our competitors’ products;

•	market acceptance of new products;

•	changes in the mix of products sold;

•	changes in product pricing, including changes in competitors’ pricing policies;

•	development of our direct and indirect distribution channels;

•	integration of acquisitions;

•	the timing of personnel departures and new hires and the rate at which new personnel become productive; and

•	general economic conditions.

     We may not be able to grow or sustain our profitability from quarter to quarter. Because our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are fixed, a small variation in when revenue is recognized or recognizable can cause significant variations in operating results from quarter to quarter. In addition, it now appears that the U.S. economy is weakening. A general economic slowdown could have serious consequences for our business and operating results. For example, an economic slowdown may cause some current or potential customers to defer purchases, to go out of business or to have insufficient capital to buy our products.

     Our stock price has been volatile and is likely to remain volatile. During 2000, our stock price ranged from a per share high of $62.04 to a low of $23.50 (as adjusted to reflect our three-for-two stock split, payable in the form of a stock dividend on our common stock, effected in March 2001). At the close of the market on July 25, 2001, our stock price was $23.15. A number of factors may contribute to the volatility of our stock price, including:

•	our public announcements and our competitors’ public announcements;

•	the public’s perception of the strength of the e-security market;

•	the public’s perception of the strength of technology companies generally;

•	litigation developments;

•	our ability to meet the expectations of brokerage firms, industry analysts and investors with respect to our operating and financial results; and

•	the volatility of the stock market in general.

     Demand for our products depends highly on the continued growth of the market for e-security solutions, and this market is at an early stage of development. Demand for our products depends on, among other things:

•	the continued evolution of electronic commerce as a viable means of conducting business;

•	the ability of network infrastructures to support an increasing number of users and services;

•	the public’s perception of the need for secure electronic commerce and communications over both wired and wireless computer networks;

•	market acceptance and use of public and private key cryptography, digital signatures and digital certificates in communication and commerce;

•	the perceived quality, price, availability and interoperability of our products over our competitors’ products;

•	the pace of technological change and our ability to keep up with these changes; and

•	general economic conditions.

     The market for e-security products is rapidly evolving. E-security technology is constantly changing as we and our competitors introduce new products and retire old ones and as customer requirements quickly develop and change. In addition, industry and government standards for e-commerce and network security continue to evolve. Our future success will depend in part upon our ability to enhance our existing products and to introduce new, competitively priced products with features that meet changing customer requirements, all in a timely and cost-effective manner. A number of factors, including the following, could have a negative impact on the success of our products:

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

     International sales accounted for more than 30% of our revenue in each of the years ended December 31, 1998, 1999 and 2000 and for the six months ended June 30, 2001. We intend to expand our international operations and international sales and marketing activities, and this expansion requires significant management attention and resources. In addition, there are certain risks inherent in doing business internationally, including:

•	foreign regulatory requirements and the burdens of complying with a wide variety of foreign laws;

•	legal uncertainty regarding liability;

•	export and import restrictions on cryptographic technology and products incorporating that technology;

•	difficulties and delays in establishing international distribution channels;

•	difficulties in collecting international accounts receivable;

•	fluctuations in currency exchange rates;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	tariffs and other trade barriers;

•	difficulties in enforcement of intellectual property rights; and

•	political instability.

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

     Our issued U.S. patents expire at various dates ranging from 2005 to 2018. When each of our patents expires, competitors may develop and sell products based on the same or similar technologies as those covered by the expired patent, which could result in lower prices, reduced margins or the failure of our products to achieve or maintain market acceptance. In addition, when each of our patents expires, potential customers may choose to rely on “freeware,” free versions of our previously patented technology, rather than buying our products.

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

     We generally purchase our marketable securities and cash equivalent investments in high credit quality instruments, primarily U.S. Treasury and government agency obligations, commercial paper and money market investments with contractual maturities of two years or less. We do not expect any material loss from our marketable securities investments and therefore believe that our potential interest rate exposure is not material. We routinely evaluate the realizable value of these investments using qualitative and quantitative factors including discounted cash flow analysis and liquidation value assessments.

     Marketable securities are recorded on the balance sheet at fair value with unrealized gains and losses recorded in the other comprehensive income section of stockholders’ equity. The values recorded for publicly traded companies are subject to market price volatility. A 20% decrease in the fair value of our marketable securities at June 30, 2001 would not have a material effect on our financial position, results of operations or cash flows.

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

     At June 30, 2001 Crosby Finance, LLC, of which we are a 99% member, held shares of VeriSign common stock, a forward contract and a variable delivery forward contract (“Derivative Instruments”). We expect to receive cash proceeds of $17.8 million and net pre tax gains of approximately $13.8 million in the third quarter of 2001 from the settlement of the forward contract held by Crosby. The variable delivery forward contract held by Crosby will settle in January 2006, and during the period outstanding, could cause us to recognize a loss if the underlying value of the equity securities becomes impaired. The Derivative Instruments provide protection against a portion of the market risk associated with the securities in exchange for our foregoing a portion of the potential price appreciation of the securities. We routinely assess the realizable value of our interest in Crosby and do not expect any material loss from our interest in Crosby.

     We have entered into put option contracts indexed to our common stock. These put option contracts are designed to facilitate the repurchase of our common stock in order to minimize the effects of employee stock options and employee stock purchase plan exercises on the dilution of earnings per share. If there is a significant decrease in the market value of our common stock, we could be required to settle the contracts and this could have a dilutive effect on our earnings per share or effect our cash flows. These contracts will not have an impact on our results of operations.

     We have entered into forward foreign currency contracts in order to hedge the foreign currency market exposure associated with certain forecasted transactions. We do not hold these contracts for purposes other than risk management. All contracts have been entered into with a major financial institution. The risk associated with these transactions is the cost of replacing these contracts at current market rates, in the event of default by the counterparty. We believe the risk of incurring such losses is remote.

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

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, and eliminates the pooling of interests method. In addition, SFAS No. 141 further clarifies the criteria for recognition of intangible assets separately from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being included as goodwill, or amounts of goodwill may be separately identified and recognized as intangible assets. The effect of adopting this standard is being evaluated.

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” The effective date of SFAS No. 142 is January 1, 2002, and applies to goodwill and intangible assets acquired in a business combination. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests for impairment of the goodwill’s value and that intangible assets other than goodwill should be amortized over their useful lives. The effect of adopting this standard is being evaluated.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On or about December 11, 1998, a purported class action was filed in the United States District Court for the District of Massachusetts on behalf of all purchasers of our common stock during the period from and including September 30, 1997 through July 15, 1998: Fitzer v. Security Dynamics Technologies, Inc., Charles R. Stuckey, Jr., D. James Bidzos, Arthur W. Coviello, Jr., John Adams, Marian G. O’Leary and Linda B. Saris, Civil Action No. 98-CV-12496-WGY. The plaintiffs subsequently dismissed without prejudice the claims against Ms. Saris. The plaintiffs asserted that the defendants misled the investing public concerning demand for our products, the strengths of our technologies, and certain trends in our business and sought unspecified damages, interest, costs and fees of their attorneys, accountants and experts. On September 28, 2000, the United States District Court granted the defendants’ motion to dismiss, and entered a judgment dismissing the plaintiffs’ claims with prejudice. On October 18, 2000, the plaintiffs filed in the District Court a notice of appeal from the judgment. After the notice of appeal was filed, the defendants made a motion to the District Court to modify the judgment of dismissal, and to add certain material to the record on appeal. The District Court denied the defendants’ motion, and defendants’ appeal from the denial of the motion was consolidated with the plaintiffs’ appeal. The parties have agreed to settle the case, subject to court approval. The District Court has certified a class for settlement purposes only, and has preliminarily approved the settlement (subject to the Court’s decision whether to grant final approval, to be made after notice and an opportunity for class members to object to the terms of the settlement). We believe that the settlement will not have a material adverse effect on our continuing operations or consolidated financial position.

     On or about June 15, 2000, David Moran, a stockholder of RSA Security, filed a shareholder derivative action in the Court of Chancery of New Castle County in the State of Delaware on behalf of himself and all others similarly situated v. Charles R. Stuckey, Jr., D. James Bidzos, Richard L. Earnest, Dr. Taher Elgamal, James K. Sims, Joseph B. Lassiter, III, Arthur W. Coviello, Jr., Robert P. Badavas, VeriSign, Inc. and RSA Security Inc., f/k/a Security Dynamics Technologies, Inc., Civil Action No. 18107NC. Mr. Moran asserted that our Board of Directors breached its fiduciary duty to RSA Security by failing to obtain certain international patents, by failing to enforce the terms of certain agreements with VeriSign, Inc., and by appointing Mr. Stuckey as President of RSA Investments. Mr. Moran sought unspecified damages, interest, costs and fees of his attorneys, accountants and experts, as well as injunctive relief.

     On or about August 16, 2000, James V. Biglan, a stockholder of RSA Security, filed a shareholder derivative action in the Court of Chancery of New Castle County in the State of Delaware derivatively on behalf of RSA Security v. Charles R. Stuckey, Jr., D. James Bidzos, Richard L. Earnest, Dr. Taher Elgamal, James K. Sims, Robert P. Badavas, Joseph B. Lassiter, III, Arthur W. Coviello, Jr., VeriSign, Inc. and RSA Security Inc., f/k/a Security Dynamics Technologies, Inc., Civil Action No. 18190NC. Mr. Biglan asserted that our Board of Directors breached its fiduciary duty to RSA Security by failing to obtain certain international patents, by failing to enforce the terms of certain agreements with VeriSign, Inc., by permitting the violation of federal securities laws by RSA Security and certain insiders, and by appointing Mr. Stuckey as President of RSA Investments. Mr. Biglan sought unspecified damages, interest, costs and fees of his attorneys, accountants and experts, as well as injunctive relief.

     On or about September 29, 2000, the Court of Chancery of New Castle County in the State of Delaware consolidated Mr. Moran’s and Mr. Biglan’s cases. The parties have agreed to settle these cases, subject to court approval. We believe that the settlement will not have a material adverse effect on our continuing operations or consolidated financial position.

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

Item 2. Changes in Securities and Use of Proceeds

     To facilitate our share repurchase program, we have entered into put option contracts indexed to our common stock. On various dates between February 24, 2000 and May 16, 2001, we sold an aggregate of 2.25 million put options with respect to our common stock to a major financial institution and received aggregate proceeds of $20.6 million in connection with these sales. Each put option entitles the holder to sell to us by physical delivery, cash delivery or net-share settlement, at our option, one share of our common stock at a specified price. The put options outstanding at June 30, 2001 have strike prices ranging from $27.75 to $40.85 and expire on various dates through November 2002.

     In addition, we have entered into forward purchase contracts, with respect to 1.5 million shares of our common stock, with a major financial institution, which matured during the second quarter of 2001. Upon maturity of the forward purchase contracts in May 2001, we chose to settle the contracts by repurchasing 1.5 million shares of our common stock for $65.0 million.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     At our Annual Meeting of Stockholders held on April 27, 2001, our stockholders took the actions listed below. There were 37,702,787 shares of our common stock issued, outstanding and eligible to vote at the record date of March 8, 2001. The results of the voting for each matter are set forth below; there were no broker non-votes for any of the matters.

1.	Our stockholders elected Joseph B. Lassiter, III and Charles R. Stuckey, Jr. as Class I Directors for the ensuing three years. The other members of our Board of Directors whose terms of office continued after the Annual Meeting were Robert P. Badavas, D. James Bidzos, Arthur W. Coviello, Jr., Richard L. Earnest, Taher Elgamal and James K. Sims. The results of the voting were as follows:

Director:	Votes For:	Votes Withheld:

Joseph B. Lassiter, III	27,037,695	1,032,134

Charles R. Stuckey, Jr.	21,564,624	6,505,205

2.	Our stockholders approved an amendment to our 1994 Director Stock Option Plan, as amended, to increase the size of the automatic stock option grants to eligible outside directors thereunder. The results of the voting were as follows:

Votes For:	Votes Against:	Abstentions:

16,715,885	11,249,712	104,232

3.	Our stockholders approved an amendment to our 1994 Employee Stock Purchase Plan, as amended, to increase the number of shares of our common stock authorized for issuance thereunder from 1,500,000 to 2,100,000 shares (as adjusted to reflect the three-for-two stock split, payable in the form of a stock dividend on our common stock, effected in March 2001). The results of the voting were as follows:

Votes For:	Votes Against:	Abstentions:

25,915,257	2,120,422	34,150

4.	Our stockholders ratified the appointment of Deloitte & Touche LLP as our independent auditors for the year ending December 31, 2001. The results of the voting were as follows:

Votes For:	Votes Against:	Abstentions:

26,806,955	1,198,570	64,304

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

     See the Exhibit Index attached to this Report.

(b)	Reports on Form 8-K:

     We did not file any Current Reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSA SECURITY INC

Dated: August 10, 2001.	/s/ JOHN F. KENNEDY John F. Kennedy Senior Vice President, Finance and Operations, and Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

ITEM	DESCRIPTION

2.1*	Agreement and Plan of Merger, dated as of July 30, 2001, among RSA Security Inc., Falcon Acquisition Corp., Securant Technologies, Inc. and RH Investments 2001 LLC.

99.1	Press Release, dated July 31, 2001, relating to a definitive agreement for the acquisition by RSA Security Inc. of Securant Technologies, Inc.

*	The exhibits and schedules to the Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. RSA Security Inc. will furnish copies of any of the exhibits and schedules to the U.S. Securities and Exchange Commission upon request.