Form 10-Q
period 2001-09-30
RSA SECURITY INC/DE/
filed 2001-10-17
CIK 932064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-25120

RSA Security Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware	04-2916506

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

36 Crosby Drive
Bedford, MA 01730
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (781) 301-5000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes  ☑    No   ☐

     As of October 5, 2001, there were outstanding 56,180,784 shares of the Registrant’s Common Stock, $0.01 par value per share.

RSA SECURITY INC.
FORM 10-Q
For the Quarter Ended September 30, 2001

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2001	2000

ASSETS

Current assets

Cash and cash equivalents	$58,248	$301,897

Marketable securities	6,970	33,205

Accounts receivable, including accounts receivable acquired from Securant Technologies, Inc. of $3,378 as of September 30, 2001 (less allowance for doubtful accounts of $5,335 in 2001 and $2,006 in 2000)	56,766	54,979

Inventory	10,032	3,707

Prepaid expenses and other assets	19,775	20,389

Total current assets	151,791	414,177

Property and equipment, net	81,343	64,207

Other assets

Goodwill, net	188,690	—

Investments	51,267	87,688

Intangible assets, net	38,782	—

Deferred taxes	19,889	20,723

Other	8,132	2,719

Total other assets	306,760	111,130

	$539,894	$589,514

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Put options settlement	$44,822	$—

Accounts payable	14,387	7,663

Accrued payroll and related benefits	11,654	16,023

Accrued expenses and other liabilities	26,835	12,649

Income taxes payable	25,070	26,249

Deferred revenue	26,786	25,444

Deferred taxes	22,323	20,482

Total current liabilities	171,877	108,510

Stockholders’ equity

Common stock, $0.01 par value; authorized, 300,000,000 shares; issued, 62,144,158 shares; outstanding, 56,264,956 and 56,166,352 shares in 2001 and 2000, respectively	621	621

Additional paid-in capital	121,774	213,826

Retained earnings	461,396	453,827

Treasury stock, at cost; 5,879,202 and 5,977,806 shares in 2001 and 2000, respectively	(224,239)	(218,962)

Accumulated other comprehensive income	8,465	31,692

Total stockholders’ equity	368,017	481,004

	$539,894	$589,514

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue

Products	$47,075	$60,809	$175,593	$172,708

Services	15,508	11,220	44,111	29,361

Total revenue	62,583	72,029	219,704	202,069

Cost of revenue

Products	8,512	8,662	30,336	24,967

Services	7,221	5,465	21,776	15,308

Total cost of revenue	15,733	14,127	52,112	40,275

Gross margin	46,850	57,902	167,592	161,794

Costs and expenses

Research and development	16,092	10,844	44,549	33,035

Marketing and selling	33,708	26,624	94,747	72,614

General and administrative	10,621	9,656	30,205	25,587

Restructurings	9,635	—	9,635	(2,079)

In process research and development	3,750	—	7,891	—

Amortization of goodwill and intangibles	3,798	—	8,081	—

Total	77,604	47,124	195,108	129,157

Income (loss) from operations	(30,754)	10,778	(27,516)	32,637

Interest income	1,401	3,459	7,999	9,734

Income from investing activities	7,384	50,978	37,312	123,029

Income (loss) before provision for income taxes	(21,969)	65,215	17,795	165,400

Provision (benefit) for income taxes	(6,475)	25,199	10,226	63,552

Net income (loss)	$(15,494)	$40,016	$7,569	$101,848

Basic earnings (loss) per share

Per share amount	$(0.28)	$0.65	$0.13	$1.70

Weighted average shares	56,011	57,945	56,291	58,653

Diluted earnings (loss) per share

Per share amount	$(0.28)	$0.62	$0.13	$1.56

Weighted average shares	56,011	57,945	56,291	58,653

Effect of dilutive equity instruments	—	6,153	3,392	6,702

Adjusted weighted average shares	56,011	64,098	59,683	65,355

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities

Net income	$7,569	$101,848

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	10,730	7,220

Amortization of goodwill and intangible assets	8,081	—

In process research and development	7,891	—

Non cash stock option compensation	636	562

Investment impairment	6,251	—

Income from investing activities	(43,563)	(123,029)

Increase (decrease) in cash from changes in:	—

Accounts receivable	2,386	(14,270)

Inventory	(6,436)	2,442

Prepaid expenses and other assets	6,309	(3,891)

Accounts payable	4,245	(351)

Accrued payroll and related benefits	(6,969)	6,888

Accrued expenses and other liabilities	9,469	(6,120)

Prepaid and income taxes payable	(926)	27,231

Deferred revenue	(998)	5,228

Net cash provided by operating activities	4,675	3,758

Cash flows from investing activities

Purchases of marketable securities	(36,411)	(469,480)

Proceeds from sale and maturities of marketable securities	69,026	591,190

Purchases of property and equipment	(22,168)	(31,539)

Proceeds from Crosby Finance, LLC	53,460	—

Investments	(22,735)	(13,286)

Acquisitions, net of cash acquired	(226,146)	—

Other assets	(5,600)	(46)

Net cash (used for) provided by investing activities	(190,574)	76,839

Cash flows from financing activities

Proceeds from issuance of stock under option and employee purchase plans	32,290	29,795

Purchases of Company common stock	(89,973)	(157,672)

Sale of put options	1,398	16,032

Equity of forward equity contracts	—	1,747

Other	43	396

Net cash used for financing activities	(56,242)	(109,702)

Effects of exchange rate changes on cash and cash equivalents	(1,508)	(1,281)

Net decrease in cash and cash equivalents	(243,649)	(30,386)

Cash and cash equivalents, beginning of period	301,897	122,170

Cash and cash equivalents, end of period	$58,248	$91,784

     Cash payments for income taxes were $10,038 and $34,281 for the nine months ended September 30, 2001 and 2000, respectively.

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

     Principles of Consolidation —The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements include the operations of Securant Technologies, Inc. (“Securant”), Xcert International, Inc. (“Xcert”), 3-G International, Inc. (“3GI”) and Transindigo Inc (“Transindigo”) from their respective dates of acquisition.

     Revenue Recognition —Revenue is recognized when earned. The Company’s revenue recognition policies are in compliance with all applicable accounting regulations, including the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions.” Revenue from products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is probable. As a result of the Company’s positive experience with returns from distributors, and its ability to estimate returns from distributors, the Company began recognizing revenue upon shipment to distributors rather than upon sell-through in the first quarter of 2001 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition when Right of Return Exists”. This change in estimate resulted in a (decrease) increase in revenue of $(1,243) and $3,127 for the three and nine months ended September 30, 2001, respectively. Billings from shipments to distributors were $9,742 and distributors’ point of sale shipments were $10,985, resulting in a reduction in recognized revenue of $1,243 for the three months ended September 30, 2001. Billings from shipments to distributors were $29,699 and distributors point of sale shipments were $26,572, resulting in an increase in recognized revenue of $3,127 for the nine months ended September 30, 2001. Revenue from licensing other intellectual property is recognized when evidence of an arrangement exists, the fee is fixed or determinable and collection is considered probable. When arrangements contain multiple elements and vendor specific objective evidence exists for all undelivered elements, the Company recognizes revenue for the delivered elements using the residual method. For arrangements containing multiple elements wherein vendor specific objective evidence does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until vendor specific objective evidence exists or all elements have been delivered. Maintenance services revenue, whether sold separately or as part of a multiple element arrangement, is deferred and recognized ratably over the term of the maintenance contract, generally twelve months. Professional service revenue is recognized as services are provided.

     Income Taxes —The Company provides for income taxes for interim periods based on the estimated effective tax rate for the full year. The Company records the tax effect of significant unusual or extraordinary items reported separately within the respective interim period. Cumulative adjustments to tax provisions are recorded in the interim period in which a change in the estimated annual effective rate is determined.

     Earnings Per Share —Basic earnings per share is computed using net income less financing costs on forward equity contracts divided by the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding plus the effect of potential outstanding shares, including options, warrants and forward equity contracts using the

“treasury stock” method. Diluted loss per share excludes the effect of equity instruments including options and warrants, as such instruments are antidilutive.

     Goodwill and Intangible Assets —Goodwill and other acquisition related identifiable intangible assets are stated at cost or at fair value as of the date acquired in a business acquisition accounted for as a purchase, net of accumulated amortization. For acquisitions that were completed prior to June 30, 2001, goodwill is amortized on a straight-line basis over seven years and other acquired intangible assets are amortized on a straight-line basis over their estimated useful lives of between four and seven years. For business acquisitions which were completed after June 30, 2001 goodwill is not amortized, but rather will be evaluated for impairment on a periodic basis, at least annually. Other acquired identifiable intangibles assets are amortized on a straight-line basis over their estimated useful lives of between one and three years. The Company reviews the carrying value of intangibles for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.

     New Accounting Pronouncements —In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, and eliminates the pooling of interests method. In addition, SFAS No. 141 further clarifies the criteria for recognition of intangible assets separately from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being included as goodwill, or amounts of goodwill may be separately identified and recognized as intangible assets.

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

     The Company applied the provisions of SFAS No. 141 and SFAS No. 142 with respect to the acquisition of Securant on September 4, 2001 (the date of acquisition). As part of the application of SFAS No. 141, the Company recognized identifiable intangible assets separate from goodwill and has recognized amortization expense on these intangible assets with finite lives from the date of acquisition for the three months ended September 30, 2001. The Company recorded goodwill, which is not being amortized, but which will be evaluated for impairment of the goodwill’s value on a periodic basis but not less than once a year.

     With respect to goodwill and intangibles recognized in connection with acquisitions completed prior to June 30, 2001, the Company expects to discontinue amortizing existing goodwill effective December 31, 2001 in accordance with SFAS No. 142, but will continue to amortize other intangible assets with finite lives. At September 30, 2001, goodwill approximated $61,198 and other intangible assets approximated $21,223 from acquisitions completed prior to June 30, 2001. Goodwill amortization was $2,115 and $4,670 for the three and nine months ended September 30, 2001, respectively. The Company may be required to reclassify certain other intangible assets with indefinite lives to goodwill upon adoption of SFAS No. 142.

2.   Acquisitions

     During the nine months ended September 30, 2001, the Company completed four acquisitions, which were accounted for as purchases. Accordingly, the results of operations of the acquired companies have been included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2001 from their respective dates of acquisition. Expenses related to these acquisitions are for investment banking, professional fees and other direct expenses, including employee severance and facilities closure, and were recorded on the dates of acquisition and have been included in the allocation of the purchase prices.

     On September 4, 2001, the Company completed its acquisition of all of the capital stock of Securant, a privately held company that develops and delivers the award-winning ClearTrust authorization solution. The authorization solution is designed to expand the number and types of users who can access networks, applications and Web sites, and at the same time is designed to consolidate numerous Web sites under a comprehensive portal management system. Pursuant to two separate escrow agreements, $21,000 of the cash purchase price otherwise payable to Securant’s shareholders was placed in escrow, pending the completion of a post closing adjustment, if any, to the purchase price and the settlement of any claims for breach of representations, warranties or covenants in the merger agreement. The unclaimed balance of the majority of the escrowed amounts is scheduled to be released in March 2003.

     The purchase price and costs of the Securant acquisition were as follows:

Cash paid to Securant shareholders	$134,756

Acquisition costs	7,924

Total purchase price	$142,680

     On May 16, 2001, the Company completed its acquisition of all of the capital stock of 3GI, a privately held company that develops and delivers smart card and biometric authentication products, on May 22, 2001, the Company completed its acquisition of substantially all the assets of Transindigo, a company that developed real time authorization software products, and on February 12, 2001, the Company completed its acquisition of all of the capital stock of Xcert, a company that develops and delivers digital certificate-based products for securing e-business transactions.

     The purchase price and costs of the 3GI, Transindigo and Xcert acquisitions were as follows:

Cash paid to sellers or shareholders	$86,084

Stock options assumed	3,095

Acquisition costs	6,778

Total purchase price	$95,957

     Allocations of the purchase prices for all four acquisitions completed during the nine months ended September 30, 2001, were based on estimates of the fair value of the assets acquired and liabilities assumed based on preliminary independent appraisals. The allocations of purchase prices are subject to revision based on the final determination of appraised and other fair values. The purchase prices were allocated as follows:

	Estimated Fair Values
				Life
	Securant	All Other	Total	(in years)

Assets and liabilities, including cash	$521	$11,562	$12,083

Goodwill —acquired pre June 30, 2001	—	65,864	65,864	7 years

Goodwill —acquired post June 30, 2001	127,480	—	127,480	—

Intangible assets	18,216	23,980	42,196	1 to 7 years

Deferred tax liability	(7,287)	(9,590)	(16,877)

In process research and development	3,750	4,141	7,891

Purchase price	142,680	95,957	238,637

Less: assumption of stock options	—	(3,095)	(3,095)

Less: cash acquired	(2,136)	(7,260)	(9,396)

Net cash paid	$140,544	$85,602	$226,146

     In process research and development (“IPR&D”) expense of $7,891 in the first nine months of 2001 represents the write off of IPR&D of $3,750, $2,571, $920 and $650 in connection with the acquisitions of Securant, Xcert, 3GI and Transindigo, respectively. The amounts allocated to IPR&D were expensed in the quarter that the related acquisition was consummated if technological feasibility of the IPR&D had not been achieved and no alternate future uses have been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows.

     The Company used an independent appraiser to calculate the amounts allocated to IPR&D. These independent appraisers used established valuation techniques accepted in the high technology industry, including the income approach, which discounts expected future cash flows to present value, and the cost approach, which uses the replacement cost method. These approaches give consideration to relevant market sizes and growth factors, expected industry trends, product sales cycles, and the estimated lives of each of the product’s underlying technology. Consideration was also given to the projects’ stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development and the projected cost to complete the project.

     The discount rates used in the present value calculations were derived from a weighted average cost of capital, adjusted upward to reflect additional risks inherent in the development life cycle, and resulted in discount rates in a range of 30.0% —35.0% based upon an income stream of up to 7 years.

     Pro forma revenue, net income (loss) and diluted earnings (loss) per share for the nine months ended September 30, 2001 and 2000 and year ended December 31, 2000 as if the Securant, Xcert, 3GI and Transindigo acquisitions had been consummated as of the beginning of each period is presented below. The pro forma results include estimates and assumptions which the Company believes are reasonable. However, pro forma results are not necessarily indicative of the results which would have occurred if the acquisition had occurred on the dates indicated, or which may result in the future. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume, any benefits from cost savings or synergies of operations of the combined company.

	Nine Months	Nine Months
	Ended	Ended	Year Ended
	September 30,	September 30,	December 31,
	2001	2000	2000

Revenue	$232,363	$208,236	$289,547

Net income (loss)	$(31,855)	$69,536	$154,769

Diluted earnings (loss) per share	$(0.57)	$1.06	$2.42

3.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2001 and 2000:

     (In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Numerator:

Net income (loss)	$(15,494)	$40,016	$7,569	$101,848

Financing costs on forward equity contracts (1)	—	(2,551)	—	(2,551)

Numerator for basic earnings per share:

Net income (loss) available to common stockholders	$(15,494)	$37,465	$7,569	$99,297

Denominator:

Denominator for basic earnings per share:

Weighted average shares	56,011	57,945	56,291	58,653

Effect of options, warrants and forward equity contracts	—	6,153	3,392	6,702

Denominator for diluted earnings per share:

Adjusted weighted average shares	56,011	64,098	59,683	65,355

Basic earnings (loss) per share	$(0.28)	$0.65	$0.13	$1.70

Diluted earnings (loss) per share	$(0.28)	$0.62	$0.13	$1.56

(1)	Financing costs on forward equity contracts are excluded from the computation of diluted earnings per share.

     The diluted weighted average shares for the three months ended September 30, 2001 excludes incremental shares of 2,910,000 related to employee stock options and put options. These shares are excluded due to their antidilutive effect as a result of the loss from operations for the three months ended September 30, 2001.

4.   Investments and Financial Instruments

     Until November 27, 2000, the Company’s shares of VeriSign, Inc. (“VeriSign”) common stock were covered by put and call options held by independent third parties, which entitled the holders to buy shares and the Company to sell shares of VeriSign common stock on certain dates at specified prices. On November 27, 2000, the Company exercised its right to terminate the put and call options on its shares of VeriSign common stock. After November 27, 2000, the remaining shares of VeriSign, covered by three forward contracts and one variable delivery forward contract were held by Crosby Finance, LLC of which the Company is 99% member.

At September 30, 2001 Crosby holds the remaining shares of VeriSign and the variable delivery forward contract. The Company is accounting for its interest in Crosby in accordance with Emerging Issues Task Force (“EITF”) No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” The Company’s 99% interest in Crosby was $24,346 and $75,996 at September 30, 2001 and December 31, 2000, respectively, has been recorded as a held to maturity security and is included in investments in the condensed consolidated balance sheets.

     Income from investing activities was $7,384 and $37,312 for the three and nine months ended September 30, 2001, respectively, which represents the gains recognized from the settlement of the forward contracts held by Crosby and gains from the sale of nCipher plc ordinary shares and shares of Entrust Inc. common stock. Income from investing activities was $50,978 and $123,029 for the three and nine months ended September 30, 2000, respectively, which arose from the gains on the sale of VeriSign common stock under the then existing put and call program, and the gains on the sale of Trintech Group PLC ordinary shares. In the three months ended September 30, 2001, the Company recognized a charge of $6,251 related to certain investments that the Company believes have been permanently impaired.

5.   Derivative Financial Instruments

     During the nine months ended September 30, 2001, the Company entered into forward foreign currency contracts in order to hedge foreign currency market exposures associated with certain forecasted transactions. At September 30, 2001, the Company had outstanding foreign currency forward contracts with aggregate notional amounts of approximately $8,407 to hedge certain forecasted transactions. These contracts are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that qualify for hedge treatment must be reported as a component of other comprehensive income in stockholders’ equity. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, must be recognized currently in earnings.

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

     The forward contracts, which qualify for hedge treatment, are generally outstanding for one to three months and are denominated in British pounds and Australian dollars. No ineffectiveness was recognized in the third quarter of 2001 and accordingly, the fair values of the outstanding forward foreign currency contracts were recorded as a component of other comprehensive income in stockholders’ equity. Fair value of the outstanding forward foreign currency contracts was a liability of $348 at September 30, 2001 and has been included in accrued expenses and other liabilities in the condensed consolidated balance sheet.

6.  Comprehensive Income

     For the three and nine months ended September 30, 2001 and 2000, comprehensive income was:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net income (loss)	$(15,494)	$40,016	$7,569	$101,848

Comprehensive income, net of tax:

Holding gains (losses) arising during period	(1,759)	3,928	3,681	(117)

Less: reclassification adjustment for gains included in net income	(7,651)	(30,589)	(25,341)	(73,824)

Decrease in net unrealized gains on marketable securities	(9,410)	(26,661)	(21,660)	(73,941)

Foreign currency translation adjustments	(696)	(1,192)	(1,159)	(857)

Unrealized loss on foreign currency derivative instruments	(424)	—	(320)	—

Comprehensive income (loss)	$(26,024)	$12,163	$(15,570)	$27,050

     The tax benefits (expenses) of holding gains and losses on marketable securities were $1,172 and $(2,619) for the three months ended September 30, 2001 and 2000, respectively, and $(2,454) and $78 for the nine months ended September 30, 2001 and 2000, respectively. The tax benefits of reclassification of gains in net income were $5,100 and $20,392 for the three months ended September 30, 2001 and 2000, respectively, and $16,894 and $49,216 for the nine months ended September 30, 2001 and 2000, respectively.

7.   Stockholders’ Equity

Share Repurchase Program

     The Company has maintained a common stock repurchase program since October 1998. Under the most recent program, the Company was authorized to repurchase up to 9,750,000 shares of its common stock through October 3, 2001. Repurchased shares are used for stock option and employee stock purchase plans, and for general corporate purposes. Since the repurchase program was initially authorized, the Company has repurchased 15,817,000 shares of its common stock for an aggregate amount of $422,154, or an average cost of $26.69 per share. The Company purchased no shares of its common stock during the three months ended September 30, 2001 and purchased 2,213,500 shares of its common stock during the nine months ended September 30, 2001 for an aggregate amount of $89,973, or an average cost of $40.65 per share.

     During the three and nine months ended September 30, 2001, the Company received $4,571 and $7,565, respectively, from the sale of put options on its common stock and those proceeds were used to facilitate its share repurchase program. The proceeds were recorded as additional paid-in capital. During the three months ended September 30, 2001, the Company chose to net settle put options covering 375,000 shares of its common stock for $6,168 in cash. The Company did not repurchase any shares of its common stock in connection with this settlement. At September 30, 2001, the Company had outstanding put options covering 3,000,000 shares of its common stock, at strike prices ranging from $18.48 to $40.85 per share. These options expire through the fourth quarter of 2002. The Company has the option to settle the put options in cash, net shares or through physical delivery of the Company’s shares for cash. In certain remote circumstances, such as contract default, the option agreements provide the counterparty with the option of requiring cash settlement. The settlement of these put options will be recorded as a component of equity. The put options with strike prices in excess of the average closing market value of the Company’s common stock for the three and nine months ended September 30, 2001 would be considered dilutive. Accordingly, some of the put options had a dilutive effect on the earnings per share calculation at September 30, 2001.

     On September 28, 2001 and October 1, 2001, the Company received notices terminating put options covering an aggregate of 1,875,000 shares of the Company’s stock from a counterparty to the put options. The Company has chosen to settle these put options in cash and the cost to the Company to settle the put options that were terminated is approximately $44,822. On October 3, 2001 the Company entered into an agreement with the counterparty pursuant to which the counterparty loaned the Company approximately $44,822. The proceeds of this loan were used to settle the Company’s liability to the counterparty for the settlement of the put options. The loan is secured by a pledge of $22,411 in cash and 2,801,344 shares of the Company’s common stock and matures on October 23, 2001. Accordingly, the Company recorded a put options settlement liability of $44,822 at September 30, 2001, with a corresponding charge to shareholders’ equity.

8.   Segments

     The Company has two reportable segments, e-Security Solutions and RSA Capital. The segments were determined primarily on how management views and evaluates the business. The operations of the e-Security Solutions segment consist of the sale of software licenses, hardware, maintenance and professional services through two product groups, Enterprise solutions and Developer solutions. Enterprise solutions include sales of RSA SecurID® authenticators, RSA ACE/Server® software, RSA Keon® software, RSA ClearTrust® software and maintenance and professional services. Developer solutions include sales of RSA BSAFE® cryptographic software and protocol products, RSA Keon components, and maintenance and professional services.

     The Company plans to eliminate the RSA Capital segment, which consists of the New Emerging Security Technologies group (“NEST”) and RSA Ventures I, L.P. (“RSA Ventures”), the Company’s venture capital fund. Over the next three quarters, the Company will merge the NEST operations into its core operating business. Effective immediately, the Company has a moratorium on any further investments in RSA Ventures.

     Through September 30, 2001, the RSA Capital segment consisted of the Company’s investment activities and NEST. Through its investment activities, the Company made investments primarily in equity instruments of e-businesses and other technology companies. Also included in the Company’s investment activities is RSA Ventures, in which the Company had committed to invest $100,000. At September 30, 2001, the Company had invested approximately $37,700 of the $100,000 committed to RSA Ventures.

Expenses incurred in connection with the Company’s investment activities are primarily for general and administration, management and professional fees and are included in general and administrative expenses.

     Through NEST, the Company focused on investigating, developing and nurturing new ideas and technologies into operational businesses. For the three and nine months ended September 30, 2001, revenues earned and expenses incurred in connection with NEST include general and administration expenses, as well as the operations of 3GI and Transindigo and are included in income from operations.

     Non-core operations expense items that are not identifiable to the Company’s segments have been included in Corporate and Other below. These non-core operations expense items include items expensed in connection with the Company’s acquisition of Securant, Xcert, 3GI and Transindigo, which include the write off of prepaid license fees of $5,221 and stock option compensation expense of $751 for the nine months ended September 30, 2001, and include IPR&D of $3,750 and $7,891, and amortization of goodwill and intangible assets of $3,798 and $8,081 for the three and nine months ended September 30, 2001, respectively. Other non-core operations expense items that are not identifiable to the Company’s segments for the three and nine months ended September 30, 2001 include the write off of $1,000 in connection with the cancellation of the Company’s annual European security conference, RSA Conference Europe, which was scheduled to be held on October 15 —18, 2001, and a restructuring charge of $9,635, described in Note 10, for the severance and other costs associated with the reduction of employee headcount, and facility exit costs which consist primarily of estimated shortfalls of sublease rental income.

     The tables below present information about the Company’s reportable segments for the nine months ended September 30, 2001 and 2000:

	Nine Months Ended September 30, 2001				Nine Months Ended September 30, 2000

	e-Security	RSA	Corporate		e-Security	RSA	Corporate
	Solutions	Capital	and Other	Consolidated	Solutions	Capital	And Other	Consolidated

Revenue	$219,704	—	—	$219,704	$202,069	—	—	$202,069

Income (loss) from operations	$12,974	$(7,911)	$(32,579)	$(27,516)	$37,053	$(2,337)	$(2,079)	$32,637

Interest income	$7,520	$479	—	$7,999	$9,734	—	—	$9,734

Income from investing activities	—	$37,312	—	$37,312	—	$123,029	—	$123,029

Depreciation and amortization	$10,730	—	$8,081	$18,811	$7,220	—	—	$7,220

Identifiable assets	$271,062	$58,237	$210,595	$539,894	$425,420	$828,180	—	$1,253,600

     The tables below present information about the Company’s reportable segments for the three months ended September 30, 2001 and 2000:

	Three Months Ended September 30, 2001				Three Months Ended September 30, 2000

	e-Security	RSA	Corporate		e-Security	RSA	Corporate
	Solutions	Capital	and Other	Consolidated	Solutions	Capital	And Other	Consolidated

Revenue	$62,583	—	—	$62,583	$72,029	—	—	$72,029

Income (loss) from operations	$(9,040)	$(3,531)	$(18,183)	$(30,754)	$11,971	$(1,193)	—	$10,778

Interest income	$1,401	—	—	$1,401	$3,459	—	—	$3,459

Income from investing activities	—	$7,384	—	$7,384	—	$50,978	—	$50,978

Depreciation and amortization	$4,031	—	$3,798	$7,829	$2,437	—	—	$2,437

Identifiable assets	$271,062	$58,237	$210,595	$539,894	$425,420	$828,180	—	$1,253,600

     The Company’s operations are conducted throughout the world. Operations in the Americas represent more than 10% of revenue and income from operations. The Company’s operations in other countries are individually insignificant and have been included in “Rest of world” below. The following tables present information about e-Security Solutions revenue for the three and nine months ended September 30, 2001 and 2000:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Product and service groups
Enterprise solutions	$53,111	$53,799	$175,243	$151,624

Developer solutions	9,472	18,230	44,461	50,445

	$62,583	$72,029	$219,704	$202,069

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Geographic areas
The Americas	$36,986	$47,143	$134,960	$134,173

Rest of world	25,597	24,886	84,744	67,896

	$62,583	$72,029	$219,704	$202,069

9.   Line of Credit

     The Company extended its $10,000 line of credit agreement with a major financial institution to June 30, 2002, subject to annual extension provisions. This agreement was unused at September 30, 2001. Borrowings under this agreement will bear interest, at the Company’s option, at either fixed or variable rates linked to either the London Interbank Offered Rate or the Prime Rate. Borrowings will be collateralized by cash deposits of the Company.

10.   Restructurings

     During the three months ended September 30, 2001, the Company commenced consolidation of certain operations in an attempt to increase operational efficiency. The Company recorded costs of $9,635, consisting of severance and other costs associated with the reduction of employee headcount, facility exit costs, consisting primarily of estimated shortfalls of sublease rental income compared to minimum lease payments due under lease agreements, and other direct costs. The severance costs are for 131 employees, of which 19 were employed in manufacturing, customer operations and technical services, 49 were employed in research and development, 43 were in employed in sales and marketing, and 20 were employed in general and administrative activities. Remaining costs of $8,579 were accrued and unpaid at September 30, 2001 and were as follows:

	Facility Exit	Severance Costs	Other Direct
	Costs	Costs	Costs	Total

Recorded restructuring costs	$7,630	$1,805	$200	$9,635

Payments	(150)	(899)	(7)	(1,056)

Balance at September 30, 2001	$7,480	$906	$193	$8,579

     In 1999, the Company commenced and substantially completed consolidation of certain operations in an attempt to increase operational efficiency. The Company recorded costs of $11,350, consisting primarily of severance costs for 41 employees who were employed primarily in research and development and general and administrative activities for the formerly separate operations of Intrusion Detection Inc., facility exit costs and other direct costs. Facility exit costs consist primarily of estimated shortfalls of sublease rental income compared to minimum lease payments due under a lease agreement. During the third quarter of 2000, the Company reversed $2,079 of previously recorded restructuring costs due to revised estimates of the facility exit costs, including associated legal costs and other direct costs. Remaining costs of approximately $347 were accrued and unpaid at December 31, 2000 and September 30, 2001 and were as follows:

	Facility Exit	Severance	Other Direct
	Costs	Costs	Costs	Total

Balance at December 31, 2000	$347	—	—	$347

Payments	—	—	—	—

Balance at September 30, 2001	$347	—	—	$347

11.   Subsequent Events

     Put option settlement —On September 28, 2001 and October 1, 2001, the Company received notices terminating put options covering an aggregate of 1,875,000 shares of the Company’s stock from a counterparty to the put options. The cost to the Company to settle the put options that were terminated was approximately $44,822. The Company had the option to settle put options in cash, net shares or through physical delivery of the Company’s shares for cash. On October 3, 2001 the Company entered into an agreement with the counterparty pursuant to which the counterparty loaned the Company approximately $44,822. The proceeds of this loan were used to settle the Company’s liability to the counterparty for the settlement of the put options. The loan is secured by a pledge of $22,411 in cash and 2,801,344 shares of the Company’s common stock and matures on October 23, 2001.

     Restructuring —During October 2001, the Company announced its consolidation of certain operations in an attempt to increase operational efficiency including the reduction of employee headcount by 10-14% in order to align its cost structure to fit revenue expectations. The Company expects to take a restructuring charge of approximately $8,000 to $11,000 in the fourth quarter of 2001 to cover employee severance costs, closure of excess facilities, costs associated with exiting certain planned product offerings and other costs in connection with these efforts.

     RSA Capital segment —The Company plans to eliminate the RSA Capital segment, which consists of the NEST group and RSA Ventures. Over the next three quarters, the Company will merge the NEST operations into its core operating business. Effective immediately, the Company has a moratorium on any further investments in RSA Ventures.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For purposes of these Acts, any statement that is not a statement of historical fact may be a forward-looking statement. For example, statements containing the words “believes,” “anticipates,” “plans,” “expects” and similar expressions may be forward-looking statements. However, we caution investors not to place undue reliance on any forward-looking statements in this Report because these statements speak only as of the date when made. There are a number of factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including without limitation, the factors set forth below under the caption “Certain Factors That May Affect Future Results.” This Report should be read in conjunction with our Annual Report on Form 10-K filed for the year ended December 31, 2000. All references to common stock and per share amounts have been adjusted on a retroactive basis to reflect our three-for-two common stock split effected as a dividend in March 2001.

     We are a leading provider of electronic security (“e-security”) solutions. We help organizations build secure, trusted foundations for electronic business (“e-business”) through use of our two factor user authentication, authorization, encryption and public key management products and solutions. We sell our two-factor user authentication, authorization, encryption and public key management products and solutions to corporate (“Enterprise”) users seeking turnkey security solutions, and to original equipment manufacturers and developers (“Developers”) seeking software development components for embedding security in a range of software applications or hardware devices. In September 2001, we acquired Securant Technologies, Inc. (“Securant”), a privately held company that developed the award-winning ClearTrust authorization solution. The authorization solution is designed to expand the number and types of users who can access networks, applications and Web sites, and at the same time, is designed to consolidate numerous Web sites under a comprehensive portal management system. As a result of the Securant acquisition, we established the RSA ClearTrust® authorization solution as our fourth product line.

     Through our e-Security Solutions segment, we derive our operating revenue primarily from two distinct product groups: Enterprise solutions, which includes RSA SecurID® authenticators, RSA ACE/Server® software, RSA ClearTrust software, RSA Keon® software, and maintenance and professional services, and Developer solutions, which includes RSA BSAFE® cryptographic software and protocol products, RSA Keon components, and maintenance and professional services.

     Typically, our Enterprise solutions customers complete an initial purchase of a product, then come back to purchase additional or replacement authenticators and software as their use of the product expands to include more users, such as their vendors, suppliers, customers and clients. At each customer’s request, we program our RSA SecurID authenticators to operate for a fixed period of up to four years. We typically base our RSA ACE/Server, RSA Keon and RSA ClearTrust software license fees on the number of users authorized under each customer’s license.

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

     Our RSA Capital segment consists of our investment activities and our New and Emerging Security Technologies group (“NEST”). With respect to our investment activities, we have historically invested in equity instruments of e-businesses and other technology companies. We hold investments in public companies, which are accounted for as available for sale marketable securities. We also hold investments in a number of private companies which are accounted for under the cost method. We also hold an interest in Crosby Finance, LLC (“Crosby”), a qualified special purpose entity, which is accounted for as a held to maturity security. Also included in our investment activities is our venture capital fund, RSA Ventures I, L.P. (“RSA Ventures”). Expenses incurred in connection with our investment activities are primarily for general and administration, management and legal matters. Through NEST, we focus on investigating, developing and nurturing new ideas and technologies into operational businesses. Revenues earned and expenses incurred in connection with NEST include general and administration expenses, as well as the operations of 3-G International, Inc. (“3GI”) and Transindigo Inc (“Transindigo”).

     The weakened global economy and the September 11, 2001 terrorist attacks on the World Trade Center in New York City and the Pentagon in Washington, D.C. have had a significant effect on our business. We believe that revenue for the quarter ended September 30, 2001 was lower than anticipated due in part to these factors. In particular, we tend to close sales representing a large amount of our quarterly revenue during the final month of each quarter. We believe that because of the attacks and the resulting disruption of United States business, many of the transactions we had expected to close before quarter-end were delayed or cancelled altogether.

     We are concerned that the current economic conditions may persist for one or more quarters. Therefore, we are taking steps to reduce our expenses and align our cost structure to our revenue, including a reduction in our workforce, a reduction in discretionary program spending and a reduction in our employees’ salaries. In addition, we plan to eliminate the RSA Capital segment. Over the next three quarters, we will merge the NEST operations into our core operating business. Effective immediately, we have placed a moratorium on any further investments in RSA Ventures.

     Information on our industry segments may be found in Note 8 of the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this report.

Results of Operations

     The following table sets forth income and expense items as a percentage of total revenue for the three and nine months ended September 30, 2001 and 2000:

	Percentage of		Percentage of
	Total Revenue		Total Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue

Products	75.2	84.4	79.9	85.5

Services	24.8	15.6	20.1	14.5

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue

Products	13.6	12.0	13.8	12.4

Services	11.5	7.6	9.9	7.5

Total cost of revenue	25.1	19.6	23.7	19.9

Gross margin	74.9	80.4	76.3	80.1

Costs and expenses

Research and development	25.7	15.0	20.3	16.3

Marketing and selling	53.8	37.0	43.1	35.9

General and administrative	16.9	13.4	13.7	12.7

Restructurings	15.5	—	4.4	(1.0)

In process research and development	6.0	—	3.6	—

Amortization of goodwill and intangibles	6.1	—	3.7	—

Total	124.0	65.4	88.8	63.9

Income (loss) from operations	(49.1)	15.0	(12.5)	16.2

Interest income	2.2	4.8	3.6	4.8

Income from investing activities	11.8	70.8	17.0	60.9

Income (loss) before provision for income taxes	(35.1)	90.6	8.1	81.9

Provision (benefit) for income taxes	(10.3)	35.0	4.7	31.5

Net income (loss)	(24.8)%	55.6%	3.4%	50.4%

Revenue

     Total revenue decreased 13.1% in the third quarter of 2001 to $62.6 million from $72.0 million in the third quarter of 2000. For the first nine months of 2001, total revenue increased 8.7% to $219.7 million from $202.1 million in the first nine months of 2000. The decrease in total revenue in the third quarter of 2001 versus the third quarter of 2000 occurred primarily in the Developer solutions product group. Revenue from the sale of authenticators decreased approximately 5% for the third quarter of 2001 versus the same period of 2000, and accounted for 45% of total revenue for the quarter ended September 30, 2001. Revenue from software products decreased approximately 40% in the third quarter of 2001 versus the same period of 2000, and accounted for 30% of total revenue. Services revenue increased 38% in the third quarter of 2001 versus the same period of 2000, primarily due to increased maintenance revenue due to an increase in the number of installed users. Services revenue accounted for 25% of total revenue for the third quarter of 2001, which is an increased percentage of total revenue primarily because product revenue decreased. Revenue from the sale of authentication products accounted for 75% of total revenue, revenue from the sale of cryptography products accounted for 11% of total revenue, revenue from the sale of public key infrastructure products accounted for 12% of total revenue and revenue from the authorization products, acquired during the third quarter of 2001 through the acquisition of Securant, accounted for 2% of total revenue for the three months ended September 30, 2001.

     We do not believe that the decreases in revenue are due to competitive pressures but rather we believe that the product revenue decreases on a quarter over quarter basis are primarily due to the disruption in United States business caused by the September 11th terrorist attacks and the general weakening of the global economy. We believe the increase in service revenue can primarily be attributed to increased maintenance revenue due to an increase in the number of installed users. We believe that the slight increase in revenue for the nine months ended September 30, 2001 over the same period of 2000 is an indication of the continuing and renewed importance of e-security solutions to the online economy and is also in part due to our product line synergies which enable us to sell additional products to existing customers.

     Sales to Enterprise solution customers decreased 1% in the third quarter of 2001 over the third quarter of 2000 and accounted for approximately 85% of the total revenue in the third quarter of 2001. Sales to Enterprise solution customers increased 15.6% for the first nine months of 2001 over the first nine months of 2000 and accounted for approximately 80% of the total revenue for the first nine months of 2001. We sold approximately 641,000 and 2,070,000 RSA SecurID authenticator units in the third quarter and first nine months of 2001, respectively, which represents a 3% decrease and a 10% increase over the same periods of 2000, respectively. The decrease in number of units sold along with a 4% increase in the average selling price contributed to the flat revenue from our RSA SecurID authentication product line for the third quarter of 2001. Enterprise solution RSA Keon software revenue decreased approximately 48% for the three months ended September 30, 2001 over the same period of 2000 and increased approximately 42% for the nine months ended September 30, 2001 over the same period of 2000. Revenue generated from the sale of RSA ClearTrust software, which was obtained through the acquisition of Securant on September 4, 2001, was $1.0 million from the date of acquisition through September 30, 2001. We believe that the revenue generated from our authenticator product line continues to provide overall growth for us, despite the weakened global economy.

     Sales to Developer customers decreased 48.0% in the third quarter of 2001 over the third quarter of 2000 and accounted for approximately 15% of third quarter of 2001 total revenue. Sales to Developer customers decreased 11.9% in the first nine months of 2001 over the first nine months of 2000 and accounted for approximately 20% of the total revenue for the first nine months of 2001. We believe that the decrease in Developer revenue can be attributed to the weakened global economy and the availability of free, “open source” products that compete with our products.

     International revenue increased 2.9% in the third quarter of 2001 to $25.6 million from $24.9 million in the third quarter of 2000, accounting for approximately 41% of third quarter of 2001 total revenue. International revenue increased 24.8% in the first nine months of 2001 to $84.7 million from $67.9 million in the first nine months of 2000, accounting for approximately 39% of total revenue for the first nine months of 2001. Revenue increased in all international markets, with the most substantial growth in Asia Pacific. We believe that the increase in international revenue is due to our growing presence in international markets, and we believe that this revenue will continue to increase as the demand for our products matures internationally.

Gross Profit

     Our total gross profit decreased 19.1% in the third quarter of 2001 to $46.9 million from $57.9 million in the third quarter of 2000, and increased 3.6% in the first nine months of 2001 to $167.6 million from $161.8 million in the first nine months of 2000. The gross profit from sales of products was 81.9% for the third quarter of 2001 versus 85.6% for the third quarter of 2000, and was 82.7% for the first nine months of 2001 versus 85.5% for the first nine months of 2000. The decrease in gross profit from sales of products for the three and nine months ended September 30, 2001 as compared to the same periods of 2000 can be primarily attributed to the decline in revenues due to the disruption in United States business caused by the September 11th terrorist attacks and the general weakening of the global economy. The decrease in gross profit from sales of products in the first nine months of 2001 as compared to the first nine months of 2000 can be primarily attributed to the one-time write off of prepaid license fees of $5.2 million during the first quarter of 2001. These prepaid license fees were expensed to cost of product revenue when it was determined that they may not have future realizable value as a result of our acquisition of Xcert International, Inc. (“Xcert”) in February 2001. The gross profit on services was 53.4% for the third quarter of 2001 versus 51.2% for the third quarter of 2000, and was 50.6% for the nine months of 2001, versus 47.9% for the same period of 2000. The increase in gross profit from services in 2001 can primarily be attributed to increased maintenance revenue due to an increase in the number of installed users.

Research and Development

     Research and development expenses increased 48.4% in the third quarter of 2001 to $16.1 million from $10.8 million in the third quarter of 2000, and increased 34.9% in the first nine months of 2001 to $44.6 million from $33.0 million in the first nine months of 2000. For the third quarter of 2001 as compared to the third quarter of 2000 approximately $3.2 million of the increase in research and development expenses was from increased payroll and overhead expenses associated with an increased workforce, approximately $1.1 million of the increase was from the addition of expenses associated with the operations of Xcert and Securant, and approximately $1.0 million of the increase was from the addition of expenses associated with RSA Capital’s NEST group.

Marketing and Selling

     Marketing and selling expenses increased 26.6% in the third quarter of 2001 to $33.7 million from $26.6 million in the third quarter of 2000, and increased 30.5% in the first nine months of 2001 to $94.7 million from $72.6 million in the first nine months of 2000. For the third quarter of 2001 as compared to the third quarter of 2000 approximately $2.3 million of the increase in marketing and selling expenses resulted from increased payroll and overhead expenses associated with an increased workforce, approximately $1.0 million of the increase was from the write off of costs in connection with the cancellation of the RSA Conference Europe. Approximately $3.8 million of the increase in marketing and selling expenses for the third quarter of 2001 was from bad debt expenses recognized in connection with the general weakening of the global economy.

General and Administrative

     General and administrative expenses increased 10.0% in the third quarter of 2001 to $10.6 million from $9.7 million in the third quarter of 2000, and increased 18.0% in the first nine months of 2001 to $30.2 million from $25.6 million in the first nine months of 2000. For the third quarter of 2001 as compared to the third quarter of 2000 approximately $2.2 million of the increase was from costs associated with our RSA Capital segment. This increase was partially offset by a decrease of approximately $1.3 million in payroll and overhead expenses.

Acquisitions

     In September 2001 we acquired Securant , a privately held company that develops and delivers the award-winning ClearTrust authorization solution for an aggregate of $142.7 million in cash including acquisition costs. In May 2001 we acquired all of the capital stock of 3GI, a privately held company that develops and delivers smart card and biometric authentication products, and substantially all of the assets of Transindigo, a company that developed real time authorization software products, for an aggregate of $16.8 million in cash including acquisition costs. In February 2001 we acquired all of the capital stock of Xcert, a company that develops and delivers digital certificate-based products for securing e-business transactions, for $69.1 million in cash, including acquisition costs, plus the assumption of all Xcert stock options. In connection with these acquisitions, and included in the condensed consolidated statements of income for the three and nine months ended September 30, 2001 we incurred certain one-time, non-core operating expenses. These one-time, non-core operating expense items include the write off of prepaid license fees of $5.2 million which is included in cost of product revenue and stock option compensation expense of $0.8 million which is included in cost of service revenue, research and development, marketing and selling and general and administrative expenses for the nine months ended September 30, 2001; and purchased research and development of $3.8 million and $7.9 million, and amortization of goodwill and intangible assets of $3.8 million and $8.1 million for the three and nine months ended September 30, 2001, respectively.

     In process research and development (“IPR&D”) expense of $7.9 million in the first nine months of 2001 represents the write off of IPR&D of $3.8 million, $2.6 million, $0.9 million and $0.6 million in connection with the acquisitions of Securant, Xcert, 3GI and Transindigo, respectively. The amounts allocated to IPR&D were expensed in the quarter that the related acquisition was consummated if technological feasibility of the IPR&D had not been achieved and no alternate future uses have been established.

     We used an independent appraiser to calculate the amounts allocated to IPR&D. These independent appraisers used established valuation techniques accepted in the high technology industry, including the income approach, which discounts expected future cash flows to present value, and the cost approach, which uses the replacement cost method. These approaches give consideration to relevant market sizes and growth factors, expected industry trends, product sales cycles, and the estimated lives of each of the product’s underlying technology. Consideration was also given to the projects’ stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development and the projected cost to complete the project.

     The discount rates used in the present value calculations were typically derived from a weighted average cost of capital, adjusted upward to reflect additional risks inherent in the development life cycle, and resulting in discount rates in a range of 30.0% —35.0% based upon an income stream of up to 7 years.

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

Restructurings

     During the three months ended September 30, 2001, we commenced consolidation of certain operations in an attempt to increase operational efficiency. We recorded costs of $9.6 million, consisting of severance and other costs associated with the reduction of employee headcount and facility exit costs, consisting primarily of estimated shortfalls of sublease rental income compared to minimum lease payments due under lease agreements, and other direct costs. The severance costs are for 131 employees, of which 19 were employed in manufacturing, customer operations and technical services, 49 were employed in research and development, 43 were in employed in sales and marketing, and 20 were employed in general and administrative activities. Remaining costs of $8.6 million were accrued and unpaid at September 30, 2001.

     In 1999, we commenced and substantially completed consolidation of certain operations in an attempt to increase operational efficiency. We recorded costs of $11.4 million, consisting primarily of severance costs for employees who were employed primarily in research and development and general and administrative activities for the formerly separate operations of Intrusion Detection Inc., and facility exit costs and other direct costs. Facility exit costs consist primarily of estimated shortfalls of sublease rental income compared to minimum lease payments due under a lease agreement. During the second quarter of 2000, we reversed $2.1 million of previously recorded restructuring costs due to revised estimates of the facility exit costs, including associated legal costs and other direct costs. Remaining costs of approximately $0.3 million were accrued and unpaid at September 30, 2001 and consisted of facility exit costs.

     During October 2001, we announced our consolidation of certain operations in an attempt to increase operational efficiency including the reduction of employee headcount by 10-14% in order to align its cost structure to fit revenue expectations. We expect to take a restructuring charge of approximately $8.0 million to $11.0 million in the fourth quarter of 2001 to cover employee severance costs, closure of excess facilities, costs associated with exiting certain planned product offerings and other costs in connection with these efforts.

Interest Income

     Interest income decreased 59.5% in the third quarter of 2001 to $1.4 million from $3.5 million in the third quarter of 2000, and decreased 17.8% in the first nine months of 2001 to $8.0 million from $9.7 million in the first nine months of 2000. The decrease in interest income for the third quarter of 2001 as compared to the third quarter of 2000 was primarily due to lower interest rates and lower average cash and marketable securities balances.

Income from Investing Activities

     Until November 27, 2000 our shares of VeriSign, Inc. (“VeriSign”) common stock were covered by put and call options held by independent third parties, which entitled the holders to buy shares and us to sell shares of VeriSign common stock on certain dates at specified prices. On November 27, 2000, we exercised our right to terminate the put and call options on our shares of VeriSign common stock. After November 27, 2000 the remaining shares of VeriSign, three forward contracts and one variable delivery forward contract are held by Crosby, of which we are a 99% member. At September 30, 2001 Crosby holds the remaining shares of VeriSign and the variable delivery forward contract.

     Income from investing activities was $7.4 million and $37.3 million for the third quarter and first nine months of 2001, respectively, which represents gains recognized from the settlement of the forward contracts held by Crosby and gains from the sale of nCipher plc ordinary shares and shares of Entrust Inc. common stock. Income from investing activities was $51.0 million and $123.0 million for the third quarter and first nine months of 2000, respectively, which arose from the sale of VeriSign common stock under the then existing put and call program and gains from the sale of Trintech Group PLC ordinary shares. In the three months ended September 30, 2001, we recognized a charge of $6.3 million related to certain investments that we believe have been permanently impaired.

Provision for Income Taxes

     The provision (benefit) for income taxes decreased to $(6.5) million and $10.2 million during the third quarter and first nine months of 2001, respectively, from $25.2 million and $63.6 million in the third quarter and first nine months of 2000, respectively, primarily due to a pre-tax loss for the third quarter of 2001 and lower pre-tax income for the first nine months of 2001. Our effective tax rate was a benefit of 29.5% for the third quarter of 2001 compared to 38.6% for the third quarter of 2000, and increased to 57.5% for the first nine months of 2001 from 38.4% for the first nine months of 2000, primarily due to the nondeductibility of amortization of goodwill for tax purposes.

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

     We applied the provisions of SFAS No. 141 and SFAS No. 142 with respect to the acquisition of Securant on September 4, 2001 (the date of acquisition). As part of the application of SFAS No. 141, we recognized identifiable intangible assets separate from goodwill and have recognized amortization expense on these intangible assets with finite lives from the date of acquisition for the three months ended September 30, 2001. We recorded goodwill, which is not being amortized, but rather will be evaluated for impairment of the goodwill’s value on a periodic basis but not less than once a year. With respect to goodwill and intangibles recognized in connection with acquisitions completed prior to June 30, 2001, we expect to discontinue amortizing existing goodwill effective December 31, 2001 in accordance with SFAS No. 142, but will continue to amortize other intangible assets with finite lives. At September 30, 2001, goodwill approximated $61.2 million and other intangible assets approximated $21.2 million from acquisitions completed prior to June 30, 2001. Goodwill amortization was $2.1 million and $4.7 million for the three and nine months ended September 30, 2001, respectively. We expect to record amortization expense on identifiable intangible assets with finite lives of $3.0 million in each quarter of 2002. We may be required to reclassify certain other intangible assets with indefinite lives to goodwill upon adoption of SFAS 142.

Liquidity and Capital Resources

     We had $58.2 million in cash and cash equivalents at September 30, 2001, consisting primarily of operating cash, short-term investments in U.S Government treasuries and agencies and commercial paper with maturities of less than 90 days. This represents a decrease of $243.6 million in cash and cash equivalents during the nine months ended September 30, 2001. The major elements of the decrease in cash for the first nine months of 2001 includes $226.1 million of cash used in the acquisitions of Securant, Xcert, 3GI, and Transindigo, $90.0 million of cash used to repurchase our common stock, $22.8 million of cash used to purchase equity investments and $22.2 million of cash used to purchase property and equipment. These uses of cash were partially offset by cash from operations of $4.7 million, cash from sales and purchases of marketable securities of $32.6 million and proceeds from the interest in Crosby of $53.5 million, primarily from the settlement of forward contracts held by Crosby, and cash provided from the proceeds of employee exercises and purchases under our stock option and employee stock purchase plans of $32.3 million.

     On September 28, 2001 and October 1, 2001, we received notices terminating put options covering an aggregate of 1,875,000 shares of our common stock from a counterparty to the put options. The cost to us to settle the put options that were terminated was approximately $44.8 million. We had the option to settle the put options in cash, net shares or through physical delivery of our shares for cash. On October 3, 2001 we entered into an agreement with the counterparty pursuant to which the counterparty loaned us approximately $44.8 million. The proceeds of this loan were used to settle our liability to the counterparty in settlement of the put options. The loan is secured by a pledge of $22.4 million in cash and 2,801,344 shares of our common stock and matures on October 23, 2001.

     We have sold put options with respect to 3.0 million shares of our common stock, which generated cash proceeds of $7.6 million during the nine months ended September 30, 2001. During the three months ended September 30, 2001, we chose to net settle put options covering 375,000 shares of our common stock for $6.2 million in cash. We did not repurchase any shares of our common stock in connection with this settlement. The remaining 1,125,000 put options that are outstanding will allow us to purchase shares through the fourth quarter of 2002 at an average purchase price of $18.84 per share. The counterparty to these remaining put options has the right to terminate the options immediately if the closing price per share of our common stock on The Nasdaq National Market falls below $9.69, in which case we would be required to settle the put options. We could settle the put options using any of the following alternatives; cash, net shares or through physical delivery of our shares for cash within 48 hours after we received the termination notice.

     We have commitments for various real estate leases worldwide which expire at various times through 2016. Our facility obligations include approximately $4.9 million per year for facilities for which we are actively seeking sublease tenants. We are obligated to the construction of tenant improvements for a facility in Bedford, Massachusetts which aggregate approximately $15.0 million and will be paid over the next two quarters.

     At September 30, 2001, we had an available unused line of credit agreement with a major financial institution. The line of credit provides for up to $10.0 million in borrowing at either fixed or variable rates linked to either the London Interbank Offered Rate or the Prime Rate, until June 30, 2002, subject to annual extension provisions.

     In July 2001, we filed a shelf Registration Statement on Form S-3 with the Securities and Exchange Commission. This registration statement, which the SEC declared effective in August 2001, covers our issuance of various types of securities, including debt, common stock and warrants, up to an aggregate offering price of $500 million.

     Our plans for future uses of cash may include additional acquisitions of other entities or technologies and additional purchases of property and equipment.

     Although we have adequate liquidity to meet our existing and future obligations with respect to put options on our common stock, we are currently evaluating our financing alternatives to enhance our liquidity. We believe that cash generated from our operating activities will be sufficient to fund our working capital requirements through at least the next twelve months. However, because of our concern that the current economic conditions may persist for one or more quarters, we are taking steps to reduce our expenses and align our cost structure to our revenues, including a reduction in our workforce, a reduction in discretionary program spending, a reduction in our employees’ salaries and the elimination of activities that are not core to our operating business, such as RSA Ventures and NEST. We anticipate that current cash on hand, cash from sales of marketable securities, and cash generated from the exercise of employee options and employee stock purchase plans will be adequate to fund our planned capital and financing expenditures for at least the next twelve months.

Certain Factors That May Affect Future Results

     Our operating results tend to fluctuate from quarter to quarter. Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future. These fluctuations result from a variety of factors, many of which are outside of our control, including, among others:

•	the size, timing and shipment of individual orders for our products;

•	customers deferring their orders in anticipation of the introduction of new products by us or our competitors;

•	changes in our operating expenses;

•	the timing of the introduction or enhancement of our products and our competitors’ products;

•	market acceptance of new products;

•	changes in the mix of products sold;

•	changes in product pricing, including changes in competitors’ pricing policies;

•	development of our direct and indirect distribution channels;

•	integration of acquisitions;

•	the timing of personnel departures and new hires and the rate at which new personnel become productive; and

•	general economic conditions.

     We may not be able to grow or sustain our profitability from quarter to quarter. Because our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are fixed, a small variation in when revenue is recognized or recognizable can cause significant variations in operating results from quarter to quarter.

     The U.S. economy is much weaker now than it has been in recent history, and may be in recession for the remainder of 2001 and some or all of 2002, if not longer. A general economic slowdown could have serious negative consequences for our business and operating results. For example, an economic slowdown may cause some current or potential customers to defer purchases, to go out of business or to have insufficient capital to buy our products. An economic slowdown could also cause a significant reduction in the value of our investments.

     As a result of lower-than-anticipated revenues in the quarter ended September 30, 2001, our operating results for the quarter were below the expectations of public market analysts and many investors. As a result, the market price of our common stock declined substantially upon the announcement of our operating results. If, due to one or more of the foregoing factors or an unanticipated cause, our operating results fail to meet the expectations of public market analysts and investors in a future quarter, the market price of our common stock would likely decline.

     Our stock price has been volatile and is likely to remain volatile. From January 1, 2001 through October 15, 2001, our stock price has ranged from a per share high of $32.25 to a low of $10.45, as adjusted to reflect our three-for-two stock split, payable in the form of a stock dividend on our common stock, which we effected in March 2001. A number of factors may contribute to the volatility of our stock price, including:

•	our public announcements and our competitors’ public announcements;

•	the public’s perception of the strength of the e-security market and technology companies generally;

•	litigation developments;

•	our ability to meet the expectations of brokerage firms, industry analysts and investors with respect to our operating and financial results; and

•	the volatility of the stock market in general.

     In addition, the market prices of securities of technology companies have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to operating performance. These broad market fluctuations could also adversely affect the market price of our common stock.

     Demand for our products depends on the continued growth of the market for e-security solutions. The market for e-security solutions is at an early stage of development. Demand for our products depends on, among other things:

•	the continued evolution of electronic commerce as a viable means of conducting business;

•	the ability of network infrastructures to support an increasing number of users and services;

•	the public’s perception of the need for secure electronic commerce and communications over both wired and wireless computer networks;

•	market acceptance and use of public and private key cryptography, digital signatures and digital certificates in communication and commerce;

•	the perceived quality, price, availability and interoperability of our products as compared to our competitors’ products;

•	the pace of technological change and our ability to keep up with these changes; and

•	general economic conditions.

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

     Our future success will depend in part upon our ability to enhance our existing products and to introduce new, competitively priced products with features that meet changing customer requirements, all in a timely and cost-effective manner. We may not be successful in introducing new or enhanced products. A number of factors, including the following, could have a negative impact on the success of our products:

•	quality, reliability or security failure problems, which could result in returns, delays in collecting accounts receivable, unexpected service or warranty expenses, reduced orders and a decline in our competitive position;

•	delays or difficulties in product development;

•	undetected software errors or bugs in the final products shipped to our customers, which could cause market acceptance of our products to be lost or delayed, recalls of hardware products incorporating the software or loss of data;

•	our competitors’ introduction of new products ahead of our new products, or their introduction of superior or cheaper products;

•	the market’s failure to accept new technologies, including digital certificate and public and private key management technologies;

•	our failure to include features in our products that our customers or U.S. or foreign government regulators may require;

•	our failure to anticipate changes in customers’ requirements; and

•	the implementation of standards that are inconsistent with the technology embodied in our products.

     We may need to purchase or license technology from third parties in order to introduce new products or enhance our existing products. We may not be able to find businesses that have the technology we need and, if we find such businesses, may not be able to purchase or license the technology on commercially favorable terms or at all.

     Some of our products have long sales cycles. Transactions for some of our products, especially our PKI products, often involve large expenditures by our customers. Some of our customers may also need to invest substantial resources and modify their computer network infrastructures to take advantage of our products. Therefore, the sales cycles for these transactions are often lengthy and unpredictable, and the long nature of the sales cycles may impact our quarterly operating results. The sales cycles for these transactions are subject to a number of uncertainties such as:

•	customers’ budgetary constraints;

•	the amount of education regarding our products’ capabilities required by potential customers;

•	customers’ willingness to make changes in their network infrastructures to take advantage of our products;

•	the timing of customers’ budget cycles; and

•	delays caused by customers’ internal review processes.

     We may need to make acquisitions to remain competitive. A component of our business strategy is to seek to buy businesses, products and technologies that complement or augment our existing businesses, products and technologies. Acquisitions are difficult to identify and complete for a number of reasons, including the cost of potential transactions, competition among prospective buyers and the need for regulatory approvals. We may not be able to complete any given acquisition. Furthermore, in order to finance a potential acquisition, we may need to raise additional funds by selling our stock or borrowing money. We may not be able to find financing on favorable terms, and the sale of our stock may result in the dilution of our existing stockholders.

     We must successfully integrate our recent, and any future, acquisitions. We have consummated four acquisitions since January 1, 2001, and will continue to seek to make complementary acquisitions in the future. Once we complete an acquisition, the integration of the business and operations of the acquiree into our business and operations is a complex, time-consuming and expensive process. Before any acquisition, each company has its own business, culture, customers, employees and systems. Following an acquisition, we and the acquiree must operate as a combined organization using common communications systems, operating procedures, financial controls and human resources practices. In order to successfully integrate acquired companies, we must, among other things, successfully:

•	attract and retain key management and other personnel;

•	integrate, both from an engineering and a sales and marketing perspective, the acquired products into our suite of product offerings;

•	coordinate research and development efforts;

•	integrate sales forces; and

•	consolidate redundant facilities.

     An acquisition may disrupt ongoing operations, divert our management from day-to-day business, impair our relationships with our employees, customers and strategic partners and adversely impact our operating results. In addition, these types of transactions often result in charges to earnings for such things as transaction expenses, amortization or impairment of goodwill, and in-process research and development expenses.

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

     We must establish and maintain strategic relationships. One of our business strategies is to enter into strategic marketing alliances or other similar collaborative relationships in order to reach a larger customer base than we could reach alone through our direct sales and marketing efforts. If we cannot create relationships with strategic partners, then we will need to devote more resources to sales and marketing. In addition, we need to create relationships with third parties, including some of our competitors, to ensure that our products will interoperate with the third parties’ products. If our products do not work with third-party products used by our customers and potential customers, then our products could lose or fail to achieve market acceptance.

     We also license some of the technology contained in our products from third parties. For example, we license from Progress Software Corporation the relational database management software contained in our RSA ACE/Server and RSA Keon software, and we rely on Progress Software for ongoing maintenance and support for the licensed software. If any of the technology that we license were to fail or experience significant problems, then we would not be able to fix the problem without the support of the third-party licensor.

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

     International sales make up a significant portion of our business. International sales accounted for more than 30% of our total revenue in each of the years ended December 31, 1998, 1999 and 2000 and the nine months ended September 30, 2001. We intend to expand our international operations and international sales and marketing activities, and this expansion requires significant management attention and resources. We may also need to tailor or “localize” our products in order to compete in particular international markets and to comply with foreign laws. We may not be able to develop, market and distribute localized versions of our products in a timely manner or at all.

     In addition, there are certain risks inherent in doing business internationally, including:

•	foreign regulatory requirements and the burdens of complying with a wide variety of foreign laws;

•	legal uncertainty regarding liability;

•	export and import restrictions on cryptographic technology and products incorporating that technology;

•	difficulties and delays in establishing international distribution channels;

•	difficulties in collecting international accounts receivable;

•	fluctuations in currency exchange rates;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	tariffs and other trade barriers;

•	difficulties in the enforcement of intellectual property rights; and

•	political instability.

     Acts of terrorism or war may hurt economic conditions in the United States and abroad, which could harm our business. Our business is subject to and affected by forces, pressures and events affecting global economic conditions. Since the September 11, 2001 terrorist attacks on the World Trade Center buildings in New York City and the Pentagon in Washington, D.C., we have experienced delays in closing significant business transactions. We believe these delays have resulted, at least in part, from the September 11 attacks. If the September 11 attacks or any other future attacks or acts of war or any acts of retaliation continue to hurt global economic conditions, our business and operating results may be harmed.

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

     We rely on patents to protect our proprietary rights in our technology, but it is possible that any patent that we or our licensors hold might be invalidated, circumvented, challenged or terminated. It is also possible that patent examiners might reject the claims described in our pending or future patent applications. In addition, the laws of some countries in which our products are now, or may in the future be, developed or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our inability to adequately protect our intellectual property could have a significant negative effect on our financial condition and operating results.

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

     The e-security industry is highly litigious. From time to time, we have been involved in disputes with third parties who allege that our products may infringe intellectual property rights held by the third parties. Any litigation carries a number of significant risks, including:

•	litigation is often very expensive, even if it is resolved in our favor; and

•	litigation diverts the attention of management and other resources.

     Moreover, if a court or other government agency rules against us in any intellectual property litigation, we might be required to:

•	discontinue the use of certain processes;

•	cease the manufacture, use and sale of infringing products;

•	expend significant resources to develop non-infringing technology;

•	obtain licenses to the infringing technology; or

•	pay significant monetary damages.

     Electronic security technologies are under constant attack. The strength of our cryptographic and other e-security technologies is constantly being tested by computer professionals, academics and “hackers.” Any significant advance in the techniques for attacking cryptographic systems could make some or all of our products obsolete or unmarketable. Our cryptographic systems depend in part on the application of certain mathematical principles. The security afforded by our encryption products is based on the assumption that the “factoring” of the composite of large prime numbers is difficult. If an “easy factoring method” were developed, then the security of our encryption products would be reduced or eliminated. Even if no breakthroughs in factoring are discovered, factoring problems can theoretically be solved by a computer system significantly faster and more powerful than those currently available. If these improved techniques for attacking cryptographic systems are ever developed, our business or operating results could be adversely impacted.

     In addition, our RSA ACE/Server software and RSA SecurID authenticators contain a proprietary algorithm. From time to time, we have learned of attempts by third parties to reverse engineer this algorithm to find vulnerabilities. If a third party successfully “hacks” the algorithm and makes its findings public, then we may need to dedicate engineering and other resources to eliminate the published vulnerabilities. In addition, some of our customers could require that we replace some or all of their RSA SecurID authenticators with authenticators that are more secure. If we are required to make these replacements or if we cannot address the vulnerabilities in our algorithm in a timely fashion, then our business and operating results could be adversely impacted.

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

     We may be subject to significant expenses and damages because of liability claims. The sale and implementation of e-security solutions may entail the risk of product liability claims. An actual or perceived breach of network or data security at our facilities or at a customer’s facilities could result in a product liability claim against us. A substantial product liability claim against us could harm our operating results and financial condition. In addition, any actual or perceived breach of network or data security, whether or not caused by the failure of one of our products, could hurt our reputation and cause potential customers to turn to our competitors’ products.

     We may need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing or doing so on unattractive terms could adversely affect our development and marketing efforts and other operations. We may need to raise additional capital in order to fund the continued development and marketing of our products, to fund strategic acquisitions or investments or to settle outstanding put options covering shares of our common stock. We expect that our current cash balances, availability under our bank line of credit and cash flows from operations will be sufficient to meet our working capital, capital expenditure and other liquidity requirements for the next twelve months. However, we may need to obtain additional financing thereafter or earlier, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses or other unforeseen difficulties. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

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

     Although our investment securities currently comprise less than 40% of our total assets, fluctuations in the value of these securities or of our other assets could cause us to exceed this limit. Unless an exclusion from or safe harbor under the Investment Company Act were available to us or we obtained exemptive relief from the Securities and Exchange Commission, we would have to attempt to reduce our investment securities as a percentage of our total assets, either by selling some or all of our investment securities or by acquiring non-investment security assets. If we attempt to sell our investment security assets, we may be forced to do so at reduced prices and incur losses or we may incur tax liabilities as a result of the sales. Also, we may be unable to sell some of our investment securities because of legal or contractual restrictions, and there is no assurance that we could find a suitable buyer. If we attempt to buy non-investment security assets, we may not be able to identify or acquire suitable assets on commercially favorable terms or at all.

     The value of our business may fluctuate because the value of some of our assets fluctuates. A portion of our assets includes the equity securities of both publicly traded and non-publicly traded companies. The market prices and valuations of the securities we hold may fluctuate due to market conditions and other conditions over which we have no control, and these fluctuations may result in fluctuations of the market price of our common stock and may reduce the amount of working capital available to us. In addition, the securities of the private companies in which we invest are generally illiquid, and if these private companies never achieve a liquidity event, such as a public offering or an acquisition, then we may never realize a gain on our investment or even recoup the cost of our investment.

     Our stockholder rights plan and some provisions of our charter may inhibit potential acquisition bids. We have a classified board of directors and have also adopted a stockholders rights plan, both of which could make it more difficult for a potential acquiror to complete a merger, tender offer or proxy contest involving our company. While these provisions are intended to enable our board to maximize stockholder value, they may have the effect of discouraging takeovers that could be in the best interest of certain stockholders and may therefore have an adverse effect on the market price of our common stock.

     In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock. These provisions may also prevent changes in our management.

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

     Marketable securities are recorded on the balance sheet at fair value with unrealized gains and losses recorded in the other comprehensive income section of stockholders’ equity. The values recorded for publicly traded companies are subject to market price volatility. A 20% decrease in the fair value of our marketable securities at September 30, 2001 would not have a material effect on our financial position, results of operations or cash flows.

     We also make equity investments approved by our Board of Directors. These investments are not publicly traded and are recorded as long term investments on the balance sheet and are carried at cost, as long as our ownership interest is below 20%. We monitor these investments for impairment and make appropriate reductions in carrying values when necessary or mark the investment to fair value and reclass them to marketable securities when appropriate. In the three months ended September 30, 2001, we recognized a charge of $6.3 million related to certain investments that we believe have been permanently impaired, which reduced the carrying value of investments at September 30, 2001.

     At September 30, 2001 Crosby Finance, LLC, of which we are a 99% member, held shares of VeriSign common stock and a variable delivery forward contract (“Derivative Instruments”). The variable delivery forward contract held by Crosby will settle in January 2006, and during the period outstanding, could cause us to recognize a loss if the underlying value of the equity securities becomes impaired. The Derivative Instruments provide protection against a portion of the market risk associated with the securities in exchange for our foregoing a portion of the potential price appreciation of the securities. We routinely assess the realizable value of our interest in Crosby.

     We have entered into put option contracts indexed to our common stock. These put option contracts are designed to facilitate the repurchase of our common stock in order to minimize the effects of employee stock options and employee stock purchase plan exercises on the dilution of earnings per share. If there is a significant decrease in the market value of our common stock, we could be required to settle the contracts and this could have a dilutive effect on our earnings per share or effect our cash flows. These contracts will not have an impact on our results of operations. Due to a decrease in the market value of our common stock, on September 28, 2001 and October 1, 2001, we received notices terminating put options covering an aggregate of 1,875,000 shares of our common stock from a counterparty to the put options. The cost to us to settle the put options that were terminated was approximately $44.8 million. We had the option to settle the put options in cash, net shares or through physical delivery of our shares for cash. The counterparty to the remaining put options covering an aggregate of 1,125,000 shares of our common stock has the right to terminate the put options immediately if the price per share of our common stock on The Nasdaq National Market falls below $9.69, in which case we would be required to settle the put options. We could settle the put options using any of the following alternatives: cash, net shares or the physical delivery of our shares for cash within 48 hours after we received the termination notice.

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

     Our direct sales to our customers in countries outside of the United States are primarily denominated in the local currency. Our sales through indirect distribution channels are generally denominated in U.S. dollars. From the time customers are invoiced in local currency until collection occurs we are exposed to foreign exchange rate fluctuations. This exposure is partially offset by our use of local currency for operating expenses incurred in those countries. Fluctuations in currency exchange rates could affect the profitability and cash flows in U.S. dollars of our products sold in international markets; however, we believe that our potential foreign currency exchange rate exposure is not material.

     The foregoing risk management discussion and the effects thereof are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in global financial markets. The analytical methods we use to assess and mitigate risks discussed above should not be considered projections of future events or losses.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

     On or about December 11, 1998, a purported class action was filed in the United States District Court for the District of Massachusetts on behalf of all purchasers of our common stock during the period from and including September 30, 1997 through July 15, 1998: Fitzer v. Security Dynamics Technologies, Inc., Charles R. Stuckey, Jr., D. James Bidzos, Arthur W. Coviello, Jr., John Adams, Marian G. O’Leary and Linda B. Saris, Civil Action No. 98-CV-12496-WGY. The District Court has certified a class for settlement purposes only, and has approved the settlement. We believe that the settlement will not have a material adverse effect on our continuing operations or consolidated financial position.

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

     On or about February 2, 2001, Leon Stambler filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., First Data Corporation, Openwave Systems Inc., and Omnisky Corporation, Case Number 01-0065. In September 2001, Mr. Stambler amended his complaint to add Certicom Corp. as an additional defendant. In his complaint, Mr. Stambler alleges that certain products marketed by each of the defendants infringe various patents that he owns, and he seeks unspecified damages as well as a preliminary and permanent injunction enjoining the defendants from infringing the claims asserted. It is possible that those other defendants who are our licensees will seek indemnification from us for these claims pursuant to the licenses in effect between those defendants and us. Although we believe that Mr. Stambler’s claims are without merit and we intend to defend the lawsuit vigorously, we cannot predict the ultimate outcome of this matter; however, we believe that the disposition of this matter will not have a material adverse effect on our continuing operations or consolidated financial position.

     From time to time, we have been named as a defendant in other legal actions arising from our normal business activities, which we believe will not have a material adverse effect on us or our business.

Item 2.   Changes in Securities and Use of Proceeds

     To facilitate our share repurchase program, we entered into put option contracts indexed to our common stock. In September 2001, we sold an aggregate of 1.125 million put options with respect to our common stock to a major financial institution and received aggregate proceeds of $4.6 million in connection with these sales. Each put option entitles the holder to sell to us by physical delivery, cash delivery or net-share settlement, at our option, one share of our common stock at a specified price. These put options have strike prices ranging from $18.48 to $19.39 and expire on various dates through December 2002.

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

(b) Reports on Form 8-K:

     On July 16, 2001, we filed a Current Report on Form 8-K reporting our financial results for the quarter ended June 30, 2001.

     On September 19, 2001, we filed a Current Report on Form 8-K reporting our acquisition of all the outstanding capital stock of Securant Technologies, Inc.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSA SECURITY INC.

By:	/s/ JOHN F. KENNEDY John F. Kennedy Senior Vice President, Finance and Operations, and Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

     Dated: October 16, 2001

EXHIBIT INDEX

ITEM	DESCRIPTION

2.1	Amended and Restated Agreement and Plan of Merger, dated as of July 30, 2001, among RSA Security Inc., Falcon Acquisition Corp., Securant Technologies, Inc. and RH Investments 2001 LLC is incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K dated September 4, 2001.

10.1	Loan and Pledge Agreement, dated October 2, 2001, among Deutsche Bank AG, Deutsche Banc Alex. Brown, as agent, and RSA Security Inc.