Form 10-K
period 2001-12-31
RSA SECURITY INC/DE/
filed 2002-04-01
CIK 932064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-25120

RSA Security Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2916506
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
174 Middlesex Turnpike
Bedford, Massachusetts 01730
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:

(781) 515-5000

36 Crosby Drive

Bedford, Massachusetts 01730
(Former Address of Principal Executive Offices if Changed Since Last Report)

(781) 301-5000

(Former phone number of Principal Executive Offices if Changed Since Last Report)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.01 Par Value
Common Stock Purchase Rights
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The approximate aggregate market value of the common stock held by non-affiliates of the registrant was $584,033,937 based on the last reported sale price of the registrant’s common stock on The Nasdaq National Market as of the close of business on February 15, 2002. There were 56,552,856 shares of common stock outstanding as of February 15, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Incorporated

Portions of the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders	Items 10, 11, 12 & 13 of Part III

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For purposes of these Acts, any statement that is not a statement of historical fact may be deemed a forward-looking statement. For example, statements containing the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions may be forward-looking statements. However, we caution investors not to place undue reliance on any forward-looking statements in this Report because these statements speak only as of the date when made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including without limitation, the factors set forth under the caption “Certain Factors That May Affect Future Results.”

RSA Security, RSA, Keon, ClearTrust, SecurID, BSAFE, ACE/Server, RC2, RC4, RC5 and The Most Trusted Name in e-Security are registered trademarks, and RSA Secured and RC6 are trademarks, of RSA Security Inc. All other trademarks or trade names referred to in this Report are the property of their respective owners.

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEPENDENT AUDITORS’ REPORT
RSA SECURITY INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
See accompanying notes to consolidated financial statements.
RSA SECURITY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
RSA SECURITY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
RSA SECURITY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
RSA SECURITY INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share data)
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF RSA SECURITY
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EX-10.4 Amended and Restated Stock Incentive Plan
EX-10.9 Amended and Restated Employment Agreement
EX-10.16 Amendment to Partner Agreement 11/28/2001
EX-10.27 Certificate of Revised Schedule A
EX-10.28 Amendment #1 to Limited Partnership Agmt.
EX-10.30 Amendment to Limited Partnership Agmt.
EX-10.31 Amendment #2 to Limited Partnership Agmt.
EX-10.32 Amended and Restated Employment Agmt.
EX-21.1 Subsidiaries of RSA Security, Inc.
EX-23.1 Consent of Deloitte & Touche LLP

PART I

ITEM 1.     BUSINESS

COMPANY OVERVIEW

      We are a leading provider of electronic security, or e-security, solutions. Our products are designed to help organizations ensure the authenticity of the people, devices and transactions involved in e-business. Our core competencies are in two-factor user authentication solutions, Web access management software, digital certificate management solutions and encryption software. We believe that through our RSA SecurID®, RSA ClearTrust®, RSA Keon® and RSA BSAFE®product lines, we directly address the most critical e-security requirements for e-business.

      We have two segments: e-Security Solutions segment and RSA Capital segment. Our e-Security Solutions segment sells our four product line products to two distinct product groups: Enterprise solutions and Developer solutions. Our RSA Capital segment consists of our investment activities and our New Emerging Security Technologies group, NEST.

BACKGROUND

      Historically, e-security solutions have been deployed primarily to defend corporate networks from malicious intrusion and to detect new forms or incidents of attack. These proven, mature e-security solutions include firewalls, anti-virus software, intrusion detection applications and vulnerability assessment products and services.

      As more organizations conduct business online to reduce costs and compete more aggressively and more efficiently, a new class of e-security applications is being deployed to secure the e-business process and therefore enable all forms of e-business, including commerce and communications conducted through corporate intranets, extranets and other Internet-based applications.

      Securing the e-business process involves creating the same trust relationships that currently exist on paper in the brick-and-mortar world, so organizations can conduct e-business with the same confidence with which they conduct traditional commerce. The four essential requirements for e-security are:

•	identifying users;

•	controlling what users can see and do;

•	protecting the privacy and integrity of information; and

•	ensuring transactional integrity.

The enabling e-security technologies designed to solve these problems are authentication, Web access management, encryption, and digital certificate management.

COMPANY HISTORY

      Since our inception in 1986, we have focused on the fundamental need for user identification and authentication, with an emphasis on solutions for secure remote access to enterprise networks. In July 1996, to further our strategy and extend our product line, we acquired RSA Data Security, Inc., a privately held company that developed and delivered cryptographic solutions that address the need for data privacy and integrity.

      In July 1997, we acquired DynaSoft AB, a privately held company that developed and delivered platform-independent security solutions for distributed client/ server networks. In January 1999, we introduced the RSA Keon product line, a family of public key infrastructure products, initially based on DynaSoft’s BoKS technology and designed to provide organizations with application security and flexible electronic commerce solutions. In September 1999, we introduced the next-generation, standards-based implementation of the RSA Keon solution and changed our name from Security Dynamics Technologies, Inc. to RSA Security Inc.

      In February 2001, we acquired Xcert International, Inc., a privately held company that developed and delivered digital certificate-based products for securing e-business transactions. We acquired Xcert to increase our public key infrastructure, or PKI, market share and revenue, to enhance our ability to secure applications that serve the business-to-business and Internet markets, and to add talent that will assist with the acceleration of our digital certificate management product development. As a result of the acquisition, Xcert’s Sentry CA line of products became part of our RSA Keon digital certificate management product family.

      In May 2001, we acquired 3-G International, Inc., a privately held company that developed and delivered smart card and biometric authentication products. As a result of this acquisition, we introduced a new smart card authentication solution called RSA SecurID Passage, which is designed to offer greater security than traditional passwords as a means to access workstations, networks and applications. In the same month, we also acquired the assets of Transindigo Inc, a privately held company that was in the development stage for real-time Web access management software products.

      In September 2001, we acquired Securant Technologies, Inc., a privately held company that developed and delivered the ClearTrust Web access management solutions. We acquired Securant to enable RSA Security to provide leadership in the growing Web access management market. Web access management products address the needs of organizations that need to both expand the number and types of users who can access their networks, applications and Web sites, and at the same time, consolidate their numerous Web sites under a comprehensive portal management system. As a result of the Securant acquisition, we established the RSA ClearTrust Web access management solution as our fourth product line.

THE RSA SECURITY SOLUTION

      Our products are designed to help organizations ensure the authenticity of the people, devices and transactions involved in e-business and in doing so to secure the e-business process. Our core competencies are in two-factor user authentication solutions, Web access management software, digital certificate management solutions and encryption software. We deliver complementary, interoperable, best-of-breed solutions that address the fundamental security problems of e-business processes. Our solutions are designed to solve the following four critical e-security problems.

     User Identification and Authentication

      First, a user’s identity must be reliably authenticated. This ensures that unauthorized users do not gain access to computer networks and applications and that organizations are certain of the identities of those with whom they are doing business. There are a number of popular methods of user identification, including:

•	something secret the user knows, such as a word, phrase, personal identification number, or PIN, code or fact;

•	something physical the user possesses, such as a key, token, smart card, badge or other form of discrete “authenticator,” which is resistant to counterfeiting; and

•	something unique to the user, such as a fingerprint, signature, retinal pattern, voice print or other measurable personal characteristic or “biometric.”

Our RSA SecurID solutions provide centrally managed, two-factor user authentication services, which is based upon something users know (a password or PIN) and something users have (an authenticator). The RSA SecurID solution is designed to ensure that only authorized users gain access to data, applications and communications, thereby protecting network and data resources from accidental or malicious intrusion.

     Access Control and Privilege Management

      Once the user’s identity has been established, an organization must verify that the user is authorized to access the specific information he or she is seeking. One of the key challenges facing organizations is the proliferation of passwords required for users to access disparate operating systems, applications, Web sites and databases. Products providing access control and privilege management must protect and manage access to information and applications, and control user privileges at multiple levels, including network, application, Web page and data levels. Our RSA ClearTrust Web access management solution centrally controls and manages user access privileges to Web-based resources based on definable user attributes, business rules and security policies. It is designed to work within intranets, extranets, portals and exchange infrastructures — all while providing users with transparent, single sign-on within or across multiple sites and domains. RSA ClearTrust has won a number of industry awards, including Network Computing’s Editor’s Choice and NetworkWorld’s Blue Ribbon awards.

     Data Privacy, Integrity and Authentication

      In addition to authenticating the identity of users and ensuring that only authorized users access, view or modify certain data, a comprehensive e-security solution must ensure that the data transmitted over networks are not revealed to unauthorized persons (data privacy), have not been altered or compromised by unauthorized manipulation (data integrity) and were actually transmitted by the purported sender (data authentication). Our RSA BSAFE encryption software is designed to enable software developers to reliably incorporate e-security into a wide range of software applications and hardware devices, and we believe have been incorporated into more than a billion units of product to protect the privacy and integrity of information and communications.

     Transactional Integrity

      Organizations need to be confident that the transactions they conduct online have the same integrity and legal standing as those they conduct using traditional, paper-based processes. Many countries around the world have enacted laws that give “electronic” or “digital” signatures the same legal standing as hand-written signatures for many types of transactions. Our RSA Keon digital certificate management solutions are designed to enable users to digitally “sign” forms and documents to insure transactional integrity.

THE RSA SECURITY STRATEGY

      Our objective is to maintain our position as a leading provider of solutions to secure the e-business process. To achieve this objective, we are pursuing the following strategies:

     Leverage Product Synergies

      We believe that one of our competitive advantages is the synergy shared by our RSA SecurID, RSA ClearTrust, RSA Keon and RSA BSAFE product lines. We believe we are the only e-security vendor that can offer application-specific solutions comprised of products from complementary authentication, Web access management, digital certificate management and encryption product lines. The synergy shared by our product lines gives us the opportunity, once we sell one product to a customer, to sell additional complementary products from other product lines to the same customer. As a result, our customers have greater choice and increased flexibility when deciding how to deploy e-security solutions with their current and future applications.

     Maintain Technological Leadership

      We plan to continue our role as an industry leader in the e-security solutions market. We are a founding member of the Liberty Alliance Project, a multi-industry consortium formed to create an open, multi-entity solution for online identity. We expect to maintain a leading role in basic cryptographic research, develop new technologies and maintain close working relationships with leading academic centers and custom development teams. We intend to support the proliferation of PKI as a key element of e-business through the marketing of and participation in industry initiatives such as the PKI Forum, an industry-led collaboration to accelerate the adoption of PKI technology and PKI-based solutions as a trusted, secure foundation for e-business applications.

     Expand Market Opportunities

      We intend to expand our market opportunities through partnerships, industry initiatives and programs designed to heighten awareness of e-security issues. Through our RSA Secured™ partner program, we have established strategic relationships with industry-leading vendors that produce and sell more than 1,000 applications. We also seek to heighten awareness regarding e-security issues through marketing programs such as our annual RSA® Conference.

     Expand Indirect Sales and Support Channel

      We currently sell our products through a direct sales force and through relationships with a significant number of developers and original equipment manufacturers, or OEMs, value-added resellers, or VARs, and distributors. We believe that an expanded indirect sales and support channel enables us to enter new markets and gain access to a larger installed base of potential customers in a cost-effective manner. Indirect revenue was $152.3 million, $140.7 million and $104.0 million which represents approximately 66%, 66% and 63% of total Enterprise solution revenue for 2001, 2000 and 1999, respectively. Indirect Developer solution revenue was not significant.

     Expand International Presence

      We believe that international markets present a large, relatively new market for e-security products. Sales outside the Americas as a percentage of our total revenue were approximately 39.0% in 2000, 33.2% in 2000 and 30.3% in 1999. We have offices throughout the United States, Canada, Europe, Asia, Japan and Australia and plan to continue to expand our international business by establishing additional distribution arrangements and developing local presences in new markets.

PRODUCTS

      We offer a range of products and technologies that are designed to help organizations secure their e-business processes by ensuring the authenticity of people, devices and transactions. Our core competencies are in four product lines — the RSA SecurID, RSA ClearTrust, RSA BSAFE and RSA Keon solutions — which deliver two-factor user authentication, Web access management, encryption and digital certificate management solutions, respectively. We derive our operating revenue primarily from two distinct product groups: Enterprise solutions and Developer solutions. Enterprise solutions include RSA SecurID authenticators, RSA ACE/Server® software, RSA ClearTrust software, RSA Keon software and related maintenance and professional services. Developer solutions include RSA BSAFE cryptographic software and protocol products, RSA Keon components and related maintenance and professional services.

     RSA SecurID® Authentication Solutions

      RSA SecurID solutions provide centrally managed two-factor user authentication solutions for enterprise networks, operating systems, e-business Web sites and other information technology infrastructures. These solutions are designed to ensure that only authorized users gain access to data, applications and communications. RSA SecurID solutions support a range of authentication devices, including hardware tokens, key fobs, smart cards, cellular telephones, personal digital assistants and software tokens, and are designed to create a barrier against unauthorized access, and protect network and data resources from potentially devastating accidental or malicious intrusion. RSA SecurID installations are managed with RSA ACE/Server authentication management software, which has the ability to scale deployments for hundreds of thousands of users.

      RSA SecurID user identification and authentication products combine two methods of user identification — something secret the user knows (a personal identification number, or PIN) and something the user physically has (the RSA SecurID authenticator). To gain access to a protected resource, a user enters his or her PIN and the “authenticator code” that is automatically computed and displayed on the user’s RSA SecurID authenticator. The PIN and the authenticator code together form the user’s “pass code.” With a valid pass code, the authorized user is identified, authenticated and granted access to appropriate information resources.

      Each RSA SecurID authenticator contains our proprietary technology and is programmed with a secret, randomly generated seed number unique to the individual user’s authenticator. The seed number and Greenwich Mean Time are used to generate code sequences at set intervals (typically every 60 seconds), which are then matched to the RSA ACE/Server software using the same seed number and Greenwich Mean Time to generate a server code corresponding to the user’s authenticator code.

      In 2001, we expanded our RSA SecurID authentication family of products to include innovative smart card offerings. The RSA SecurID Passage smart card solution logs users directly into their Microsoft Windows 2000 and Active Directory environments, replacing static passwords with the added security of certificate- and smart card-based authentication. The RSA SecurID Passage smart card solution is designed to securely store two standards based digital certificates and encryption information from virtually any certificate authority, so users can start with a stand-alone certificate authentication solution and migrate to full digital certificate management as their needs dictate.

      RSA SecurID Card Studio is a smart card personalization system that allows users to customize smart cards to fit their unique security and business initiatives. This system is designed to enable customers to program the smart card chip for PKI and graphically personalize the outside of the card to add picture IDs, magnetic stripes or proximity readers for physical access, corporate logos and employee names.

     RSA ClearTrust® Web Access Management Software

      RSA ClearTrust Web access management software is a unified privilege management solution that helps enable secure access to Web-based resources. It is designed to work within intranets, extranets, portals and exchange infrastructures — all while providing users with transparent, single sign-on within or across multiple sites and domains. RSA ClearTrust Web access management software is designed to centrally control and manage user access privileges to Web-based resources based on definable user attributes, business rules and security policies that directly reflect the objectives of e-business. The RSA ClearTrust Web access management solution has won numerous awards, including Network Computing’s Editor’s Choice and NetworkWorld’s Blue Ribbon awards.

      The RSA ClearTrust solution is intended to enable organizations to delegate administrative tasks, thereby supporting the scalability requirements associated with deployment of large user populations. It is also designed to automate Web access management policy updates and provide out-of-the-box integration for diverse customer environments.

      RSA ClearTrust technology is intended to offer ease and speed of deployment through plug-and-play integration with existing directory services, authentication services, PKI, Web servers and application servers. In addition, RSA ClearTrust Smart Rules technology is designed to enable customers to efficiently map business rules to Web access management policies.

      The RSA ClearTrust system features an intuitive, graphical user interface that is designed to mask the complexity of administering user access privileges. Further, the system is designed to allow for multi-level delegation of administrative functions across an organization and between partners, lowering management costs, improving user privilege management and enabling extranet scalability.

      The RSA ClearTrust solution is an open, interoperable, Java-based architecture that is intended to provide a unified security management solution for integrating into existing, heterogeneous, multi-vendor environments.

     RSA Keon® Digital Certificate Management Software

      Our RSA Keon digital certificate management solutions are a family of interoperable, standards-based PKI software modules for managing digital certificates and creating an environment for authenticated, private and legally binding electronic communications and transactions. RSA Keon software is designed to be easy to use and interoperate with other standards-based digital certificate management solutions, and to feature enhanced security through its synergy with the RSA SecurID authentication, RSA ClearTrust Web access management and RSA BSAFE encryption product families.

      RSA Keon technology provides a common foundation for securing Internet and e-business applications. The RSA Keon family contains software modules for both enterprise customers that need turnkey solutions, and for enterprise customers and developers that want to build their own standards-based, native PKI applications or take advantage of PKI-aware applications. RSA Keon components include:

•	RSA Keon Certificate Authority (CA), a software module offering advanced features, including hardware-based key recovery, scalability to 8 million seats, a distributed registration authority/CA architecture and flexible trust management options including cross-certificate support. The RSA Keon CA also includes RSA Keon One Step, a software module designed to simplify the registration and issuance of digital certificates.

•	RSA Keon Advanced PKI, a set of software modules designed to be built on top of the RSA Keon Certificate Authority,or any other standards-based certificate source, such as VeriSign Onsite, Netscape Certificate Management Software or Baltimore UniCERT. RSA Keon Advanced PKI provides a variety of services designed to overcome common barriers to PKI deployment by making digital certificates transparent across multiple applications, enforcing security policies for certificate and credential use and enabling the integration of multiple certificate and directory sources. RSA Keon Advanced PKI comprises the RSA Keon Security Server and RSA Keon Desktop components, as well as RSA Keon agents, RSA Keon Application Integration software developer kits and RSA BSAFE Cert-C and Cert-J encryption tools for integrating non-PKI applications with RSA Keon software.

•	RSA Keon Web Passport, a standards-based product that is designed to make PKI easy to use. RSA Keon Web Passport is designed for environments where control of a user’s desktop is not appropriate or possible and interoperability with applications like browsers, mail clients and Web access management systems is required. The small, downloaded plug-in is intended to seamlessly integrate with browsers, mail clients and other applications to help enable digital signing, user-authenticated SSL, secure email and virtual private networks.

     RSA BSAFE® Encryption Software

      RSA BSAFE software is a family of platform-independent encryption security developer tools and components, which are designed to enable software developers to reliably incorporate e-security into a wide range of software applications and hardware devices. RSA BSAFE encryption components are used to secure applications for electronic commerce and services over the Internet and intranets, enterprise security, entertainment, wireless communications and the delivery of digital information over cable, among other uses. Our RSA BSAFE products include:

•	RSA BSAFE Crypto-C and Crypto-J, popular core cryptography components for the C and Java programming languages.

•	RSA BSAFE Cert-C and Cert-J, standards-based certificate processing tools for C and Java.

•	RSA BSAFE IPSEC-C, for rapidly developing secure networking products that meet the highest standards of reliability, performance and interoperability.

•	RSA BSAFE Micro Edition, which enables developers of wireless products to select only the algorithms needed in reduced code sizes.

•	RSA BSAFE Broadband cryptographic software, which allows developers to quickly integrate tested, reliable security into broadband devices — including cable modems, set-top boxes and multimedia terminal adapters.

STRATEGIC PARTNERS

      Historically, we have placed a premium on establishing interoperability between our products and those of other vendors. To that end, we invest in and support a strategic partnering program under the name of “RSA Secured.” The RSA Secured partner program helps vendors integrate or establish interoperability between their products and our products, including the RSA SecurID, RSA ClearTrust, RSA Keon and RSA BSAFE product lines. The RSA Secured partner program includes four specific programs:

•	We test and certify interoperability between our RSA SecurID and RSA ACE/Server products and products from vendors of remote access devices, Internet firewalls, network and applications software, and virtual private network products. We have certified more than 220 vendor applications as part of our RSA Secured SecurID Ready program, making this program one of the largest certified strong authentication partner programs in the industry.

•	We offer interoperability testing and certification for vendors seeking to ensure interoperability between their products and our RSA Keon digital certification management solutions. We have certified more than 160 vendor applications as part of our RSA Secured Keon Ready program, making this program one of the largest certified partner programs in the PKI industry.

•	Our newest RSA Secured program is our RSA Secured ClearTrust Ready program. Under this program, we offer interoperability testing and certification for vendors seeking to ensure interoperability between their products and our RSA ClearTrust Web access management solutions. So far, we have certified 8 vendor applications as part of the RSA Secured ClearTrust Ready program. We believe that the mandatory certification testing in our RSA SecurID, RSA ClearTrust and RSA Keon Ready programs sets these interoperability programs apart from those of our competitors, some of whom do not test the interoperability between their products and their partners’ products.

•	We offer programs for licensees of our RSA BSAFE technology, who incorporate RSA BSAFE software into their products, including listings in our online RSA Secured Solutions directory, use of the RSA Secured brand on the licensees’ product packaging and advertising and access to joint promotional activities.

Collectively, through all of the RSA Secured partner programs, we have customer relationships with leading vendors, including 3Com, AOL/Netscape, Apple Computer, AT&T, BEA, Check Point, Cisco Systems, Compaq, IBM, Intel, Microsoft, Nortel Networks, Nokia, Novell, Oracle, PeopleSoft, Siebel, Sun Microsystems and others, who have integrated our technologies into more than 1,000 products. The end-user customers of the vendors who have joined the RSA Secured partner program can purchase authenticators and license RSA ACE/Server software directly from us. We believe that these relationships help us and our customers expand their enterprise network coverage and assist us in increasing our customer base.

      We have created marketing programs to foster the use of the RSA Secured logo on vendor products that incorporate our technologies or are interoperable with our products. These programs include listings in online directories, use of logos on product packaging and promotional materials, RSA Secured joint promotional activities, such as tradeshows, advertising, direct mail and joint press releases.

SALES AND MARKETING

      We have established a multi-channel distribution and sales network to serve the e-security market. We sell and license our products directly to end users through our direct sales force and indirectly through a network of original equipment manufacturers, or OEMs, value-added resellers, or VARs, and distributors. In addition, we support our direct and indirect sales efforts through strategic marketing relationships and public relations programs, trade shows and other marketing activities.

      In support of our sales efforts, we conduct sales training courses and targeted marketing programs, including direct mail, public relations, advertising, seminars, trade shows, interactive marketing, telemarketing and ongoing customer and third-party communications programs. We also seek to stimulate interest in e-security through our public relations program, speaking engagements, white papers, technical notes and other publications.

      Our direct sales staff focuses on major accounts, provides technical advice and support with respect to our products, and works closely with our customers, developers, VARs and distributors.

      We also market, sell and license our products indirectly through our RSA SecurWorld™ network of OEMs, VARs and distributors. As of December 31, 2001, we had distributor and reseller relationships with approximately 300 OEMs, VARs and distributors.

      Generally, we sell our RSA BSAFE products to developers through our direct sales force, rather than through third parties.

      To enhance demand for our products, we have participated in the development of various industry-specific protocols that incorporate our RSA BSAFE cryptographic data security technologies. We also host our own annual industry conference, the RSA® Conference, and participate in other conferences to increase demand for our products. Through our RSA Laboratories group, we maintain a leading role in basic cryptographic research and the development of new encryption technologies. RSA Laboratories also maintains working relations with leading academic centers and customer development teams.

CUSTOMERS

      As of December 31, 2001, we have sold more than 11 million RSA SecurID authenticators to more than 8,000 customers worldwide. Historically, our principal customers have been in the telecommunications, pharmaceutical, financial and healthcare industries as well as academic institutions, research laboratories and government organizations. These customers generally work with highly confidential information, and are sophisticated and knowledgeable purchasers of e-security systems. We believe that as corporate networks proliferate and become more complex, the number of industries concerned with e-security will grow.

      As of December 31, 2001, we have licensed our RSA BSAFE encryption and digital certificate management technology to more than 1,000 organizations that typically incorporate the encryption technology into their products. RSA BSAFE encryption technology is embedded in current versions of Microsoft Windows NT, Microsoft Internet Explorer, Netscape Navigator, Quicken by Intuit, Lotus Notes and numerous other products, including mobile phones, pagers and other wireless products of Ericsson, Matsushita, Nokia, Openwave Systems (formerly Phone.com), Palm, Inc. and Symbian. We also license RSA BSAFE encryption technology directly to enterprise customers for incorporation into their business, financial and electronic commerce networks. Collectively, we believe there are currently more than one billion copies of RSA BSAFE-enabled applications worldwide. RSA BSAFE technologies are part of existing and proposed standards for the Internet and World Wide Web, ITU, ISO, ANSI and IEEE.

      RSA Keon digital certificate management solutions are utilized by enterprise and government agencies worldwide to solve a number of business challenges include sign sign-on, Web access management, file encryption and digital signing of electronic documents and forms. RSA Keon solutions are designed to provide an environment for authenticated, private and legally binding electronic communications and transactions — helping to build trusted online relationships. RSA Keon customers include such organizations as Ford Motor Company, Cable & Wireless, ABB and EDS.

      No customer accounted for more than 5% of our total revenue in 2001, 2000 or 1999.

MAINTENANCE AND PROFESSIONAL SERVICES

      We maintain a customer support help desk, technical support organization and professional services group at our headquarters in Bedford, Massachusetts, and at other locations throughout the world. We offer telephone and Web support for some of our products 24 hours a day, seven days a week. We also have field technical support personnel who work directly with our direct sales force, distributors and customers.

      Our standard practice is to provide a warranty on all RSA SecurID authenticators for the customer-selected programmed life of the authenticator (generally three to four years) and to replace any defective authenticators (other than authenticators damaged by a user’s abuse or alteration) free of charge. We generally sell each of our other products to customers with a warranty for product defects for specified periods, generally ninety days.

      Customers may elect to purchase a maintenance contract, renewable annually or for multiple years. Under these contracts, we agree to provide corrections for documented program errors; version upgrades for both software and, if applicable, firmware; telephone consultation; and Web-based access to solutions, patches and documentation.

      Our professional services group helps organizations plan and implement secure e-business solutions. Through this group, we provide our customers with project management, architecture and design, physical deployment, custom development, education and practitioner certifications services. Customers typically pay for professional services either at a fixed price or at an hourly or daily rate for the time it takes us to complete the project.

PRODUCT DEVELOPMENT

      Our product development efforts are focused on enhancing the functionality, reliability, performance and flexibility of our existing products. We are developing architectures and technologies to continually enhance the administrative capabilities and scalability of our RSA ACE/Server, RSA ClearTrust and RSA Keon products and to increase interoperability with additional network operating systems, applications and directory services. We are also developing tools to assist customers, strategic partners and other third-party integrators in integrating our products with custom and other third-party network or system applications.

      We are working to improve our competitive position by developing standards-based protocols and solutions that address the needs of specific market segments and build on our industry-leading RSA BSAFE technology.

      In addition to enhancing our existing products, we continue to identify and prioritize various technologies for potential future product offerings. We may develop these products internally or enter into arrangements to license or acquire products or technologies from third parties.

      Our product development staff, which works in seven development centers worldwide, engages in software and hardware engineering, testing and quality assurance and technical documentation. We also engage outside contractors where appropriate to supplement our in-house expertise or expedite projects based on customer or market demand. Research and development expenses were $58.3 million, $45.0 million and $37.6 million for 2001, 2000 and 1999, respectively.

MANUFACTURING AND SUPPLIERS

      We currently contract for the manufacture of RSA SecurID authenticators with two suppliers, one in China and one in Thailand. We have generally been able to obtain adequate supplies of RSA SecurID authenticators in a timely manner and believe that alternate vendors could be identified if our current vendors were unable to fulfill our needs.

      RSA ACE/Server, RSA ClearTrust, RSA Keon and RSA BSAFE software products are distributed on standard magnetic diskettes, compact disks and tapes together with documentation. We contract with media duplication subcontractors for the majority of our media duplication. We have the capability to do all media duplication in-house, but limit this use to small production runs such as beta programs.

      We manufacture and distribute our products from two locations, Bedford, Massachusetts and Shannon, Ireland. We distribute to our customers in the Americas and the People’s Republic of China from our facilities in Bedford, Massachusetts, and we distribute to our customers in other parts of the world from our facilities in Shannon, Ireland.

      Although we generally use standard parts and components for our products, some components are currently available only from limited sources. For example, Sanyo Electric Co., Ltd. and Epson Electronics are our only suppliers for the microprocessor chips contained in our RSA SecurID products, and Flextronics and Pemstar are our only manufacturers for RSA SecurID authenticators. If we were unable to obtain a sufficient supply of these or any other components and/or RSA SecurID authenticators, then we might be unable to fill customer orders and might have to expend significant resources to find new suppliers and/or manufacturers. As a result, we attempt to maintain a three-to-four-month supply in inventory. We believe that it would take approximately six months to identify and commence production of suitable replacements for the microprocessor chip used in RSA SecurID authenticators.

COMPETITION

      The market for e-security products is competitive and subject to rapid change. We currently experience direct and indirect competition from a number of sources, including software operating systems suppliers and application software vendors that incorporate a single-factor static password security system into their products; vendors of hardware tokens competitive with RSA SecurID products; smart card and biometric security device vendors; vendors of Web access management solutions; PKI and cryptographic software firms; and application access providers. In some cases, these vendors also support our products and those of our competitors. In the future, we may also face competition from these and other parties that develop e-security products based upon approaches similar to or different from those we employ, including operating system or network suppliers not currently offering competitive e-security products.

      We believe that the principal competitive factors affecting the market for e-security products include technical features, ease of use, interoperability, quality and reliability, level of security, customer service and support, distribution channels and price.

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

      Our 29 issued U.S. patents expire at various dates ranging from 2005 to 2018. Our 32 foreign patents expire at various dates between 2005 and 2014. We have also filed patent applications on inventions embodied in new technologies that we developed and on inventions that may be useful in the field of e-security. There can be no assurance that any of these applications will result in an issued patent.

      We have registered, or are seeking to register, our trademarks and service marks in most countries where we are selling our products. We may also seek to purchase or license trademarks from third parties, but there can be no assurance that we will be able to purchase or license trademarks on commercially favorable terms or at all.

GOVERNMENT REGULATION AND EXPORT CONTROLS

      All of our products are subject to U.S. export control laws and applicable foreign government import, export and/or use restrictions. Minimal U.S. export restrictions apply to all products, whether or not they perform encryption functions.

      Exports of most commercial products using encryption are regulated by the Export Administration Regulations of the U.S. Department of Commerce. Under regulations issued by the Department of Commerce in January 2000, encryption products of any key length, including general purpose encryption toolkits such as our RSA BSAFE products, may be exported, after a one-time technical review, to non-governmental end-users around the world, except for embargoed countries and specific prohibited end-users. Encryption products may be exported to governmental end-users under special Encryption Licensing Arrangements or individual export licenses that may be issued at the discretion of the Department of Commerce. In October 2000, the Department of Commerce further revised the Export Administration Regulations to remove the export licensing requirement for shipments to governmental end-users in 23 countries, including most of the United States’ major trading partners. We believe that we have completed the necessary technical reviews of the products and services we currently export, but products we acquire, such as the Xcert and Securant products, may require technical review before we can export them. Following export of certain of our products, we will be subject to various post-shipment reporting requirements.

      The export regulations may be modified at any time. In light of the September 11, 2001 terrorist attacks on New York and Washington, D.C., and ongoing discussions regarding anti-terrorism legislation in the United States Congress, there may be an increased risk that export regulations may be modified in the future. Modifications to the export regulations could reduce or eliminate our ability to export encryption products from the United States without a license in the future, which could put us at a disadvantage in competing for international sales compared to companies located outside of the United States that would not be subject to such restrictions.

RSA CAPITAL

      In January 2000, we formed our RSA Capital segment to make synergistic investments in both external and internal activities and technologies. We formed the RSA Capital segment during a period in which we perceived a favorable investment climate. With the general weakening of the global economy during 2001 we believe the investment climate has changed, and therefore we plan to eliminate the RSA Capital segment during 2002.

      Our RSA Capital segment consists of our investment activities and the New Emerging Security Technologies group, or NEST. Through our investment activities, we have historically made investments primarily in equity instruments of e-businesses and other technology companies. Also included in our investment activities is RSA Ventures, I, L.P. (“RSA Ventures”), our venture capital fund, in which we have invested $34.8 million as of December 31, 2001. During the fourth quarter of 2001, we reduced the amount of our subscription to invest in RSA Ventures from $100.0 million to $50.2 million. Over the ten year life of RSA Ventures, we may invest, at our sole discretion, up to an additional $15.4 million. We currently do not intend to use this remaining amount for new investments but only for follow-on investments in companies in which RSA Ventures has already invested. Expenses incurred in connection with our investment activities are primarily for general and administration and management and professional fees and were $4.2 million and $3.9 million for the years ended December 31, 2001 and 2000, respectively, and have been included in general and administrative expenses in our consolidated statements of operations. At December 31, 2001 we had 11 investments with a total carrying value of approximately $26.5 million accounted for under the cost method, and an investment in Crosby Finance, LLC (“Crosby”), a qualified special purpose entity, of $7.0 million, accounted for at fair value, with changes in fair value recorded in the statement of operations.

      Some of our employees and directors have also invested in the general partner of RSA Ventures, including Charles R. Stuckey, Jr. and James K. Sims, members of our Board of Directors, and five former employees including the managing director of RSA Ventures. Mr. Stuckey invested approximately $11 thousand in the general partner, Mr. Sims invested approximately $7 thousand and the five employees invested a total of approximately $70 thousand. None of the investors received any proceeds or were allocated any profits from this entity during 2001. In December 2001, in connection with the reduction of the investing activities of RSA Ventures, the interest in gains from the general partner that each of Messrs Stuckey and Sims would be entitled to receive in the future following a return of their invested capital was reduced to less than one one thousandth of a percent.

      Crosby was established specifically to own our shares of VeriSign, Inc. (“VeriSign”) common stock, three forward contracts (“Forwards”) and one variable delivery forward (“VDF”) contract, which we contributed to Crosby on November 27, 2000. We have the right to appoint the members of the Board of Directors of Crosby, one of whom is required to be an independent director who is not an employee, director or stockholder of RSA Security or otherwise affiliated with us and who does not receive any direct or indirect benefit from us. The other members of the Crosby Board of Directors are two of our officers. None of the Crosby directors has any ownership or interest in Crosby or its profits or assets, and with the exception of the independent director, none of the directors are compensated for serving as a director of Crosby. The Crosby

Board of Directors manages the operations of Crosby, but neither the Crosby Board nor either of the members of Crosby has the power to cause Crosby to engage in any business other than holding shares of VeriSign common stock, the Forwards and the VDF and performing its obligations under the Forwards and the VDF contracts.

      At December 31, 2001 Crosby held 2,027,325 shares of VeriSign and the VDF contract. Crosby has no liability or obligation to its members or to the counterparty to the VDF contract other than delivery of shares of VeriSign common stock to the counterparty upon maturity of the VDF contract and distribution of cash proceeds, if any, to its members. We are not responsible for any of the financial obligations of Crosby to its creditors. After settlement of the VDF and distribution of cash proceeds, if any, Crosby will dissolve. Additional information on our investment in Crosby Finance, LLC may be found in Note 3 of the Notes to Consolidated Financial Statements.

      The RSA Capital segment competes for investment opportunities with investment companies, venture capital firms, incubators and other investors who may have the ability to devote greater financial resources to investments than we do or who may be able to offer greater strategic support to companies in which they invest than we can.

      Our RSA Capital segment includes NEST, through which we focused on investigating, developing and nurturing new ideas and technologies into operational businesses. Revenues earned of $0.1 million and expenses incurred of $6.5 million in connection with NEST include general and administration expenses, as well as the operations of 3-G International, Inc. and Transindigo Inc. Over the first three quarters of 2002 and as part of the elimination of the RSA Capital segment, we intend to merge the NEST operations into our e-Security Solutions segment.

      Additional information on our industry segments may be found in Note 13 of the Notes to Consolidated Financial Statements.

EXECUTIVE OFFICERS OF RSA SECURITY

      Our executive officers are:

Name	Age	Position

Arthur W. Coviello, Jr.	48	Chief Executive Officer, President and Director
Charles R. Stuckey, Jr.	59	Chairman of the Board of Directors
John F. Kennedy	53	Chief Financial Officer, Senior Vice President, Finance and Operations, and Treasurer
William L. McQuaide	43	Senior Vice President, Marketing
Scott T. Schnell	44	Senior Vice President, Sales, Marketing and Corporate Development
Margaret K. Seif	41	Senior Vice President, General Counsel and Secretary
Joseph Uniejewski	48	Senior Vice President, Engineering and Technical Services
Vivian M. Vitale	48	Senior Vice President, Human Resources

      Mr. Coviello has served as our Chief Executive Officer since January 2000, President since March 1999, Executive Vice President from September 1995 to March 1999, Chief Operating Officer from January 1997 to March 1999 and Chief Financial Officer and Treasurer from October 1995 to August 1997. Before joining us, Mr. Coviello served in various capacities with CrossComm Corporation, a developer of internetworking products, and as its Chief Operating Officer and Chief Financial Officer from March 1992 to January 1994.

      Mr. Stuckey has served as our Chairman of the Board of Directors since July 1996, President from January 1987 to March 1999, and Chief Executive Officer from March 1987 to January 2000. Mr. Stuckey also serves as a member of the Board of Directors of MatrixOne Inc.

      Mr. Kennedy joined us as Chief Financial Officer, Senior Vice President, Finance and Treasurer in August 1999 and was appointed Senior Vice President, Finance and Operations in October 2000. Before

joining us, Mr. Kennedy was Chief Financial Officer of décalog, NV, a developer of enterprise investment management software, from 1998 to 1999. From 1993 to 1998, he served as Vice President of Finance, Chief Financial Officer and Treasurer of Natural MicroSystems Corporation, a telecommunications company. Mr. Kennedy also serves as a member of the Boards of Directors of Harvard BioScience, Inc. and Net Perceptions, Inc.

      Mr. McQuaide joined us as Director of Marketing Programs in May 1997. He was appointed Vice President, Product Management in October 1999 and Senior Vice President, Marketing in January 2002. Before joining us, Mr. McQuaide held a number of positions, including Senior Marketing Manager for technical workstations and servers, at Hewlett-Packard Company from August 1993 to April 1997.

      Mr. Schnell joined RSA Data Security, Inc., which we acquired in July 1997, as Vice President of Marketing in March 1996. He was appointed our Senior Vice President, Marketing in July 1998, Senior Vice President, Marketing and Corporate Development in October 2000 and Senior Vice President, Sales, Marketing and Corporate Development in January 2002. Before joining RSA Data Security Inc., Mr. Schnell was Vice President, Marketing of Photonics Corporation, a provider of wireless network solutions, from June 1994 to July 1995 and prior to that held a number of positions, including Director of Sales, AppleSoft Software, and Director and General Manager of the electronic software retail unit at Apple Computer, Inc.

      Ms. Seif joined us as General Counsel in March 1998. She was appointed Vice President and Secretary in June 1998 and Senior Vice President in January 2000. Before joining us, Ms. Seif was Vice President and General Counsel of Firefly Network, Inc., a personal information software company, from 1996 to 1998. In November 1993, Ms. Seif joined Ziff-Davis Publishing Company as Senior Corporate Counsel. Through several combinations, Ziff-Davis Publishing Company became AT&T’s New Media Services division, where Ms. Seif served as Vice President — Legal Affairs until 1996.

      Mr. Uniejewski joined us as Vice President of Product Marketing in October 1998. He was appointed Senior Vice President, Engineering in October 1999, Senior Vice President, Engineering and Customer Support in October 2000 and Senior Vice President, Engineering and Technical Services in January 2002. Before joining us, Mr. Uniejewski served in various positions at Gradient Technologies, including Vice President of Engineering from 1996 to 1998. From 1994 to 1996 he served as Director of Marketing of Cisco Systems’ ATM business unit.

      Ms. Vitale joined us as Director of Human Resources in June 1996. She was appointed our Vice President, Human Resources in April 1997 and our Senior Vice President, Human Resources in January 2000. Before joining us, Ms. Vitale served as Director of Employment and Employee Relations at New England Business Services, a provider of business and computer forms, checks and promotional products for small businesses, from July 1994 to June 1996.

EMPLOYEES

      At February 28, 2002, we employed 1,218 employees. Of these employees, approximately 441 were involved in sales and marketing, 395 were involved in research and development, 144 in customer service and support, 124 in administrative, human resources and finance, 68 in information technology, and 46 in production. Of the research and development and administrative employees, approximately 9 employees are devoted to our RSA Capital segment. No employees are covered by any collective bargaining agreements. We believe that our relationships with our employees are good.

ITEM 2.     PROPERTIES

      Our principal administrative, sales and marketing, research and development and support headquarter facilities aggregate approximately 328,000 square feet of office space and are located in Bedford, Massachusetts under non-cancelable fifteen year leases expiring in December 2017. We entered into the operating lease agreements in November 2000 for these facilities and moved into the new facilities in February 2002. Our former headquarter facilities aggregate approximately 203,000 square feet of office space and are located in Bedford, Massachusetts under non-cancelable ten year leases expiring in 2008. We also lease approximately

56,000 square feet of office space for research and development and sales and marketing in San Mateo, California under non-cancelable ten-year leases expiring in 2008. During 2001, we began leasing administration and manufacturing facilities in Shannon, Ireland aggregating approximately 18,750 square feet, which serves as our distribution center for international sales. In addition, we lease facilities for administration, field sales, research and development and customer support throughout the United States, Canada, Japan, Asia, Australia and Europe.

      We are actively looking to sublease our former headquarters and other excess facilities that aggregate approximately 250,000 square feet of office space. During 2001, we recorded restructuring charges, included in which was approximately $9.4 million representing up to eighteen months of minimum lease payments due under certain excess facilities lease agreements, impaired leasehold improvements, and other associated facilities expense. Based upon current economic conditions, we expect to be able to enter into sublease agreements for our excess facilities within the next eighteen months. We have existing sublet agreements with third parties for approximately 60,000 square feet of our excess facilities at various locations, which expire at various times through June 2003.

      During 2000, we purchased an approximately 31,000 square foot office building in Bracknell, United Kingdom. This building is used for our United Kingdom operations.

ITEM 3.     LEGAL PROCEEDINGS

      On or about February 2, 2001, Leon Stambler filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., First Data Corporation, Openwave Systems Inc., and Omnisky Corporation, Case Number 01-0065. In September 2001, Mr. Stambler amended his complaint to add Certicom Corp. as an additional defendant. In his complaint, Mr. Stambler alleges that certain products marketed by each of the defendants infringe various patents that he owns, and he seeks unspecified damages as well as a preliminary and permanent injunction enjoining the defendants from infringing the claims asserted. It is possible those other defendants who are our licensees will seek indemnification from us for these claims pursuant to the licenses in effect between those defendants and us. The litigation is currently in the discovery phase. Although we believe that Mr. Stambler’s claims are without merit and we intend to defend the lawsuit vigorously, we cannot predict the ultimate outcome of this matter. However, we believe that the disposition of this matter will not have a material adverse effect on our continuing operations and consolidated financial position.

      On or about July 17, 2001, Digital Privacy, Inc. filed a complaint for patent infringement in the U.S. District Court for the Eastern District of Virginia against RSA Security, Case Number 2:01cv529. In its complaint, Digital Privacy alleges that certain products of 3-G International, Inc., a private company that RSA Security acquired in May 2001, infringe various patents that Digital Privacy owns, and Digital Privacy seeks unspecified damages as well as a permanent injunction enjoining us from infringing the claims asserted. The litigation is currently in the discovery phase. We believe that Digital Privacy’s claims are without merit, and we intend to defend the lawsuit vigorously. We are entitled to indemnification for the costs and expenses of this lawsuit, including attorneys’ fees, any settlement amount and the amount of any damages ultimately determined by the court, from a $3.0 million escrow fund set aside from our purchase of 3-G International in May 2001. We believe that the disposition of this matter will not have a material adverse effect on our continuing operations and consolidated financial position.

      By notice dated January 23, 2002, the Securities and Exchange Commission notified us that it is conducting a formal investigation of (1) our disclosure of a change in our method for estimating our distributor revenue, and (2) trading in our common stock. This matter is currently in the fact-gathering phase. We are cooperating fully with the investigation. We cannot accurately predict the outcome of this matter.

      From time to time, we have been named as a defendant in other legal actions arising from our normal business activities, which we believe will not have a material adverse effect on us or our business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5.     MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The following sales prices have been adjusted to reflect our three-for-two stock split effected as a dividend on our common stock in March 2001. Our common stock has been trading on The Nasdaq National Market under the symbol “RSAS” (formerly “SDTI”) since our initial public offering on December 14, 1994. The following table sets forth for the fiscal periods indicated the high and low sales prices per share of our common stock as reported on The Nasdaq National Market.

	High	Low

2000
First Quarter	$62.04	$33.42
Second Quarter	$48.33	$25.92
Third Quarter	$53.33	$27.25
Fourth Quarter	$40.33	$23.50

	High	Low

2001
First Quarter	$44.33	$23.25
Second Quarter	$37.94	$18.44
Third Quarter	$31.30	$12.87
Fourth Quarter	$17.90	$6.79

      There were 350 stockholders of record of our common stock as of February 15, 2002. We estimate that we have a total of approximately 38,000 stockholders, including stockholders who hold their shares in “street name.”

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

      Recent Sales of Unregistered Securities — On October 17, 2001, October 29, 2001 and November 5, 2001, we issued to several institutional investors 7% convertible subordinated debentures due October 17, 2004 with an aggregate principal amount of $80.0 million, together with warrants to purchase an aggregate of 873,045 shares of our common stock. The holders of the warrants issued with the debentures may exercise the warrants at any time until October 17, 2006 at an exercise price of $13.745 per share. The debentures mature on October 17, 2004, at which time the principal amount plus any unpaid interest comes due, unless the debentures are earlier redeemed by us or converted into shares of our common stock by the holders. At any time and at their option, each holder may convert any outstanding debentures into our common stock at a conversion price of $13.745 per share. Conversion of all of the outstanding debentures would result in the issuance of 5,820,298 shares of our common stock. The conversion price of the debentures and the exercise price of the warrants may be adjusted under certain circumstances, such as events that would cause dilution of the debenture holders’ interest. We may redeem all or a portion of the debentures for cash at any time on or after October 17, 2002 as long as the arithmetic average of the weighted average price of our common stock on each trading day during the fifteen trading day period immediately prior to the election to redeem is at least 150% of the conversion price. Interest on the debentures is payable in cash semi-annually on January 1 and July 1 of each year at a fixed rate of 7% per annum. The debentures are unsecured and are subordinated to all existing and future senior indebtedness. The agreements governing the convertible debentures contain covenants restricting our ability to incur and guarantee additional debt. The covenants limit the amount of debt we may incur to the lesser of 30% of our consolidated stockholders’ equity or a total of $180.0 million including the balance of the 7% convertible debentures outstanding.

      The issuances of the debentures and warrants were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Each transaction was privately negotiated, and each purchaser of debentures and warrants was an accredited investor and qualified institutional buyer. We made no public offering or public solicitation in the placement of these securities.

ITEM 6.     SELECTED FINANCIAL DATA

	Years Ended December 31,

	2001	2000	1999	1998	1997
(In thousands, except per share data)
Statement of Operations Data
Revenue
Products	$222,382	$238,027	$190,736	$154,092	$127,683
Maintenance and professional services	60,338	42,164	27,388	17,242	12,947

Total revenue	282,720	280,191	218,124	171,334	140,630

Cost of revenue
Products	38,226	33,158	30,813	30,890	22,512
Maintenance and professional services	28,456	21,825	14,348	9,891	6,192

Total cost of revenue	66,682	54,983	45,161	40,781	28,704

Gross margin	216,038	225,208	172,963	130,553	111,926
Costs and expenses
Research and development	58,345	45,032	37,640	31,981	27,180
Marketing and selling	122,915	102,788	89,943	66,788	41,926
General and administrative	39,127	35,409	27,261	19,007	17,171
Merger and integration	—	—	—	2,600	5,700
Restructurings	19,956	(2,079)	11,350	—	—
Amortization of goodwill and intangibles	14,452	—	—	—	—
In process research and development	7,891	—	—	—	—
Legal settlement	—	—	—	1,872	—

Total	262,686	181,150	166,194	122,248	91,977

Income (loss) from operations	(46,648)	44,058	6,769	8,305	19,949
Interest income and other	7,660	12,864	10,007	8,676	6,273
Interest expense	(1,800)	—	—	—	—
Income from investing activities	40,836	272,853	285,952	35,427	4,264

Income before provision for income taxes	48	329,775	302,728	52,408	30,486
Provision for income taxes	2,555	124,012	118,982	23,571	13,324
Minority interests	—	—	16	578	(114)

Net (loss) income	$(2,507)	$205,763	$183,762	$29,415	$17,048

Basic (loss) earnings per share(1)
Per share amount	$(0.04)	$3.50	$3.13	$0.48	$0.29

Weighted average shares	56,259	58,051	58,757	61,363	58,434

Diluted (loss) earnings per share(1)
Per share amount	$(0.04)	$3.21	$2.92	$0.46	$0.28

Weighted average shares	56,259	58,051	58,757	61,363	58,434

Effect of dilutive equity instruments	—	5,976	4,213	2,382	2,538

Adjusted weighted average shares	56,259	64,027	62,970	63,745	60,972

	December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Balance Sheet Data
Cash, cash equivalents and marketable securities	$63,120	$335,102	$1,383,281	$158,236	$164,659
Working capital	66,616	305,667	553,307	180,885	178,348
Total assets	509,114	592,741	1,512,124	280,855	233,975
Long term obligations	76,102	—	—	—	—
Stockholders’ equity	353,413	481,004	611,024	242,720	200,653

(1)	Per share and share amounts have been adjusted to reflect the three-for-two stock split effected as a dividend in March 2001.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For purposes of these Acts, any statement that is not a statement of historical fact may be a forward-looking statement. For example, statements containing the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions may be forward-looking statements. However, we caution investors not to place undue reliance on any forward-looking statements in this Report because these statements speak only as of the date when made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including without limitation the factors set forth below under the caption “Certain Factors That May Affect Future Results.” All references to common stock and per share amounts have been adjusted on a retroactive basis to reflect the three-for-two common stock split effected as a dividend on our common stock in March 2001.

      We are a leading provider of electronic security (“e-security”) solutions. Our products are designed to help organizations ensure the authenticity of the people, devices and transactions involved in electronic business (“e-business”). We believe that through our four product lines we directly address the most critical e-security requirements for e-business. We sell our two-factor user authentication, Web access management, encryption and digital certificate management products and solutions to corporate (“Enterprise”) users seeking turnkey security solutions, and to original equipment manufacturers and developers (“Developers”) seeking software development components for embedding security in a range of software applications or hardware devices. In September 2001, we acquired Securant Technologies, Inc. (“Securant”), a privately held company that developed the award-winning ClearTrust Web access management solution. The Web access management solution is designed to expand the number and types of users who can access networks, applications and Web sites, and at the same time, is designed to consolidate numerous Web sites under a comprehensive portal management system. As a result of the Securant acquisition, we established the RSA ClearTrust® Web access management solution as our fourth product line.

      We conduct our business in two segments: e-Security Solutions and RSA Capital. Through our e-Security Solutions segment, we derive our operating revenue primarily from two distinct product groups: Enterprise solutions, which includes RSA SecurID® authenticators, RSA ACE/ Server®software, RSA ClearTrust software, RSA Keon® software, and maintenance and professional services, and Developer solutions, which includes RSA BSAFE® cryptographic software and protocol products, RSA Keon components, and maintenance and professional services.

      Typically, our Enterprise solutions customers place an initial order for a limited number of users, for either our RSA SecurID authenticators or any of our software products. As the use of our products grows within the enterprise our customers place additional orders with us to add more users. As authenticators expire, typically three to four years after initial purchase, additional replacement authenticators are ordered. In most cases the customer will also enter into a customer support agreement with us at the time of initial purchase and renew this support agreement annually. We typically base our RSA ACE/ Server, RSA Keon and RSA ClearTrust software license fees on the number of users authorized under each customer’s license.

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

      Our direct sales to our customers in countries outside of the United States are denominated in U.S. dollars and local currency with the majority of our sales denominated in U.S. dollars. Our sales through indirect distribution channels are generally denominated in U.S. dollars. For countries outside the United States, we generally pay our operating expenses in local currency. Where we do invoice customers in local currency, we are exposed to foreign exchange rate fluctuations from the time of invoice until collection occurs. We are also exposed to foreign currency fluctuations between the time we collect in U.S. dollars and the time we pay our operating expenses in local currency. Fluctuations in currency exchange rates could affect the profitability and cash flows in U.S. dollars of our products sold in international markets.

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

      In January 2000, we formed our RSA Capital segment to make synergistic investments in both external and internal activities and technologies. We formed the RSA Capital segment during a period in which we perceived a favorable investment climate. With the general weakening of the global economy during 2001 we believe the investment climate has changed, and therefore we plan to eliminate the RSA Capital segment during 2002.

      Our RSA Capital segment consists of our investment activities and our New Emerging Security Technologies group, or NEST. Through our investment activities, we have historically made investments primarily in equity instruments of e-businesses and other technology companies. At December 31, 2001 we held investments in 11 private companies which we account for under the cost method. When we hold investments in public companies, we account for them as available for sale marketable securities, provided our ownership does not exceed 20%. Also included in our investment activities is RSA Ventures, our venture capital fund, in which we had invested $34.8 million as of December 31, 2001. During the fourth quarter of 2001, we reduced the amount of our subscription to invest in RSA Ventures from $100.0 million to $50.2 million, leaving a remainder of $15.4 million that we may invest, at our sole discretion, over the ten year life of RSA Ventures. We currently do not intend to use this amount for new investments, but only for follow on investments in companies in which RSA Ventures has already invested. Expenses incurred in connection with our investment activities are primarily for general and administration and management and professional fees.

      Some of our employees and directors have also invested in the general partner of RSA Ventures, including Charles R. Stuckey, Jr. and James K. Sims, members of our Board of Directors, and five former employees including the managing director of RSA Ventures. Mr. Stuckey invested approximately $11 thousand in the general partner, Mr. Sims invested approximately $7 thousand and the five employees invested a total of approximately $70 thousand. None of the investors received any proceeds or profits from this entity during 2001. In December 2001, in connection with the reduction of the investing activities of RSA Ventures, the interest in gains from the general partner that each of Messrs Stuckey and Sims would be entitled to receive in the future following a return of their invested capital was reduced to less than one one thousandth of a percent.

      In addition and as part of our RSA Capital segment, we also hold an interest in Crosby Finance, LLC (“Crosby”), a qualified special purpose entity. Crosby was established specifically to own the shares of VeriSign common stock, three forward contracts (“Forwards”) and one variable delivery forward (“VDF”) contract, which we contributed to Crosby on November 27, 2000. We have the right to appoint the members of the Board of Directors of Crosby, one of whom is required to be an independent director who is not an employee, director or stockholder of RSA Security or otherwise affiliated with us and who does not receive any direct or indirect benefit from us. The other members of the Crosby Board of Directors are two of our officers. None of the Crosby directors has any ownership or interest in Crosby or its profits or assets, and with the exception of the independent director, none of the directors are compensated for serving as a director of

Crosby. The Crosby Board of Directors manages the operations of Crosby, but neither the Crosby Board nor either of the members of Crosby has the power to cause Crosby to engage in any business other than holding shares of VeriSign common stock, the Forwards and the VDF and performing its obligations under the Forwards and the VDF contracts.

      At December 31, 2001 Crosby held 2,027,325 shares of VeriSign and the VDF contract. Crosby has no liability or obligation to its members or to the counterparty to the VDF contract other than delivery of shares of VeriSign common stock to the counterparty upon maturity of the VDF contract in January 2006 and distribution of cash proceeds, if any, to its members. We are not responsible for any of the financial obligations of Crosby to its creditors. After settlement of the VDF and distribution of cash proceeds, if any, Crosby will dissolve. Information on our investment in Crosby Finance, LLC may be found in Note 3 of the Notes to Consolidated Financial Statements.

      Also included in our RSA Capital segment is NEST, though which we focused on investigating, developing and nurturing new ideas and technologies into operational businesses. Revenue earned and expenses incurred in connection with NEST include general and administration expenses, as well as the operations of 3-G International, Inc. (“3GI”) and Transindigo Inc (“Transindigo”). Over the first three quarters of 2002 and as part of the elimination of the RSA Capital segment, we intend to merge the NEST operations into our e-Security Solutions segment.

      Additional information on our industry segments may be found in Note 13 of the Notes to Consolidated Financial Statements.

Critical Accounting Policies

      The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, sales returns, allowance for doubtful accounts, investments, intangible assets, income taxes, financing operations, warranty obligations, restructurings, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, the actual results could differ from those estimates.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

      Revenue Recognition — We derive our revenue primarily from two sources: sales of products, including hardware and software licenses, and services, including maintenance, support and professional services. Significant management judgments and estimates must be made and used in connection with the revenue recognized in any reporting period. Material differences may affect the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates in establishing our allowance for sales returns.

      Revenue from sale of products is recognized in accordance with American Institute of Certified Public Accountants Statement of Position (“ SOP”) 97-2, “Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions,” as amended and interpreted. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. Revenue is reduced by provisions for estimated sales returns based on various factors including historical experience, and data analyzed by product line and customer’s industries.

      For all sales, we use a binding contract, purchase order or another form of documented agreement as evidence of an arrangement with the customer. Sales to our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis.

      We consider delivery to occur when we ship the product, so long as title and risk of loss have passed to the customer.

      At the time of a transaction, we assess whether the sale amount is fixed or determinable and whether collection is probable. If we determine the fee is not fixed or determinable, we recognize revenue when payment becomes due. We assess collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not probable, we do not record revenue until such time when collection becomes probable, which is generally upon the receipt of cash.

      In our arrangements with our customers, we generally do not include acceptance clauses, which would give the customer the right to accept or reject the product after we ship it. However, if an arrangement includes an acceptance provision, revenue is recognized upon the customer’s acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. Beginning January 1, 2001 and as discussed below, for sales to distributors who have only limited return rights, revenue is generally recognized at the time of shipment, and a sales return reserve is recorded to provide for estimated product returns.

      Our stocking distributor program began in 1997. All of our products are sold to stocking distributors, with authentication products comprising most sales. Our stocking distributors purchase our products, take title upon shipment and resell the products to their customers. Stocking distributors have contractual rights of return for stock rotation purposes of generally 10% to 20% of their purchase volume. Prior to January 1, 2001 we believed we lacked sufficient data to reasonably estimate returns from stocking distributors and therefore we recognized revenue upon evidence of a sale to the end user. By the beginning of 2001, we had sufficient data to reasonably estimate stocking distributor returns and we determined that historically, actual return volumes have averaged less than 5% of stocking distributor purchase volume. Based on this experience and the criteria set out in Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition when Right of Return Exists,” we began recognizing revenue upon shipment of product to the stocking distributors, net of estimated returns. Our revenue recognized from sales to stocking distributors in 2001 increased by $3.0 million due to this change in estimate. The increase in recognized revenue of $3.0 million resulted in a decrease to net loss of $2.0 million and a decrease to diluted loss per share of $0.04 for the year ended December 31, 2001. Stocking distributor purchases in 2001 were $42.2 million and stocking distributor sales to their customers were $39.2 million.

      When arrangements contain multiple elements and vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we recognize revenue for the delivered elements using the residual method. Our determination of fair value of each of the undelivered elements in multi-element arrangements is based on VSOE of fair value. VSOE of fair value for each element is either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately. For arrangements containing multiple elements wherein VSOE of fair value does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until VSOE of fair value exists or all elements have been delivered.

      Maintenance service revenue, whether sold separately or as part of a multiple element arrangement, is deferred and recognized ratably over the term of the maintenance contract, generally twelve months. Revenue allocated to professional service elements is recognized as the services are performed.

      Allowance for Sales Returns — We record allowances for estimated sales returns and allowances on product and service related revenue in the same period as the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data, current economic trends, product line and customer industry and other known factors. Our historical experience with sales returns varies by product line depending on the customer’s industries and markets. Sales returns of all products have historically been lower in established markets and higher in newer technology and geographic markets. We must make significant judgments and estimates in connection with establishing the allowances for estimated sales returns in any reporting period. Material differences may result in the amount and timing of our revenue for any reporting period if actual sales returns and allowances exceed our estimates.

      Allowance for Doubtful Accounts — We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on our financial position and results of operations. We recorded provisions for doubtful accounts of $6.2 million, $2.9 million and $0.6 million for the years ended December 31, 2001, 2000 and 1999, respectively, which have been included in our statements of operations.

      Valuation of Goodwill and Other Intangible Assets — In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. This evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. Fair value is determined generally based on discounted cash flows. Any such impairment charge could be significant and could have a material adverse effect on our consolidated financial position and results of operations. At December 31, 2001, we had approximately $223 million of goodwill and other intangible assets which accounted for approximately 44% of our total assets.

      As a result of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 we are required to analyze our goodwill and other intangible assets for impairment issues during the first six months of 2002, and on a periodic basis thereafter. During the year ended December 31, 2001 we did not record any impairment charges related to goodwill and other intangible assets.

      Long Term Investments — Our long term investments include investments in preferred and common stock of privately held companies and our interest in Crosby Finance, LLC, a qualified special purpose entity. At December 31, 2001 we had approximately $33.5 million of long term investments which included $26.5 million for investments in preferred and common stock of privately held companies and $7.0 million for our interest in Crosby. The fair value of our long-term investments depends on the performance of the companies in which we have invested, as well as volatility inherent in the external markets for these investments. In assessing potential impairment for these investments we consider these factors as well as the forecasted financial performance of the companies in which we have invested. If these forecasts are not met we may have to record additional impairment charges that we have not previously recognized. The recoverability of long-lived assets is assessed by comparing the undiscounted cash flows expected to be generated by the assets to the carrying value of the assets. If the sum of the undiscounted cash flows is less than the carrying value of the assets, we must recognize an impairment charge. During the year ended December 31, 2001, we recognized approximately $7.2 million of impairment losses related to our long-term investments.

      We account for our investment in Crosby under Emerging Issues Task Force (“EITF”) Issue No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” We are carrying our interest at fair value with all changes in fair value reported in income from investing activities. Fair value is being determined based on the fair value of Crosby’s right to potentially receive additional cash proceeds under the VDF. Our remaining investment in Crosby has a fair value of $7.0 million at December 31, 2001, and is recorded in investments as a long term assets. Should our investment in Crosby become worthless, we would incur a pretax charge of $7.0 million, which would be included in the statement of operations.

      Deferred Taxes — Deferred tax assets and liabilities are measured using the statutory tax rates and laws expected to apply to taxable income in the years in which the temporary difference are expected to reverse. We record valuation allowances to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for the valuation allowance. If we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset may increase income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset may be charged to income in the period such determination was made. During 1998 and in connection with our acquisition of DynaSoft in 1997, we recorded a $25.5 million valuation allowance, reducing a deferred tax asset to an amount that management believed was more likely than not to be realized. During 2000 we reversed this valuation allowance due to revised estimates of what management believes will more likely than not be realized. During 2001 we recorded a $29.0 million valuation allowance, primarily related to acquisition related net operating loss carryforwards, reducing a deferred tax asset to an amount that management believes will more likely than not be realized. Tax benefits relating to the acquisition related net operating loss carryforwards valuation allowance realized in the future will reduce the carrying value of the goodwill and other intangible assets which arose from the acquisitions completed during 2001.

      Restructurings — During 2001 and 1999 we commenced consolidation of certain operations in order to enhance operational efficiency, and recorded significant restructuring charges in connection with these consolidations. Restructuring charges were $20.0 million and $11.4 million for the years ended December 31, 2001 and 1999, respectively. During 2000 we reversed $2.1 million of restructuring charges recorded during 1999 due to revised estimates of facility exit costs. Facility exit costs included in these restructuring charges represent up to eighteen months of estimated shortfalls of sublease rental income compared to minimum lease payments due under certain excess facilities lease agreements, impaired leasehold improvements, and other associated facilities expense. Estimates related to sublease income are based on assumptions regarding the period required to locate and contract with suitable subleasees and sublease rates which can be achieved using market trend information analysis. If the assumptions for these estimates change due to changes in the market, the ultimate restructuring expenses for these facilities could vary by material amounts.

Results of Operations

      The following table sets forth certain consolidated financial data as a percentage of total revenue:

	Years Ended December 31,

	2001	2000	1999

Revenue
Products	78.7%	85.0%	87.4%
Maintenance and professional services	21.3	15.0	12.6

Total revenue	100.0	100.0	100.0

Cost of revenue
Products	13.5	11.8	14.1
Maintenance and professional services	10.1	7.8	6.6

Total cost of revenue	23.6	19.6	20.7

Gross margin	76.4	80.4	79.3
Costs and expenses
Research and development	20.6	16.1	17.3
Marketing and selling	43.5	36.7	41.2
General and administrative	13.8	12.6	12.5
Restructurings	7.1	(0.7)	5.2
Amortization of goodwill and intangible assets	5.1	—	—
In process research and development	2.8	—	—

Total	92.9	64.7	76.2
Income (loss) from operations	(16.5)	15.7	3.1
Interest income and other	2.7	4.6	4.6
Interest expense	(0.6)	—	—
Income from investing activities	14.4	97.4	131.1

Income before provision for income taxes	0.0	117.7	138.8
Provision for income taxes	0.9	44.3	54.6

Net (loss) income	(0.9)%	73.4%	84.2%

     2001 Compared with 2000

     Revenue

      The following table sets forth the amount, percentage of total revenue and percentage increase (decrease) of our revenue by product group, product type and product line for the years ended December 31, 2001 and 2000:

	Year Ended		Year Ended
	December 31, 2001		December 31, 2000		Percentage
					Increase
	Revenue	Percentage	Revenue	Percentage	(Decrease)

	($ in millions)
Product group:
Enterprise solutions	$229.2	81.1%	$211.8	75.6%	8.2%
Developer solutions	53.5	18.9%	68.4	24.4%	(21.8%	)

Total	$282.7	100.0%	$280.2	100.0%	0.9%

Product type:
Authenticators	$118.8	42.1%	$114.6	40.9%	3.7%
Software products	103.6	36.6%	123.4	44.0%	(16.1%	)
Maintenance and professional services	60.3	21.3%	42.2	15.1%	42.9%

Total	$282.7	100.0%	$280.2	100.0%	0.9%

Product line:
Authentication products	$199.4	70.5%	$189.6	67.7%	5.2%
Encryption products	40.1	14.2%	62.7	22.4%	(36.0%	)
Digital certificate management products	39.4	13.9%	27.9	9.9%	41.2%
Web access management products	3.8	1.4%	—	—	100.0%

Total	$282.7	100.0%	$280.2	100.0%	0.9%

      The following table sets forth information regarding our total revenue grouped by regional area:

	Year Ended		Year Ended
	December 31, 2001		December 31, 2000		Percentage
					Increase
	Revenue	Percentage	Revenue	Percentage	(Decrease)

	($ in millions)
The Americas	$172.5	61.0%	$187.1	66.8%	(7.8%)
Europe	81.8	28.9%	71.5	25.5%	14.4%
Asia Pacific	28.4	10.1%	21.6	7.7%	31.5%

Total	$282.7	100.0%	$280.2	100.0%	0.9%

      Enterprise solutions product group revenue increased and Developer solutions product group revenue decreased in 2001 as compared to 2000, which resulted in total revenue for 2001 which was approximately the same as the total revenue for 2000. Revenue earned in connection with our RSA Capital segment was $68 thousand for 2001, all of which was attributable to our NEST group. In September 2001 we acquired Securant Technologies, Inc. a privately held company that developed and delivered the ClearTrust Web access management solutions. In the fourth quarter of 2001, as a result of the Securant acquisition, we established the RSA ClearTrust Web access management solution as our fourth product line, which generated revenue of $3.8 million for 2001.

      Our stocking distributor program began in 1997. All of our products are sold to stocking distributors, with authentication products comprising most sales. Our stocking distributors purchase our products, take title upon shipment and resell the products to their customers. Stocking distributors have contractual rights of return for stock rotation purposes of generally 10% to 20% of their purchase volume. Prior to January 1, 2001 we believed we lacked sufficient data to reasonably estimate returns from stocking distributors and therefore we recognized revenue upon evidence of a sale to the end user. By the beginning of 2001, we had sufficient data to reasonably estimate stocking distributor returns and we determined that historically, actual return volumes have averaged less than 5% of stocking distributor purchase volume. Based on this experience and the criteria set out in SFAS No. 48, “Revenue Recognition when Right of Return Exists,” we began recognizing revenue upon shipment of product to the stocking distributors, net of estimated returns. Our revenue recognized from sales to stocking distributors in 2001 increased by $3.0 million due to this change in estimate. The increase in recognized revenue of $3.0 million resulted in a decrease to net loss of $2.0 million and a decrease to diluted loss per share of $0.04 for the year ended December 31, 2001. Stocking distributor purchases in 2001 were $42.2 million, and stocking distributor sales to their customers were $39.2 million.

      We believe that our revenue grew at a slower rate in 2001 than it has done historically, not because of competitive pressures, but instead due to the general weakening of the global economy. We believe impacts of the general weakening of the global economy and the hesitant economic climate after the September 11th terrorist attacks include decreases in spending by corporate information technology departments and decreases in spending by software developers. We also believe developer spending decreased substantially with the fall off in venture investing after the collapse of many “dot.com” companies. We believe the increase in service revenue can primarily be attributed to increased maintenance revenue due to an increase in the number of installed users over the past several years. We believe that the slight increase in revenue for 2001 over 2000, despite the current economic climate, is an indication of the continuing and renewed importance of e-security solutions to the online economy and is also in part due to our product line synergies which enable us to sell additional products to existing customers. We believe total revenue will increase in 2002 as compared to 2001; however we expect the rate of increase to be significantly lower than rates of increase achieved in the previous three years.

      The number of RSA SecurID authenticator units sold increased 3.3% in 2001 to 2.7 million from 2.6 million in 2000. The average selling price per authenticator unit decreased 0.5% in 2001 to $43.45 from $43.68 in 2000. The increase in number of units sold combined with the decrease in the average selling price per unit contributed to the increase in RSA SecurID authentication product line revenue of 5.2% in 2001 to $199.4 million from $189.6 million in 2000. We believe that the revenue generated from our authenticator product line continues to provide steady overall growth for us, and our RSA Keon product line has shown growth in emerging PKI markets, despite the weakened global economy.

      We believe that the decrease in Developer revenue can be attributed to the weakened global economy, a decrease in new software development companies and the availability of free, “open source” products that compete with our RSA BSAFE product line. We expect Developer revenue in 2002 to decrease significantly as compared to Developer revenue in 2001.

      Our strong revenue growth in international markets combined with a 7.8% decrease in Americas revenue contributed to the increase in international revenue as percentage of total revenue for 2001. We believe that a portion of our increase in international revenue is due to our growing penetration of international markets, and we believe that international revenue will continue to increase as the demand for our products continues to mature internationally.

     Gross Profit

      Our total gross profit decreased 4.1% in 2001 to $216.0 million from $225.2 million in 2000. Total gross profit was 76.4% for 2001 versus 80.4% for 2000. The gross profit from sales of products was 82.8%, or $184.2 million for 2001 versus 86.1%, or $204.9 million for 2000. The decrease in total gross profit and gross profit from sales of products for 2001 as compared to 2000 can be primarily attributed to lower than anticipated revenue due to the general weakening of the global economy, combined with the write off of prepaid license fees of $5.2 million during the first quarter of 2001. These prepaid license fees were expensed to cost of product revenue when it was determined that they have no future value to us as a result of our acquisition of Xcert International, Inc. (“Xcert”) in February 2001. The total gross profit on maintenance and professional services was 52.8%, or $31.9 million for 2001 versus 48.2%, or $20.3 million for 2000. The increase in gross profit from maintenance and professional services in 2001 can be primarily attributed to increased maintenance revenue due to an increase in the number of installed users over the past several years. Included in total gross profit from maintenance and professional services for 2001 was $0.4 million of cost of maintenance and professional services revenue incurred in connection with our RSA Capital segment.

     Research and Development

      Total research and development expenses increased 29.6% in 2001 to $58.3 million from $45.0 million in 2000, and represented 20.6% of total revenue for 2001. For 2001 as compared to 2000 approximately $5.5 million of the increase in research and development expenses was from increased payroll and overhead expenses associated with an increased workforce and additional facilities and approximately $5.3 million of the increase was from the addition of expenses associated with the operations of Xcert and Securant. Included in total research and development expenses for 2001 was approximately $2.5 million of research and development expenses associated with our RSA Capital segment, all of which were attributable to our NEST group. Research and development expenses for our NEST group related primarily to payroll expenses for engineers employed in connection with the development of our Transindigo and 3GI products. Over the first three quarters of 2002 and as part of the elimination of the RSA Capital segment, we intend to merge the NEST operations into our e-Security Solutions segment.

     Marketing and Selling

      Total marketing and selling expenses increased 19.6% in 2001 to $122.9 million from $102.8 million in 2000, and represented 43.5% of total revenue for 2001. For 2001 as compared to 2000 approximately $5.7 million of the increase in marketing and selling expenses resulted from increased overhead expenses related to additional facilities, and approximately $3.4 million of the increase related to increased overhead costs allocated to sales and marketing expenses, approximately $1.7 million of the increase resulted from increased payroll expenses associated with an increased workforce and approximately $3.3 million of the increase was from increased spending on marketing programs including $1.0 million from the write off of costs in connection with the cancellation of the RSA Conference Europe. In addition, approximately $4.2 million of the increase in marketing and selling expenses for 2001 related to increased provisions for bad debts. Approximately $5.7 million of the increase was from the addition of expenses associated with operations of Xcert and Securant. These increases in marketing and selling expenses in 2001 as compared to 2000 were reduced by a decrease in commission expense of $4.4 million due to decreased revenue. Included in total marketing and selling expenses for 2001 was approximately $0.5 million of marketing and selling expenses associated with our RSA Capital segment, all of which was attributable to our NEST group. Marketing and selling expenses for our NEST group related primarily to payroll expenses in connection with the development of our Transindigo and 3GI products. Over the first three quarters of 2002 and as part of the elimination of the RSA Capital segment, we intend to merge the NEST operations into our e-Security Solutions segment.

     General and Administrative

      Total general and administrative expenses increased 10.5% in 2001 to $39.1 million from $35.4 million in 2000, and represented 13.8% of total revenue for 2001. Included in total general and administrative expenses were $7.3 million and $3.9 million for 2001 and 2000, respectively, of general and administrative costs associated with our RSA Capital segment, including its NEST group and investment activities. For 2001 as compared to 2000 approximately $3.4 million of the increase in total general and administrative expense was from costs associated with our RSA Capital segment, approximately $0.5 million of the increase was due to costs associated with Securant and Xcert. Approximately $1.0 million of the increase was due to increased legal costs, including approximately $0.5 million of legal settlement expense relating to the settlement of a securities class action suit, approximately $0.4 million of litigation expense in connection with patent litigation relating to the products of 3GI which we acquired in May 2001 and which expenses to defend are covered by an escrow account, and approximately $0.1 million of other legal expenses. These increases was partially offset by a decrease of approximately $1.2 million in payroll, overhead and consulting expenses. We expect general and administrative expenses to decrease in 2002 as compared to 2001 due to the elimination of the RSA Capital segment during 2002.

     Acquisitions

      During 2001, we completed four acquisitions, which were accounted for as purchases. The results of operations of the acquired companies have been included in the consolidated statement of operations for 2001 from their respective dates of acquisition. Costs related to these acquisitions are for investment banking, professional fees and other direct costs, including employee severance and facilities closure, and were recorded on the dates of acquisition and have been included in the allocation of the purchase prices.

      In September 2001 we acquired all of the capital stock of Securant, a privately held company that developed the ClearTrust Web access management solution, for an aggregate of $142.7 million in cash including acquisition costs. In May 2001 we acquired all of the capital stock of 3GI, a privately held company that developed smart card and biometric authentication products, and substantially all of the assets of Transindigo, a privately held company that developed real time Web access management software products, for an aggregate of $23.7 million in cash including acquisition costs. In February 2001 we acquired all of the capital stock of Xcert, a privately held company that developed digital certificate-based products for securing e-business transactions, for $69.1 million in cash, including acquisition costs, plus the assumption of all Xcert stock options.

      The purchase prices and costs of the Securant, 3GI, Transindigo and Xcert acquisitions were as follows:

			3GI and
	Securant	Xcert	Transindigo	Total
(In millions)
Cash paid to sellers or shareholders	$134.7	$63.8	$22.3	$220.8
Stock options assumed	—	3.1	—	3.1
Acquisition costs	8.0	5.3	1.4	14.7

Total purchase price	$142.7	$72.2	$23.7	$238.6

      Allocation of the purchase prices for all four acquisitions completed during 2001 were based on estimates of the fair value of the assets acquired and liabilities assumed based on preliminary independent appraisals. The allocations of purchase prices are subject to revision based on the final determination of appraised and other fair values. The purchase prices were allocated as follows:

	Estimated Fair Values

			3GI and		Life
	Securant	Xcert	Transindigo	Total	(in years)
(In millions)
Assets and liabilities, including cash	$(0.4)	$4.7	$6.8	$11.1
Goodwill — acquired before June 30, 2001(1)	—	53.8	11.8	65.6	7 years
Goodwill — acquired after June 30, 2001(1)	127.0	—	—	127.0	—
Intangible assets	19.6	18.6	5.4	43.6	1 to 7 years
Deferred tax liabilities, net	(7.3)	(7.4)	(1.9)	(16.6)
In process research and development	3.8	2.5	1.6	7.9

Total purchase price	142.7	72.2	23.7	238.6
Less: assumption of stock options	—	(3.1)	—	(3.1)
Less: cash acquired	(2.1)	(0.4)	(6.9)	(9.4)

Net cash paid	$140.6	$68.7	$16.8	$226.1

(1)	Goodwill acquired in acquisitions completed before June 30, 2001 was amortized on a straight-line basis over 7 years. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill acquired in acquisitions completed after June 30, 2001 is not amortized, but rather will be evaluated for impairment at least annually.

      In connection with these acquisitions, we incurred certain operating expenses which are included in the consolidated statement of operations for the year ended December 31, 2001. These operating expense items include the write off of prepaid license fees of $5.2 million, which is included in cost of product revenue, and stock option compensation expense of $0.8 million, which is included in cost of service revenue, research and development, marketing and selling and general and administrative expenses, in process research and development (“IPR&D”) of $7.9 million, and amortization of goodwill and intangible assets of $14.5 million.

      As a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, we discontinued amortizing goodwill from acquisitions completed before June 30, 2001 and will not record any amortization expense on goodwill after January 1, 2002. Goodwill amortization expense was approximately $7.7 million for the year ended December 31, 2001. We will continue to amortize other intangible assets with finite lives. At December 31, 2001, goodwill from acquisitions completed before June 30, 2001 was approximately $58.0 million, net of accumulated amortization and other intangible assets of approximately $20.0 million, net of accumulated amortization. We have reclassified approximately $8.3 million of intangible assets with indefinite lives relating to in-place workforce to goodwill as a result of the adoption of SFAS No. 142 on January 1, 2002. We expect to record amortization expense on other intangible assets of approximately $11.4 million during the year ending December 31, 2002. We do not anticipate taking an impairment charge on the remaining goodwill as a result of our adoption of SFAS No. 142.

      We used an independent appraiser to calculate the amounts allocated to assets and liabilities acquired including intangible assets and IPR&D. The independent appraiser used established valuation techniques accepted in the high technology industry, including the income method, which discounts expected future cash flows to present value, and the cost method, which uses replacement costs. These methods give consideration to relevant market sizes and growth factors, expected industry trends, product sales cycles, and the estimated lives of each of the product’s underlying technology. For IPR&D, consideration was also given to the projects’ stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development and the projected cost to complete the project.

      The acquired IPR&D consists of development projects through the respective dates of acquisition on the projects described below. IPR&D expense of $7.9 million in 2001 represents the write off of IPR&D of $3.8 million, $2.5 million, $1.0 million and $0.6 million in connection with the acquisitions of Securant, Xcert, 3GI and Transindigo, respectively. The amounts allocated to IPR&D projects were expensed in the quarter that the related acquisition was consummated because technological feasibility of the IPR&D projects had not been achieved and there were no alternative future uses.

      Estimated costs to complete associated with the IPR&D projects are for payroll and related overhead costs for engineers employed in the completion of these development projects. We would revise the estimate of remaining costs to be incurred should the projects fail to meet technological feasibility.

      The valuation of the IPR&D was determined using the income method. Revenue and expense projections as well as technology assumptions were prepared for 5 to 7 years based on information provided by the acquired companies’ management. Revenue projections for each IPR&D project were identified as revenue derived from products relying on current technology, if any, and revenue derived from projects relying on a new IPR&D project. Expense projections including cost of products sold and operating expenses varied depending on the IPR&D project. The discount rates used in the present value calculations were typically derived from a weighted average cost of capital, adjusted upward to reflect additional risks inherent in the development life cycle, and resulting in discount rates in a range of 30.0% — 35.0%, depending on the IPR&D project. The fair value of IPR&D was determined separately from all other acquired assets using the percentage of completion method. The percentage of completion ratios were estimated based on the estimated man hours remaining to complete each project versus total man hours estimated for each project to achieve technological feasibility. Management is responsible for estimates of the fair value of the IPR&D.

      The following table summarizes the nature, percentage complete, timing and estimated cost to complete for each IPR&D project as of December 31, 2001:

Release Date
		or	Estimated Cost
		Expected Release	to Complete at
Description of Project	% Complete	Date	December 31, 2001

Securant — ClearTrust Secure Control, version 4.7	90%	First quarter of 2002	$1.4 million
Xcert — Sentry Product Suite, version 5.7	N/A	Second quarter of 2001	—
Xcert — Other in process research and development projects	Various	Various	$0.8 million
3GI — Passage Desktop, version 3.2	N/A	Third quarter of 2001	—
Transindigo — Elara	30%	Third quarter of 2003	$0.1 million

      Given the risks associated with the uncertainties of the commercialization process, such as rapidly changing customer needs, complexity of technology and growing competitive pressures, we cannot assure you that deviations from our estimates will not occur or that the projects will meet with commercial success. We believe there is a reasonable chance of realizing the economic return expected from the acquired IPR&D.

Restructurings

      During the third and fourth quarters of 2001, we commenced consolidation of certain operations in order to enhance operational efficiency and reduce expenses. During the fourth quarter of 2001, we recorded costs of $10.3 million, consisting of severance and other costs associated with the reduction of employee headcount of $4.0 million, facility exit costs of $1.8 million, consisting primarily of up to eighteen months of minimum lease payments due under certain excess facilities lease agreements, purchased technology of $4.4 million which was expensed when we determined that the technology does not have future realizable value as a result of our exiting a planned service offering, and other direct costs of $0.1 million. The severance costs are for 189 employees, of which 14 were employed in manufacturing, customer operations and technical services, 61 were employed in research and development, 67 were in employed in sales and marketing, 40 were employed in general and administrative activities and 7 were employed in the RSA Capital segment.

      During the third quarter of 2001, we recorded costs of $9.6 million, consisting of severance and other costs associated with the reduction of employee headcount of $1.8 million, facility exit costs of $7.6 million, consisting primarily of up to eighteen months of minimum lease payments due under certain excess facilities lease agreements, and impaired leasehold improvements, and other direct costs of $0.2 million. The severance costs are for 131 employees, of which 19 were employed in manufacturing, customer operations and technical services, 49 were employed in research and development, 43 were in employed in sales and marketing, and 20 were employed in general and administrative activities.

      Remaining restructuring charges incurred during 2001 accrued and unpaid were $10.7 million at December 31, 2001 and were as follows:

	Facility Exit	Severance	Purchased	Other Direct
	Costs	Costs	Technology	Costs	Total
(In millions)
Recorded restructuring costs — third quarter 2001	$7.6	$1.8	—	$0.2	$9.6
Recorded restructuring costs — fourth quarter 2001	1.8	4.0	$4.4	0.1	10.3

Total restructuring charges	9.4	5.8	4.4	0.3	19.9
Payments and write offs	(0.3)	(4.5)	$(4.4)	—	(9.2)

Balance at December 31, 2001	$9.1	$1.3	—	$0.3	$10.7

      Remaining costs accrued at December 31, 2001 are expected to be paid through the second quarter of 2003.

      In addition, in 1999, we commenced and substantially completed consolidation of certain operations in order to enhance operational efficiency. We recorded costs of $11.4 million, consisting primarily of severance costs for employees who were employed primarily in research and development and general and administrative activities for the formerly separate operations of Intrusion Detection Inc., a company we acquired in 1998, and facility exit costs and other direct costs. Facility exit costs consisted primarily of estimated shortfalls of sublease rental income compared to minimum lease payments due under a lease agreement. During 2000, we reversed $2.1 million of previously recorded restructuring costs due to revised estimates of the facility exit costs, including associated legal costs and other direct costs. Remaining costs of approximately $0.3 million were accrued and unpaid at December 31, 2001 and consisted of facility exit costs.

     Interest Income and Other

      Interest income and other decreased 40.5% in 2001 to $7.7 million from $12.9 million in 2000. The decrease in interest income for 2001 as compared to 2000 was primarily due to lower interest rates earned on lower average cash and marketable securities balances.

     Interest Expense

      Interest expense was $1.8 million in 2001 which includes $1.2 million in interest payable on our 7% convertible debentures issued in October and November 2001, $0.3 million of non cash amortization of the deferred finance costs incurred in connection with the issuance of the 7% convertible debentures and $0.2 million of non cash accretion of the value of warrants issued in connection with the issuance of the 7% convertible debentures.

     Income from Investing Activities

      Income from investing activities was $40.8 million for 2001, which represents gains recognized from the settlement of the Forwards held by Crosby, a qualified special purpose entity discussed below, and gains net of losses from the sale of nCipher plc ordinary shares and shares of Entrust Inc. common stock, net of a charge of $7.2 million related to certain investments that we believe have been permanently impaired. Income from investing activities was $272.9 million for 2000, which included gains from the sale of VeriSign, Inc. (“VeriSign”) common stock under the collar program of $86.1 million, net gain from termination and settlement of the collar option program of $46.0 million, gain from sale of assets to Crosby of $101.4 million, and gain from sale of Trintech Group Plc. ordinary shares of $39.4 million.

      At September 30, 1999, we owned 6.0 million shares of VeriSign common stock, which were classified as available for sale. In the third and fourth quarters of 1999, we entered into costless collars covering all of our shares of VeriSign common stock. The collars protected us against declines in the market value of VeriSign by ensuring that at least a portion of our unrealized gain was hedged and realizable. Between October 1, 1999 and

September 30, 2000 we settled four collar contracts by delivering 2.0 million shares of VeriSign common stock and realized gains of $86.1 million and $30.4 million in 2000 and 1999, respectively. On November 27, 2000 we exercised our right to terminate the collars on the remaining 4.0 million shares of VeriSign common stock. We delivered 1.4 shares of VeriSign common stock to terminate the collars, which resulted in no cash proceeds to us and the recognition of a net gain of $46.0 million during 2000. After termination of the collars, we had 2.6 million shares of VeriSign common stock remaining.

      In order to create current liquidity, on November 27, 2000 we entered into three Forwards with respect to 0.6 million shares of VeriSign common stock and a VDF contract with respect to 2.0 million shares of VeriSign common stock.

      Each Forward contract required us to deliver approximately 0.2 million shares at specific dates during the first three quarters of 2001. Upon each delivery of shares, we were entitled to receive $18.0 million, for total proceeds of $54.0 million in the first three quarters of 2001.

      Under the VDF contract, we received cash proceeds of $137.8 million and committed to deliver 2.0 million shares of VeriSign common stock in January 2006. In addition, the VDF contract entitles us to additional cash proceeds of up to $35.3 million depending on the market price of VeriSign common stock on January 3, 2006, as follows:

Market price of VeriSign Common Stock	Proceeds

$0.00 to $87.16	$0
$87.16 to $104.59	$0 to $35.3 million
Over $104.59	$35.3 million

      No gain was recognized upon execution of either the Forwards or the VDF.

      However, immediately following the execution of the Forwards and the VDF, we contributed the remaining 2.6 million shares of VeriSign common stock and transferred our rights and obligations in the Forwards and the VDF to Crosby and received a 99% interest in Crosby. Crosby is a bankruptcy-remote qualified special purpose entity, established specifically to securitize the shares of VeriSign common stock. The contribution and the transfer have been accounted for as a sale under SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, we recognized a net gain of $101.4 million and do not consolidate Crosby for accounting purposes. The counterparty to the VDF contract holds the remaining 1% interest in Crosby.

      We have the right to appoint the members of the Board of Directors of Crosby, one of whom is required to be an independent director who is not an employee, director or stockholder of RSA Security or otherwise affiliated with us and who does not receive any direct or indirect benefit from us. The other members of the Crosby Board of Directors are two of our officers. None of the Crosby directors has any ownership or interest in Crosby or its profits or assets, and with the exception of the independent director, none of the directors are compensated for serving as a director of Crosby. The Crosby Board of Directors manages the operations of Crosby, but neither the Crosby Board nor either of the members of Crosby has the power to cause Crosby to engage in any business other than holding shares of VeriSign common stock, the Forwards and the VDF and performing its obligations under the Forwards and the VDF contracts.

      During 2001, the three Forwards matured and Crosby received total cash proceeds of $54.0 million upon delivery of 0.6 million shares of VeriSign common stock to the counterparty. Crosby distributed the proceeds from the Forwards to us and the counterparty at our respective membership interest percentages. This generated cash proceeds of $53.5 million and resulted in a gain of $41.8 million to us, which is included in income from investing activities for 2001. At December 31, 2001 Crosby holds 2.0 million shares of VeriSign and the VDF contract.

      Crosby has no liability or obligation to its members or counterparty to the VDF contract other than to deliver the shares of VeriSign common stock to the counterparty upon maturity of the VDF contract and to distribute the cash proceeds, if any, to its members. After settlement of the VDF in January 2006, Crosby will dissolve.

      Our 99% interest in Crosby was $7.0 million and $76.0 million and the unrealized gain in accumulated other comprehensive income, net of tax was $0 and $34.7 million at December 31, 2001 and 2000, respectively. We account for our investment in Crosby under the guidelines of EITF 96-12, “Recognition of Interest Income and Balance sheet Classification of Structured Notes.” Prior to the settlement of the Forwards, the retrospective interest method was used to account for our interest in Crosby as we believed it would recover a substantial amount of its interest. Any increases in the cost basis of our interest in Crosby, determined by applying the retrospective interest method, were recorded in interest income. Any changes in the fair value of our interest in Crosby were recorded in other comprehensive income in shareholders’ equity. Upon the distribution of the cash proceeds of the Forwards by Crosby, a portion of the previously unrealized gain which approximated $40.7 million, was recognized in income from investing activities for the year ended December 31, 2001. In the fourth quarter of 2001, subsequent to the settlement of the last Forward, it became reasonably possible that we could lose all or substantially all of the value of its remaining interest, and therefore could no longer apply the retrospective interest method to our interest in Crosby. Accordingly, we are carrying our interest at fair value with all changes in fair value reported in income from investing activities. Fair value of our interest in Crosby is being determined based on the fair value of Crosby’s right to potentially receive additional cash proceeds upon maturity of the VDF. Unless the VeriSign stock appreciates substantially in value by January 2006, we will not be entitled to any cash flows from our remaining interest in Crosby.

      We believe our interest in Crosby has declined to a fair value of approximately $3.0 million at March 31, 2002, and accordingly will record an approximate $4.0 million charge to earnings for the three months ended March 31, 2002.

      The gain recorded for financial reporting purposes upon execution of the VDF contract and its contribution to Crosby in 2000 has not been recognized for tax purposes, and accordingly, we have recorded a $26.6 million deferred tax liability. This deferred tax liability will reverse upon maturity of the VDF contract in 2006, and the gain will be included in the calculation of our taxable income for 2006. The recognition of that gain would result in a tax liability to us and may require the payment of cash to settle the tax liability.

     Provision for Income Taxes

      The provision for income taxes decreased to $2.6 million during 2001, from $124.0 million during 2000, primarily due to lower pre-tax income for the year ended December 31, 2001. While we incurred a loss of $2.5 million for the year ended December 31, 2001 in accordance with accounting principles generally accepted in the United States, due to the non-deductibility of certain expenses we had taxable income for 2001. Our effective tax rate increased primarily due to acquisition related goodwill amortization expenses and in process research and development charges that are non-deductible for tax purposes.

     2000 Compared with 1999

     Revenue

      The following table sets forth the amount, percentage of total revenue and percentage increase (decrease) of our revenue by product group, product type and product line for the years ended December 31, 2000 and 1999:

	Year Ended		Year Ended
	December 31, 2000		December 31, 1999
					Percentage
	Revenue	Percentage	Revenue	Percentage	Increase

	($ in millions)
Product group:
Enterprise solutions	$211.8	75.6%	$165.1	75.7%	28.3%
Developer solutions	68.4	24.4%	53.0	24.3%	29.1%

Total	$280.2	100.0%	$218.1	100.0%	28.5%

Product type:
Authenticators	$114.6	40.9%	$91.1	41.8%	25.8%
Software products	123.4	44.0%	99.6	45.6%	23.9%
Maintenance and professional services	42.2	15.1%	27.4	12.6%	54.0%

Total	$280.2	100.0%	$218.1	100.0%	28.5%

Product line:
Authentication products	$189.6	67.7%	$157.5	72.2%	20.4%
Encryption products	62.7	22.4%	51.3	23.5%	22.2%
Digital certificate management products	27.9	9.9%	9.3	4.3%	200.0%

Total	$280.2	100.0%	$218.1	100.0%	28.5%

      The following table sets forth information regarding our total revenue grouped by regional area:

	Year Ended		Year Ended
	December 31, 2000		December 31, 1999		Percentage
					Increase
	Revenue	Percentage	Revenue	Percentage	(Decrease)

	($ in millions)
The Americas	$187.1	66.8%	$152.1	69.8%	23.0%
Europe	71.5	25.5%	51.3	23.5%	39.4%
Asia Pacific	21.6	7.7%	14.7	6.7%	46.9%

Total	$280.2	100.0%	$218.1	100.0%	28.5%

      We believe that the product revenue increases in 2000 as compared to 1999 are an indication of the continuing increasing importance of e-security solutions to the online economy, and are also in part due to our product line synergies which enable us to sell additional products to existing customers. We believe the increase in service revenue can be primarily attributed to increased maintenance revenue due to an increase in the number of installed users over the past several years.

      The number of RSA SecurID authenticator units sold increased 37% in 2000 to 2.6 million from 1.9 million in 1999. The average selling price per authenticator unit decreased 6% in 2000 to $43.68 from $46.35 in 1999. The increase in number of units sold combined with the decrease in the average selling price per unit contributed to RSA SecurID authentication product line revenue increase in 2000 as compared to 1999.

     Gross Profit

      Our total gross profit increased 30.2% in 2000 to $225.2 million from $173.0 million in 1999. Total gross profit was 80.4% for 2000 versus 79.3% for 1999. The gross profit from sales of products was 86.1%, or $204.9 million in 2000 versus 83.9%, or 159.9 million in 1999. The increase in gross profit from products can be primarily attributed to the increased sales volume on software products, which have higher profit margins. The gross profit on maintenance and professional services was 48.2%, or $20.3 million in 2000 versus 47.6%, or $13.0 million in 1999. The increase in gross profit from maintenance and professional services in 2000 can primarily be attributed to increased maintenance revenue due to increased sales of products.

     Research and Development

      Research and development expenses increased 19.6% in 2000 to $45.0 million from $37.6 million in 1999, and represented 16.1% of total revenue for 2000. The majority of the increase in research and development expenses resulted from increased payroll and overhead expenses associated with the employment of additional staff.

     Marketing and Selling

      Marketing and selling expenses increased 14.3% in 2000 to $102.8 million from $89.9 million in 1999, and represented 36.7% of total revenue for 2000. Approximately $16.2 million of the increase in marketing and selling expenses in 2000 as compared to 1999 was from increased payroll, commissions and overhead costs associated with the employment of additional staff and increased revenue. The increase in payroll and overhead costs was offset by a decrease of approximately $3.3 million in spending on marketing programs. The decrease in spending on marketing programs during 2000 compared to 1999 can be attributed to the costs incurred in connection with the corporate rebranding in 1999, which cost $12.5 million, of which approximately $11.8 million was for marketing programs and was included in marketing and selling expenses, and the remainder was included in general and administrative expenses.

     General and Administrative

      Total general and administrative expenses increased 29.9% in 2000 to $35.4 million from $27.3 million in 1999, and represented 12.6% of total revenue for 2000. Of the increase in general and administrative expenses, approximately $5.7 million was from increased payroll and overhead costs associated with the employment of additional staff, and approximately $2.4 million was from increased professional fees related to the protection of intellectual property and other legal and accounting matters. Included in total general and administrative expenses were $3.9 million for 2000 of general and administrative costs associated with the investment activities included in our RSA Capital segment.

     Restructuring

      In 1999, we commenced and substantially completed consolidation of certain operations in order to enhance operational efficiency. We recorded costs of $11.4 million, consisting primarily of severance costs for employees who were employed primarily in research and development and general and administrative activities for the formerly separate operations of Intrusion Detection Inc., a company we acquired in 1998, facility exit costs and other direct costs. Facility exit costs consisted primarily of estimated shortfalls of sublease rental income compared to minimum lease payments due under a lease agreement. During 2000, we reversed $2.1 million of previously recorded restructuring costs due to revised estimates of the facility exit costs, including associated legal costs and other direct costs. Remaining costs of approximately $0.3 million were accrued and unpaid at December 31, 2000 and consisted of facility exit costs.

     Interest Income and Other

      Interest income increased 28.6% in 2000 to $12.9 million from $10.0 million in 1999. The increase is primarily due to interest earned on higher average cash and marketable debt securities balances.

     Income from Investing Activities

      Income from investing activities was $272.9 million for 2000 which arose from the sale of VeriSign common stock under the collar program of $86.1 million, net gain from termination and settlement of the collar program of $46.0 million, gain from sale of assets to Crosby, a qualifying special purpose entity discussed below, of $101.4 million, and gain from sale of Trintech Group Plc. ordinary shares of $39.4 million. For 1999, net gains from investments were $286.0 million from sales of marketable securities, which includes gains from the sale of VeriSign common stock and Trintech ordinary shares of $276.4 million, and an increase in value of VeriSign common stock of $12.6 million from the write-up under the equity method. These gains are net of the Company’s equity in VeriSign’s loss of $0.5 million and an investment allowance of $2.5 million on other investments. Until June 30, 1999, the Company had accounted for its investment in VeriSign under the equity method. After June 30,1999, investments in VeriSign common stock were accounted for as marketable securities available for sale.

      At September 30, 1999, we owned 6.0 million shares of VeriSign common stock, which were classified as available for sale. In the third and fourth quarters of 1999, we entered into costless collars covering all of our shares of VeriSign common stock. The collars protected us against declines in the market value of VeriSign by ensuring that at least a portion of our unrealized gain was hedged and realizable. Between October 1, 1999 and September 30, 2000 we settled four collar contracts by delivering 2.0 million shares of VeriSign common stock and realized gains of $86.1 million and $30.4 million in 2000 and 1999, respectively. On November 27, 2000 we exercised our right to terminate the collars on the remaining 4.0 million shares of VeriSign common stock. We delivered 1.4 shares of VeriSign common stock to terminate the collars, which resulted in no cash proceeds to us and the recognition of a net gain of $46.0 million during 2000. After termination of the collars, we had 2.6 million shares of VeriSign common stock remaining.

      In order to create current liquidity, on November 27, 2000 we entered into three Forwards with respect to 0.6 million shares of VeriSign common stock and a VDF contract with respect to 2.0 million shares of VeriSign common stock.

      Immediately following the execution of the Forwards and the VDF, we contributed the remaining 2.6 million shares of VeriSign common stock and transferred our rights and obligations in the Forwards and the VDF to Crosby and received a 99% interest in Crosby. Crosby is a bankruptcy-remote qualified special purpose entity, established specifically to securitize the shares of VeriSign common stock. The contribution and the transfer have been accounted for as a sale under SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, we recognized a net gain of $101.4 million and do not consolidate Crosby for accounting purposes. The counterparty to the VDF contract holds the remaining 1% interest in Crosby.

      We account for our investment in Crosby under EITF Issue No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” We are carrying our interest at fair value with all changes in fair value reported in income from investing activities. Fair value is being determined based on the fair value of Crosby’s right to potentially receive additional cash proceeds under the VDF. Our remaining investment in Crosby has a fair value of $7.0 million at December 31, 2001, and is recorded in investments as a long term assets. Should our investment in Crosby become worthless, we would incur a pretax charge of $7.0 million, which would be included in earnings.

     Minority Interests

      Minority stockholders owned an aggregate 26% of our Japanese subsidiary until November 1999, when we purchased the interests for $3.6 million. The excess purchase price over fair value of assets of $1.1 million was recorded as goodwill and was being amortized over ten years. As a result of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” we discontinued amortizing this goodwill but rather will evaluate it for impairment on a periodic basis but not less than once a year. Minority interests in our subsidiary’s net loss were $16,000 in 1999.

     Provision for Income Taxes

      The provision for income taxes increased to $124.0 million in 2000 from $119.0 million in 1999, primarily due to higher pre-tax income. Our effective tax rate decreased to 37.6% in 2000 from 39.3% in 1999 primarily due to the effect of state taxes on investment income.

     Liquidity and Capital Resources

     Liquidity

      We had $61.9 million in cash and cash equivalents at December 31, 2001, consisting primarily of operating cash and short-term investments. This represents a decrease of $240.0 million in cash and cash equivalents during the year ended December 31, 2001. The major uses of cash during 2001 include cash used by operations of $7.7 million, cash used by investing activities of $192.4 million and cash used by financing activities of $37.4 million.

      Cash used by investing activities of $192.4 million during 2001 consisted primarily of $226.1 million of cash used in the acquisitions of Securant, Xcert, 3GI and Transindigo, $23.2 million of cash used to purchase equity investments, and $36.2 million of cash used to purchase property and equipment, including leasehold improvements for our new leased headquarters facility in Bedford, Massachusetts. These uses of cash in investing activities were partially offset by cash provided from sales and purchases of marketable securities of $39.1 million, proceeds from our interest in Crosby of $53.5 million, primarily from the settlement of the Forward contracts held by Crosby, and $0.5 million of cash provided by other assets.

      Cash used by financing activities of $37.4 million during 2001 consisted primarily of $90.0 million of cash used to repurchase our common stock, including the repurchase of 1.5 million shares of our common stock for $65.0 million under forward equity contracts, and $56.2 million of cash used to settle put option obligations, net of premiums received from sale of put options. These uses of cash in financing activities were partially offset by cash provided, net of financing costs, by the issuance of 7% convertible debentures of $75.2 million and proceeds of employee exercises and purchases under our stock option and employee stock purchase plans of $33.6 million.

      During October and November 2001 we issued 7% convertible subordinated debentures with an aggregate principal amount of $80.0 million, together with warrants to purchase an aggregate of 873,045 shares of our common stock. Interest is payable in cash semi-annually at a fixed rate of 7% per annum, and we expect to pay $5.6 million of interest expense during the year ending December 31, 2002. The debentures mature on October 17, 2004, unless redeemed earlier by us or converted into shares of our common stock at the holder’s option. At any time and at their option, each holder may convert any outstanding debentures into our common stock at a conversion price of $13.745 per share. Conversion of all of the outstanding debentures would result in the issuance of approximately 5.8 million shares of our common stock. The holders of the warrants issued with the debentures may exercise the warrants at any time until October 17, 2006 at an exercise price of $13.745. The conversion price of the debentures and the exercise price of the warrants may be adjusted under certain circumstances, such as events that would cause dilution of the debenture holders’ interest. We can redeem all or a portion of the 7% convertible debentures for cash at any time on or after October 17, 2002, as long as the arithmetic average of the weighted average price of our common stock on each trading day during the fifteen trading day period immediately prior to the election to redeem is 150% of the conversion price. The debentures are unsecured and are subordinated to all existing and future senior indebtedness. The agreements governing the convertible debentures contain covenants restricting our ability to incur and guarantee additional debt. The covenants limit the amount of debt we may incur to the lesser of 30% of our consolidated stockholders’ equity or a total of $180.0 million including the balance of the 7% convertible debentures outstanding.

      Any increase or decrease in our accounts receivable balance and accounts receivable days outstanding (calculated as net accounts receivable divided by revenue per day) will affect our cash flow from operations and liquidity. Our accounts receivable and accounts receivable days outstanding may increase due to changes in factors such as amount of international sales and length of customer’s payment cycle. We also record deferred maintenance billings as accounts receivable, and the timing of these billings affects the accounts receivable days outstanding. Historically international and indirect customers pay at a slower rate than domestic and direct customers. An increase in revenue generated from international and indirect customers may increase our accounts receivable days outstanding and accounts receivable balance. Due to the current economic climate we may observe an increase in the length of our customer’s payment cycle. Typically, Enterprise customers are granted payment terms of 30 days. However, customers have begun to require longer payments terms than typical; for example, developer customers are requiring payment terms of 30 days when past sales were typically due upon licensing. To address increases in accounts receivable balance and to improve cash flow, we may from time to time take actions to encourage earlier payment of receivables. Discounts offered to customers to encourage payment are deducted from revenue. To the extent that our accounts receivable balance increases, we may incur increased bad debt expense and increased estimates for reserves against revenue and will be subject to greater general credit risks.

      During the first three quarters of 2001 we sold put options on our common stock, which generated cash proceeds of $7.6 million. During September and October 2001 we received notices terminating put options covering an aggregate of 3.0 million shares of our common stock from the counterparties to the options, and the cost to us to settle the terminated options was $57.6 million. Also, during 2001, we chose to net settle put options covering 375,000 shares of our common stock for $6.2 million in cash. We did not repurchase any shares of our common stock in connection with these settlements. We had also entered into forward equity contracts for 1.5 million shares of our common stock in order to set purchase prices for our future repurchase of shares. Upon maturity of the forward equity contracts in May 2001, we chose to settle the contracts by repurchasing 1.5 million shares of our common stock for $65.0 million, which is included in common stock repurchases for the year ended December 31, 2001. At December 31, 2001, we have no put options or forward equity contracts outstanding on our common stock.

      We have commitments for various real estate operating leases worldwide which expire at various times through 2017. Our facility obligations are approximately $19.7 million for 2002, approximately $18.4 million for 2003, approximately $16.9 million for 2004, approximately $16.2 million for 2005 and approximately $100.7 million in total for 2006 through 2017. These operating lease commitments include approximately $5.5 million per year for 2002 through 2008 for facilities for which we are actively seeking sublease tenants. We are obligated for the construction of leasehold improvements in our headquarter facilities located in Bedford, Massachusetts which aggregate approximately $3.2 million and will be paid during the first and second quarters of 2002.

      At December 31, 2001, we had an available unused line of credit agreement with a major financial institution which we may elect to borrow at any time. The line of credit provides for up to $10.0 million in borrowing at either fixed or variable rates linked to either the London Interbank Offered Rate or the Prime Rate, until June 30, 2002, subject to annual extension provisions.

      In July 2001, we filed a shelf Registration Statement on Form S-3 with the Securities and Exchange Commission. This registration statement, which the SEC declared effective in August 2001, covers our issuance of various types of securities, including debt, common stock and warrants, up to an aggregate offering price of $500 million. As of December 31, 2001 there have been no issuance of securities under this shelf Registration Statement. We currently have no plans to issue any securities under this shelf Registration Statement.

      During the fourth quarter of 2001, we reduced the amount of our subscription to invest in RSA Ventures, our venture capital fund, from $100.0 million to $50.2 million. We had invested $34.8 million at December 31, 2001 in RSA Ventures. Over the ten year life of RSA Ventures, we may invest at our sole discretion up to an additional $15.4 million. We currently do not intend to use this amount for new investments, but only for follow on investments in companies in which RSA Ventures has already invested.

      Crosby Finance, LLC, a qualified special purpose entity, of which we are a 99% member, holds 2.0 million shares of VeriSign common stock and a variable delivery forward contract, or VDF. Upon execution of the VDF in 2000 we recognized a gain of $101.6 million. The gain recorded for financial reporting purposes upon execution of the VDF contract in 2000 has not been recognized for tax purposes, and accordingly we recorded a $26.6 million deferred tax liability in 2000. This deferred tax liability will reverse upon maturity of the VDF contract in 2006 and the gain will be included in the calculation of our taxable income for 2006. The recognition of that gain would result in a tax liability to us and may require the payment of cash to settle such tax liability.

      Our plans for future uses of cash may include additional acquisitions of other entities or technologies, retirement of debt outstanding and additional purchases of property and equipment. We anticipate capital expenditures in 2002 will be primarily for purchases of property and equipment and will aggregate up to approximately $14.0 million.

      Although we have adequate liquidity to meet our existing and future obligations, we are currently evaluating our financing alternatives to enhance our liquidity. We believe that cash generated from our operating activities will be sufficient to fund our working capital requirements through at least the next twelve months. However, because of our concern that the current economic conditions may persist for some or all of 2002, if not longer, we have taken steps to reduce our expenses and align our cost structure to our revenues, including a reduction in our workforce, a reduction in discretionary program spending, a temporary reduction in our employees’ salaries and the elimination of activities that are not core to our operating business, such as the activities of our RSA Capital segment. We anticipate that current cash on hand, cash from sales of marketable securities, cash generated from operations, and cash generated from the exercise of employee options and employee stock purchase plans will be adequate to fund our planned capital and financing expenditures for at least the next twelve months.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, and eliminates the pooling of interests method. In addition, SFAS No. 141 further clarifies the criteria for recognition of intangible assets separately from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being included as goodwill, or amounts of goodwill may be separately identified and recognized as intangible assets.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” The effective date of SFAS No. 142 is January 1, 2002, and applies to goodwill and intangible assets acquired in a business combination. SFAS No. 142 requires that amortization of goodwill be discontinued and that goodwill be evaluated at least annually for impairment. Intangible assets other than goodwill will continue to be amortized over their useful lives.

      We applied the provisions of SFAS No. 141 and SFAS No. 142 with respect to the acquisition of Securant on September 4, 2001 (the date of acquisition). As part of the application of SFAS No. 141, we recognized identifiable intangible assets separate from goodwill and recognized amortization expense on these intangible assets with finite lives from the date of acquisition for the year ended December 31, 2001. We recorded goodwill in connection with the acquisition of Securant, which is not being amortized, but which will be evaluated for impairment on a periodic basis but not less than once a year. Had the goodwill recorded in connection with the acquisition of Securant been amortized from the date of acquisition through December 31, 2001, we would have recorded additional amortization expense of $6.0 million, which would have increased the 2001 net loss by $6.0 million and increased diluted loss per share by $0.11 for the year ended December 31, 2001.

      Beginning January 1, 2002 in accordance with SFAS No. 142, we discontinued amortizing goodwill from acquisitions completed before June 30, 2001, and will not record any amortization expense on any goodwill after January 1, 2002. Goodwill amortization expense was approximately $7.7 million for the year ended December 31, 2001. We continue to amortize other intangible assets with finite lives. At December 31, 2001, goodwill from acquisitions completed before June 30, 2001 was approximately $58.0 million, net of accumulated amortization and other intangible assets of approximately $20.0 million, net of accumulated amortization. We have reclassified approximately $8.3 million of intangible assets with indefinite lives relating to in-place workforce to goodwill as a result of our adoption of SFAS No. 142 on January 1, 2002. Other intangible assets are amortized over their respective useful lives of between 1 and 7 years and we expect to record amortization expense on other intangible assets of approximately $11.4 million during the year ending December 31, 2002. We do not anticipate taking an impairment charge on the remaining goodwill as a result of our adoption of SFAS No. 142.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to be Disposed Of,” and develops a single accounting method under which long-lived assets that are to be disposed of by sale are to be measured. SFAS No. 144 is effective January 1, 2002 and its provisions are to be applied prospectively. We do not believe SFAS No. 144 will have a material impact on our consolidated financial position and results of operations.

Quarterly Financial Data (Unaudited)

(In thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2001
Revenue	$76,340	$80,780	$62,583	$63,017
Gross margin	56,007	64,734	46,851	48,446
Income (loss) before provision for income taxes	16,389	23,375	(21,969)	(17,747)
Net income (loss)	9,793	13,271	(15,494)	(10,077)
Basic earnings (loss) per share	$0.11	$0.24	$(0.28)	$(0.18)
Diluted earnings (loss) per share	$0.16	$0.22	$(0.28)	$(0.18)
2000
Revenue	$63,340	$66,700	$72,029	$78,122
Gross margin	50,450	53,442	57,902	63,414
Income before provision for income taxes	39,717	60,468	65,215	164,375
Net income	24,600	37,232	40,016	103,915
Basic earnings per share	$0.42	$0.63	$0.65	$1.83
Diluted earnings per share	$0.37	$0.58	$0.63	$1.69

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

      We may not be able to grow or sustain our profitability from quarter to quarter. Because our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are fixed, a small variation in when revenue is recognized can cause significant variations in operating results from quarter to quarter.

      Our business has historically tended to be seasonal, with the last quarter of the year having the highest amount of revenue and the first quarter of the year having the lowest amount of revenue. However, the year ended December 31, 2001 was an unusual year, with higher revenue in the first two quarters and lower revenue in the third and fourth quarters. We believe that the weakening of the global economy in the latter part of the year and the September 11, 2001 terrorist attacks in New York City and Washington, D.C. were significant factors in the timing and realization of our revenue for 2001.

      The global economy is weak. The global economy is much weaker now than it has been in recent history, and the U.S. economy may be in recession for some or all of 2002, if not longer. The general economic slowdown is having serious negative consequences for our business and operating results. We believe that the economic slowdown is causing some current or potential customers to defer purchases, to go out of business or to have insufficient capital to buy our products. In response to the current economic conditions, many companies have reduced their budget for information technology products and services, which could reduce or eliminate some potential sales of our products and services. A continued economic slowdown could also cause a significant reduction in the value of our investments and could make it difficult for us to raise capital.

      Our stock price has been volatile and is likely to remain volatile. From January 1, 2001 through February 15, 2002, our stock price has ranged from a per share high of $44.33 to a low of $6.79, as adjusted to reflect our three-for-two stock split, payable in the form of a stock dividend on our common stock, that we effected in March 2001. A number of factors may contribute to the volatility of our stock price, including:

•	our ability to meet the expectations of brokerage firms, industry analysts and investors with respect to our operating and financial results;

•	our public announcements and our competitors’ public announcements;

•	the public’s perception of the strength of the e-security market and technology companies generally;

•	the outcome of the current SEC investigation into certain matters involving RSA Security;

•	litigation developments; and

•	general economic conditions and the volatility of the stock market in general.

      In recent quarters, we have announced historical quarterly revenues or future projected revenues that failed to meet the expectations of analysts and investors, and our stock price has often declined after these announcements. For example, as a result of lower-than-anticipated revenues in the quarter ended September 30, 2001, our operating results for the quarter were below the expectations of public market analysts and many investors, and the market price of our common stock declined substantially. If, because of any of the factors listed above or an unanticipated cause, our operating results fail to meet the expectations of public market analysts and investors in a future quarter, the market price of our common stock would likely decline.

      In addition, the market prices of securities of technology companies generally have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to operating performance. These broad market fluctuations could also adversely affect the market price of our common stock.

      Demand for our products depends on the continued growth of the market for e-security solutions. The market for some of our e-security solutions is at an early stage of development. Demand for our products depends on, among other things:

•	the continued evolution of electronic commerce as a viable means of conducting business;

•	market acceptance and use of digital signatures and digital certificates in business applications;

•	the ability of network infrastructures to support an increasing number of users and services;

•	the public’s perception of the need for secure electronic commerce and communications over both wired and wireless computer networks;

•	the perceived quality, price, availability and interoperability of our products as compared to our competitors’ products;

•	the perceived ability of our products to address real customer problems;

•	the pace of technological change and our ability to keep up with these changes; and

•	general economic conditions, which, among other things, influence how much money our customers and potential customers are willing to allocate to their information technology budgets.

      Changes in e-security technology and standards could render our products obsolete. The market for e-security products is rapidly evolving. E-security technology is constantly changing as we and our competitors introduce new products and retire old ones and as customer requirements quickly develop and change. In addition, the industry and government standards for e-commerce and network security continue to evolve. If any market segments for our products adopt technologies or standards that are inconsistent with our products and technology, sales of our products in those market segments could decline.

      Our future success will depend in part upon our ability to enhance our existing products and to introduce new, competitively priced products and solutions with features that meet changing customer requirements, all in a timely and cost-effective manner. We may not be successful in introducing new or enhanced products. A number of factors, including the following, could have a negative impact on the success of our products:

•	quality, reliability or security failures, which could result in returns, delays in collecting accounts receivable, unexpected service or warranty expenses, reduced orders and a decline in our competitive position;

•	delays or difficulties in product development;

•	undetected software errors or bugs in the final products shipped to our customers, which could cause market acceptance of our products to be lost or delayed;

•	our competitors’ introduction of new products ahead of our new products, or their introduction of superior or cheaper products;

•	the market’s failure to accept new technologies, including digital certificate and public and private key management technologies;

•	our failure to include features in our products that our customers or U.S. or foreign government regulators may require;

•	our failure to anticipate changes in customers’ requirements; and

•	the implementation of standards that are inconsistent with the technology embodied in our products.

      We have needed in the past and may need in the future to purchase or license technology from third parties in order to introduce new products or enhance our existing products. We may not be able to find businesses that have the technology we need and, if we find such businesses, may not be able to purchase or license the technology on commercially favorable terms or at all.

      Some of our products have long sales cycles. Transactions for some of our products, especially our digital certificate management and Web access management products, often involve large expenditures by our customers. Some of our customers may also need to invest substantial resources and modify their computer network infrastructures to take advantage of our products. Therefore, the sales cycles for these transactions are often lengthy and unpredictable, and the long nature of the sales cycles may impact our quarterly operating results. The sales cycles for these transactions are subject to a number of uncertainties such as:

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

      We must successfully integrate our acquisitions. We have consummated four acquisitions since January 1, 2001. Once we complete an acquisition, the integration of the business and operations of the acquiree into our business and operations is a complex, time-consuming and expensive process. Before any acquisition, each company has its own business, culture, customers, employees and systems. After an acquisition, we and the acquiree must operate as a combined organization using common communications systems, operating procedures, financial controls and human resources practices. In order to successfully integrate acquired companies, we must, among other things, successfully:

•	attract and retain key personnel;

•	integrate, both from an engineering and a sales and marketing perspective, the acquired products into our suite of product offerings;

•	coordinate research and development efforts;

•	train and integrate sales forces; and

•	eliminate redundant costs and consolidate redundant facilities.

      An acquisition may disrupt ongoing operations, divert our management from day-to-day business, impair our relationships with our employees, customers and strategic partners and adversely impact our operating results. In addition, these types of transactions often result in charges to earnings for such things as amortization or impairment of goodwill and intangibles and in-process research and development expenses.

      International sales make up a significant portion of our business. International sales accounted for more than 30% of our total revenue in each of the years ended December 31, 2001, 2000 and 1999. We are expanding our international operations and international sales and marketing activities, and this expansion requires significant management attention and resources. We may also need to tailor or “localize” our products in order to compete in particular international markets and to comply with foreign laws. We may not be able to develop, market and distribute localized versions of our products in a timely manner or at all.

      In addition, there are certain risks inherent in doing business internationally, including:

•	foreign regulatory requirements and the burdens of complying with a wide variety of foreign laws;

•	legal uncertainty regarding liability and the costs of resolving or litigating a dispute internationally;

•	export and import restrictions on cryptographic technology and products incorporating that technology;

•	difficulties and delays in establishing international distribution channels;

•	difficulties in collecting international accounts receivable;

•	fluctuations in currency exchange rates;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	tariffs and other trade barriers;

•	difficulties in the enforcement of intellectual property rights; and

•	political instability.

      Acts of terrorism or war may hurt economic conditions in the United States and abroad, which could harm our business. Our business is subject to and affected by forces, pressures and events affecting global economic conditions. Since the September 11, 2001 terrorist attacks in New York City and Washington, D.C., we have experienced delays in closing business transactions. We believe these delays resulted, at least in part, from the September 11 attacks. In addition, although we can manufacture and ship our products from two locations — Bedford, Massachusetts, USA and Shannon, Ireland — if we were to lose the ability to operate one of these facilities, we may not be able to manufacture and ship at adequate levels to meet demand. If the September 11 attacks or any other future attacks or acts of war or any acts of retaliation continue to hurt global economic conditions, our business and operating results may be harmed.

      Our market is competitive. We compete with:

•	established e-security companies that currently offer network security products or services;

•	newly organized e-security companies that are developing new, competitive products and technologies; and

•	established computer hardware and software companies that market their own network security products and services, either separately or bundled with their existing hardware or software products.

      Some of our current and potential competitors may have greater financial, marketing and technical resources than we do. As a result, they may be able to leverage an installed customer base, adapt more quickly to new technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. We believe that we need to continue investing in research and development and sales and marketing in order to maintain our competitive position. We may not have sufficient resources to make these investments and may not be able to make the technological advances necessary to maintain our competitive position.

      In addition, the expiration of some of our patents has permitted the use and distribution of “freeware,” free versions of some of our technology. We believe that some potential customers may be choosing to use freeware instead of buying our products. Furthermore, many companies have reduced their information technology budgets due to the current economic conditions, which could make competition more intense because we are competing for fewer customer dollars. Both of these factors could result in lower prices for our products, reduced margins or the failure of our products to achieve or maintain market acceptance.

      We must establish and maintain strategic relationships. One of our business strategies is to enter into strategic marketing alliances or other similar collaborative relationships in order to reach a larger customer population than we could reach alone through our direct sales and marketing efforts. If we cannot create relationships with strategic partners, then we will need to devote more resources to sales and marketing. In addition, we need to create relationships with third parties, including some of our competitors, to ensure that our products will interoperate with the third parties’ products. If our products do not work with third-party products used by our customers and potential customers, then our products could lose or fail to achieve market acceptance.

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

      We rely on patents to protect our proprietary rights in our technology, but it is possible that any patent that we or our licensors hold might be invalidated, circumvented, challenged or terminated. It is also possible that patent examiners might reject the claims described in our pending or future patent applications. In addition, the laws of some countries in which our products are now, or may in the future be, developed or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. Furthermore, during the life of a patent, third parties may design and sell “work-around” solutions that accomplish the goals of our patented inventions but do not infringed the patents themselves. Our inability to adequately protect our intellectual property could have a significant negative effect on our financial condition and operating results.

      Our 29 issued U.S. patents expire at various dates ranging from 2005 to 2018. When each of our patents expires, competitors may develop and sell products based on the same or similar technologies as those covered by the expired patent, which could result in lower prices, reduced margins or the failure of our products to achieve or maintain market acceptance. In addition, when each of our patents expires, potential customers may choose to rely on “freeware,” free versions of our previously patented technology, rather than buying our products.

      We have registered, or are seeking to register, our trademarks and service marks in most countries where we are selling our products. However, from time to time third parties have opposed our pending trademark and service mark applications, and we may face such opposition in the future to our current or future applications. Furthermore, some national trademark offices may not permit us to register the marks on terms that we find acceptable. We will seek to enforce our trademark and service mark rights against third parties who are marketing goods or services under marks that we consider confusingly similar to our marks. However, there can be no assurance that we will prevail in any enforcement action. We may also seek to purchase or license trademarks from third parties, but there can be no assurance that we will be able to purchase or license trademarks on commercially favorable terms or at all.

      The Securities and Exchange Commission is investigating us. The SEC is conducting a formal investigation of whether a change in our method for estimating distributor revenue disclosed in our Quarterly Report on Form 10-Q for the first quarter of 2001 should have been disclosed in our earnings press release a few weeks earlier, and of certain trading in our securities. We are cooperating fully with the investigation. We cannot accurately predict the outcome of this matter. At a minimum, this investigation may divert the attention of our management and other resources that would otherwise be engaged in running our business.

      The technology industry is highly litigious. From time to time, we have been involved in disputes with third parties who allege that our products may infringe intellectual property rights held by the third parties. Any litigation carries a number of significant risks, including:

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

      Security technologies are under constant attack. The strength of our cryptographic and other e-security technologies is constantly being tested by computer professionals, academics and “hackers.” Any significant advance in the techniques for attacking cryptographic systems could make some or all of our products obsolete or unmarketable. For example, our cryptographic systems depend in part on the application of certain mathematical principles. The security afforded by our encryption products is based on the assumption that the “factoring” of the composite of large prime numbers is difficult. If an “easy factoring method” were developed, then the security of our encryption products would be reduced or eliminated. Even if no breakthroughs in factoring are discovered, factoring problems can theoretically be solved by a computer system significantly faster and more powerful than those currently available. If these improved techniques for attacking cryptographic systems are ever developed, our business or operating results could be adversely impacted.

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

      We depend on a limited number of suppliers for some of our product components. Although we generally use standard parts and components for our products, some components are currently available only from limited sources. For example, Sanyo Electric Co., Ltd. and Epson Electronics are our only suppliers for the microprocessor chips contained in our RSA SecurID products, and Flextronics and Pemstar are our only manufacturers of RSA secured authenticators. If our suppliers were unable to provide us with a sufficient supply of these or any other components and/or RSA SecurID authenticators, then we may be unable to fill customer orders and would have to expend significant resources to find new suppliers and/or manufacturers. Even if we were able to find new suppliers, these suppliers may not be able to produce the components in sufficient quantities or at competitive prices.

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

      We may need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing or doing so on unattractive terms could adversely affect our development and marketing efforts and other operations. We may need to raise additional capital in order to fund the continued development and marketing of our products or to fund strategic acquisitions or investments. We expect that our current cash balances, availability under our bank line of credit and cash flows from operations will be sufficient to meet our working capital, capital expenditure and other liquidity requirements for the next twelve months. However, we may need to obtain financing if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses or other unforeseen difficulties. Our ability to obtain financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

      The value of our business may fluctuate because the value of some of our assets fluctuates. Accounting standards require us to periodically evaluate the fair market value of some of our assets against the carrying value of the assets. If these assets decline in value, we may be required to write down the carrying value of these assets, which could result in significant charges against our earnings. In addition, a portion of our assets includes the equity securities of other companies. The market prices and valuations of the securities we hold may fluctuate due to market conditions and other conditions over which we have no control, and these fluctuations may result in fluctuations of the market price of our common stock and may reduce the amount of funds available to us. Furthermore, the securities of the private companies in which we invest are generally illiquid, and if these private companies never achieve a liquidity event, such as a public offering or an acquisition, then we may never realize a gain on our investment or even recoup the cost of our investment.

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

      We generally purchase our marketable securities and cash equivalent investments in high credit quality instruments, primarily U.S. Treasury and government agency obligations, tax-exempt municipal obligations and money market investments with contractual maturities of two years or less. We do not expect any material loss from our marketable securities and cash equivalent investments and therefore believe that our potential interest rate exposure is not material. We routinely evaluate the realizable value of these investments using qualitative and quantitative factors including discounted cash flow analysis and liquidation value assessments.

      Marketable securities are recorded on the balance sheet at fair value with unrealized gains and losses recorded in the other comprehensive income section of stockholders’ equity. The values recorded for investments in publicly traded companies are subject to market price volatility. A 10% decrease in the fair value of our marketable securities at December 31, 2001 would not have a material effect on our financial position, results of operations or cash flows.

      We have also made equity investments approved by our Board of Directors. These investments are not publicly traded and are recorded as long term investments on the balance sheet and are carried at cost, as long as our ownership interest is below 20%. We monitor these investments for impairment and make appropriate reductions in carrying values when necessary or mark the investment to fair value and classify them as marketable securities when appropriate. During the year ended December 31, 2001, we recognized a charge of $7.2 million related to certain investments that we believe have been permanently impaired, which reduced the carrying value of investments at December 31, 2001. At December 31, 2001 we had investments in 11 private companies with a carrying value of $26.5 million which are included in investments on our consolidated balance sheet.

      At December 31, 2001 Crosby Finance, LLC, a qualified special purpose entity, of which we are a 99% member, held 2.0 million shares of VeriSign common stock and a variable delivery forward contract, or VDF. The VDF contract held by Crosby will settle in January 2006. The VDF contract entitles us to additional cash proceeds of up to $35.3 million depending on the market price of VeriSign common stock on January 3, 2006, as follows:

Market price of VeriSign Common Stock	Proceeds

$0.00 to $87.16	$0
$87.16 to $104.59	$0 to $35.3 million
Over $104.59	$35.3 million

      We account for our investment in Crosby under EITF Issue No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” We are carrying our interest at fair value with all changes in fair value reported in income from investing activities. Fair value is being determined based on the fair value of Crosby’s right to potentially receive additional cash proceeds under the VDF. Unless the VeriSign stock appreciates substantially in value by January 2006, we will not be entitled to any cash flows from our remaining interest in Crosby. Our remaining investment in Crosby has a fair value of $7.0 million at December 31, 2001, and is recorded in investments as a long term assets. Should our investment in Crosby become worthless, we would incur a pretax charge of $7.0 million, which would be included in earnings.

      During 2001 we issued 7% convertible subordinated debentures due October 17, 2004 with an aggregate principal amount of $80.0 million, together with warrants to purchase an aggregate of 873,045 shares of our common stock. At any time and at their option, each holder may convert any outstanding debentures into shares of our common stock at a conversion price of $13.745 per share, which upon conversion of all of the outstanding debentures would result in the issuance of approximately 5.8 million shares of our common stock. The holders of the warrants issued with the debentures may exercise the warrants at any time until October 17, 2006 at an exercise price of $13.745 per share. The conversion price of the debentures and the exercise price of the warrants may be adjusted under certain circumstances, such as events that would cause dilution of the holder’s interest. We may redeem all or a portion of the debentures for cash at any time on or after October 17, 2002 as long as the arithmetic average of the weighted average price of our common stock on each trading day during the fifteen trading day period immediately prior to the election to redeem is 150% of the conversion price. If the 7% convertible debentures are redeemed in part or total prior to their maturity date we will record a non cash charge for unamortized deferred financing costs and the unamortized value of the warrants. At December 31, 2001, unamortized deferred financing costs were $4.4 million and the unamortized value of the warrants was $3.9 million. Interest is payable in cash semi-annually at a fixed rate of 7% per annum, and therefore we have no interest rate exposure with these debentures.

      As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposures to fluctuations in foreign currency exchange rates related to sales and operating expenses denominated in local currencies. Our direct sales to our customers in countries outside of the United States are denominated in U.S. dollars and local currencies, with the majority of our direct sales denominated in U.S. dollars. Our sales through indirect distribution channels are generally denominated in U.S. dollars. For countries outside the United States, we generally pay our operating expenses in local currency. When we do invoice customers in local currency, we are exposed to foreign exchange rate fluctuations from the time of invoice until collection occurs. We are also exposed to foreign currency rate fluctuations between the time we collect in U.S. dollars and the time we pay our operating expenses in local currency. Fluctuations in foreign currency exchange rates could affect the profitability and cash flows in U.S. dollars of our products sold in international markets.

      This risk management discussion contains forward-looking statements about our exposure to future market risk. Actual results in the future may differ materially from our anticipated results due to actual developments in global financial markets. The analytical methods we use to assess and mitigate risk discussed above should not be considered projections of future events or losses.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

To the Board of Directors and Stockholders of

RSA Security Inc. and Subsidiaries:

      Management is responsible for preparing the RSA Security Inc. financial statements and the other information that appears in this annual report. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company’s financial condition and results of operations in conformity with accounting principles generally accepted in the United States. Management has included in the Company’s financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances.

      The Company maintains a system of internal accounting policies, procedures, and controls intended to provide reasonable assurance, at appropriate cost, that transactions are executed in accordance with Company authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

      Deloitte & Touche LLP, the independent auditing firm, is retained to audit the Company’s consolidated financial statements. Their accompanying report is based on an audit conducted in accordance with auditing standards generally accepted in the United States of America.

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

March 13, 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

RSA Security Inc. and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of RSA Security Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in Item 14 (a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of RSA Security Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” with respect to business combinations occurring subsequent to June 30, 2001.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 13, 2002

RSA SECURITY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,

	2001	2000

ASSETS
Current assets
Cash and cash equivalents	$61,946	$301,897
Marketable securities	1,174	33,205
Accounts receivable (less allowance for doubtful accounts of $2,659 in 2001 and $2,006 in 2000)	56,396	54,979
Inventory	8,954	3,707
Prepaid expenses and other assets	12,859	23,616
Deferred taxes	4,886	—

Total current assets	146,215	417,404

Property and equipment, net	94,840	64,207
Other assets
Goodwill, net	185,674	—
Investments	33,522	87,688
Intangible assets, net	37,346	—
Deferred taxes	4,400	20,723
Other	7,117	2,719

Total other assets	268,059	111,130

	$509,114	$592,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,887	$7,663
Accrued payroll and related benefits	11,206	16,023
Accrued expenses and other liabilities	14,527	15,529
Accrued restructurings	11,085	347
Income taxes payable	5,389	26,249
Deferred revenue	30,505	25,444
Deferred taxes	—	20,482

Total current liabilities	79,599	111,737

Convertible debentures	76,102	—
Commitments and Contingencies
Stockholders’ equity
Common stock, $0.01 par value; authorized, 300,000,000 shares; issued, 62,144,158 shares; outstanding, 56,409,882 and 56,166,352 shares in 2001 and 2000, respectively	621	621
Additional paid-in capital	124,022	213,826
Retained earnings	451,320	453,827
Treasury stock, at cost; 5,734,276 and 5,977,806 shares in 2001 and 2000, respectively	(218,081)	(218,962)
Accumulated other comprehensive (loss) income	(4,469)	31,692

Total stockholders’ equity	353,413	481,004

	$509,114	$592,741

See accompanying notes to consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,

	2001	2000	1999

Revenue
Products	$222,382	$238,027	$190,736
Maintenance and professional services	60,338	42,164	27,388

Total revenue	282,720	280,191	218,124

Cost of revenue
Products	38,226	33,158	30,813
Maintenance and professional services	28,456	21,825	14,348

Total cost of revenue	66,682	54,983	45,161

Gross margin	216,038	225,208	172,963

Costs and expenses
Research and development	58,345	45,032	37,640
Marketing and selling	122,915	102,788	89,943
General and administrative	39,127	35,409	27,261
Restructurings	19,956	(2,079)	11,350
Amortization of goodwill and intangible assets	14,452	—	—
In process research and development	7,891	—	—

Total	262,686	181,150	166,194

Income (loss) from operations	(46,648)	44,058	6,769
Interest income and other	7,660	12,864	10,007
Interest expense	(1,800)	—	—
Income from investing activities	40,836	272,853	285,952

Income before provision for income taxes	48	329,775	302,728
Provision for income taxes	2,555	124,012	118,982
Minority interests	—	—	16

Net (loss) income	$(2,507)	$205,763	$183,762

Basic (loss) earnings per share
Per share amount	$(0.04)	$3.50	$3.13

Weighted average shares	56,259	58,051	58,757

Diluted (loss) earnings per share
Per share amount	$(0.04)	$3.21	$2.92

Weighted average shares	56,259	58,051	58,757
Effect of dilutive equity instruments	—	5,976	4,213

Adjusted weighted average shares	56,259	64,027	62,970

See accompanying notes to consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

							Accumulated
	Common Stock		Additional		Treasury Stock		Other	Total
			Paid-in-	Retained			Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

Balance, January 1, 1999	62,135,038	$621	$189,682	$64,302	1,421,383	$(10,912)	$(973)	$242,720

Issuance of common stock and warrants	9,120		(6,783)		(3,760,315)	39,741		32,958
Tax benefit on the exercise of stock options			16,790					16,790
Stock compensation			1,128					1,128
Share repurchase program					6,114,750	(102,973)		(102,973)
Comprehensive income:
Translation adjustment							(147)	(147)
Unrealized gain on marketable securities, net							236,786	236,786
Net income				183,762				183,762

Total comprehensive income								420,401

Balance, December 31, 1999	62,144,158	621	200,817	248,064	3,775,818	(74,144)	235,666	611,024

Issuance of common stock and warrants			(33,978)		(3,699,762)	72,256		38,278
Tax benefit on the exercise of stock options			30,241					30,241
Stock compensation			563					563
Share repurchase program					5,901,750	(217,074)		(217,074)
Put option premiums			17,630					17,630
Equity of forward equity contracts			(1,447)					(1,447)
Comprehensive income:
Translation adjustment							(1,381)	(1,381)
Unrealized loss on marketable securities, net							(202,593)	(202,593)
Net income				205,763				205,763

Total comprehensive income								1,789

Balance, December 31, 2000	62,144,158	621	213,826	453,827	5,977,806	(218,962)	31,692	481,004

Issuance of common stock			(57,261)		(2,457,030)	90,855		33,594
Tax benefit on the exercise of stock options			15,828					15,828
Assumption of Xcert International Inc. stock options			3,730					3,730
Issuance of warrants in connection with convertible debt issuance			4,149					4,149
Share repurchase program					2,213,500	(89,974)		(89,974)
Put option premiums			7,565					7,565
Put option settlements			(63,815)					(63,815)
Comprehensive loss:
Translation adjustment							(2,188)	(2,188)
Unrealized loss on marketable securities, net							(33,973)	(33,973)
Net loss				(2,507)				(2,507)

Total comprehensive loss								(38,668)

Balance, December 31, 2001	62,144,158	$621	$124,022	$451,320	5,734,276	$(218,081)	$(4,469)	$353,413

See accompanying notes to consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2001	2000	1999

Cash flows from operating activities
Net (loss) income	$(2,507)	$205,763	$183,762
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Depreciation	15,184	9,971	9,182
Amortization of goodwill and intangible assets	14,452	—	—
In process research and development	7,891	—	—
Non cash restructuring	—	(2,079)	4,462
Non cash interest expense	1,122	—	—
Non cash stock option compensation	751	563	1,128
Amortization of convertible debentures deferred financing costs	329	—	—
Non cash warrant accretion	251	—	—
Tax benefit from exercise of stock options	15,828	30,241	16,790
Income from investing activities	(48,008)	(272,853)	(288,489)
Investment valuation impairment	7,172	—	2,537
Deferred taxes	6,665	3,704	(5,733)
Minority interests	—	—	(16)
Increase (decrease) in cash from changes in, net of the effect of acquisitions:
Accounts receivable	1,657	(13,141)	(6,330)
Inventory	(5,221)	4,150	(833)
Prepaid expenses and other assets	12,600	(8,054)	(1,910)
Accounts payable	(3,206)	94	(666)
Accrued payroll and related benefits	(7,328)	3,060	3,605
Accrued expenses and other liabilities	(5,778)	(3,195)	7,387
Accrued restructurings	10,739	2,537	—
Prepaid and income taxes payable	(33,451)	34,180	4,787
Deferred revenue	3,173	8,580	6,046

Net cash (used for) provided by operating activities	(7,685)	3,521	(64,291)

Cash flows from investing activities
Purchases of marketable securities	(36,411)	(79,805)	(37,550)
Sales and maturities of marketable securities	75,593	471,490	282,583
Purchases of property and equipment	(36,173)	(39,511)	(13,688)
Proceeds from Crosby Finance, LLC	53,460	—	—
Investments	(23,231)	(11,692)	—
Acquisitions, net of cash acquired	(226,146)	—	—
Other	515	(527)	(114)

Net cash (used for) provided by investing activities	(192,393)	339,955	231,231

Cash flows from financing activities
Proceeds from exercise of stock options and purchase plans	33,594	38,278	28,496
Share repurchase program	(89,974)	(217,074)	(102,973)
Issuance of convertible debentures, net	75,235	—	—
Settlement of put option contracts	(63,815)	—	—
Sale of put options	7,565	17,630	—
Equity of forward equity contracts	—	(1,447)	—
Minority interests	—	—	(3,600)

Net cash used for financing activities	(37,395)	(162,613)	(78,077)

Effect of exchange rate changes on cash and cash equivalents	(2,478)	(1,136)	129

Net (decrease) increase in cash and cash equivalents	(239,951)	179,727	88,992
Cash and cash equivalents, beginning of year	301,897	122,170	33,178

Cash and cash equivalents, end of year	$61,946	$301,897	$122,170

See accompanying notes to consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1. Nature of Business and Summary of Significant Accounting Policies

      Nature of Business — RSA Security Inc. and its subsidiaries (the “Company”) is a leading provider of electronic security (“e-security”) solutions. The Company’s products are designed to help organizations ensure the authenticity of the people, devices and transactions involved in e-business. The Company’s core competencies are in strong, two-factor user authentication solutions, Web access management software, digital certificate management solutions and encryption software. The Company sells to Enterprise customers seeking turnkey security solutions, and to Developers seeking software development components for embedding security in software applications or hardware devices. In additional to providing e-security solutions, the Company also has the RSA Capital segment whose activities historically have related to investments in external and internal activities and technologies.

      Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements include the operations of Securant Technologies, Inc. (“Securant”), Xcert International, Inc. (“Xcert”), 3-G International, Inc. (“3GI”) and Transindigo Inc (“Transindigo”) from their respective dates of acquisition.

      Use of Estimates — The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, sales returns, allowance for doubtful accounts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, restructurings, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. Actual results could differ from those estimates.

      Revenue Recognition — Revenue is recognized when earned. The Company’s revenue recognition policies are in compliance with all applicable accounting regulations, including the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions.” Revenue from products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. Revenue from licensing other intellectual property is recognized when evidence of an arrangement exists, the fee is fixed or determinable and collection is considered probable. Revenue is reduced by provisions for estimated returns based on various factors including historical experience and data analyzed by product line and customer’s industries. When arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, the Company recognizes revenue for the delivered elements using the residual method. For arrangements containing multiple elements wherein vendor specific objective evidence of fair value does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until vendor specific objective evidence of fair value exists or all elements have been delivered. Maintenance services revenue, whether sold separately or as part of a multiple element arrangement, is deferred and recognized ratably over the term of the maintenance contract, generally twelve months. Professional service revenue is recognized as services are provided. No customer accounted for 5% or more of the Company’s revenue in any period reported.

      The Company’s stocking distributor program began in 1997. All of the Company’s products are sold to stocking distributors, with authentication products comprising most sales. The Company’s stocking distributors purchase its products, take title upon shipment and resell the products to their customers. Stocking distributors have contractual rights of return for stock rotation purposes of generally 10% to 20% of their

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase volume. Prior to January 1, 2001 the Company believed it lacked sufficient data to reasonably estimate returns from stocking distributors and therefore recognized revenue upon evidence of a sale to the end user. By the beginning of 2001, the Company had sufficient data to reasonably estimate stocking distributor returns and determined that, historically, actual return volumes have averaged less than 5% of stocking distributor purchase volume. Based on this experience and the criteria set out in Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition when Right of Return Exists,” the Company began recognizing revenue upon shipment of product to the stocking distributors, net of estimated returns. Revenue recognized from sales to stocking distributors in 2001 increased by $3,013 due to this change in estimate. The increase in recognized revenue of $3,013 resulted in a decrease to net loss of $2,019 and a decrease to diluted loss per share of $0.04 for the year ended December 31, 2001. Stocking distributor purchases in 2001 were $42,203 and stocking distributor sales to their customers were $39,190.

      Allowance for Sales Returns — Allowances for estimated sales returns and allowances on product and service revenue are recorded in the same period as the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data, current economic trends, product line and customer industry and other known factors.

      Allowance for Doubtful Accounts — The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. Accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations, and changes in customer payment terms are utilized when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of accounts receivable, an increase in the allowance for doubtful accounts is recorded when the prospect of collecting a specific account receivable becomes doubtful. Provisions for doubtful accounts of $6,227, $2,933 and $630 for the years ended December 31, 2001, 2000 and 1999, respectively have been included in the consolidated statements of operations.

      Warranty Policy — Reserves are provided for warranties based upon historical experience.

      Cash Equivalents — All highly liquid investments purchased with a remaining maturity of three months or less are considered cash equivalents.

      Inventory — Inventory consists primarily of RSA SecurID authenticators and is stated at the lower of cost (first-in, first-out method) or market.

      Property and Equipment — Property and equipment are stated at cost. Furniture and equipment are depreciated by the straight-line method over the estimated useful lives of the assets, generally two to ten years. Leasehold improvements are depreciated by the straight-line method over the lease term or estimated useful live of the related asset, whichever is shorter. Buildings are depreciated over fifty years, the estimated useful life. Property and equipment sold or retired is eliminated from the accounts in the year of disposition and the resulting gain or loss is reflected in earnings.

      Goodwill and Intangible Assets — Goodwill and other acquisition related identifiable intangible assets are stated at fair value as of the date acquired in a business acquisition accounted for as a purchase, net of accumulated amortization. For acquisitions that were completed before June 30, 2001, goodwill was amortized on a straight-line basis over seven years and other acquired intangible assets are amortized on a straight-line basis over their estimated useful lives of between four and seven years. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized for business acquisitions that were completed after June 30, 2001, but rather will be evaluated at least annually for impairment. Other identifiable intangibles assets acquired from business acquisitions that were completed after June 30, 2001 are amortized on a straight-line basis over their estimated useful lives of between one and three years. Beginning January 1, 2002 in accordance with SFAS No. 142, the Company discontinued amortizing goodwill from acquisitions

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

completed before June 30, 2001, and will not record any amortization expense on any goodwill after January 1, 2002. The Company periodically evaluates its carrying value of goodwill and other intangible assets against the estimated fair value of the assets and will record an impairment charge in the amount by which the carrying value of the assets exceed their fair value. In accordance with SFAS No. 142, the Company will be required to analyze the carrying value of goodwill and other intangibles assets for impairment issues during the first six months of 2002 and on an annual basis thereafter. The Company does not anticipate taking an impairment charge on its goodwill and other intangible assets as a result of our adoptions of SFAS No. 142.

      Deferred Financing Costs — Deferred financing costs include investment bank fees, legal fees and other financing costs paid in connection with the issuance of convertible debentures and are included on the balance sheet in other assets. Deferred financing costs are amortized over the period the convertible debentures are outstanding using the straight line method, which is not materially different from the effective interest rate method.

      Financial Instruments — The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of the convertible debentures is the principle balance of the debentures outstanding less the fair value of the warrants outstanding, net of accumulated amortization of the warrants’ fair value. The Company believes the carrying value of the convertible debentures approximates the fair value.

      Marketable securities, including publicly traded securities whose sale is not prohibited by contractual or statutory restrictions, are classified as “available for sale” and recorded at market using the specific identification method. Unrealized gains and losses are included in accumulated other comprehensive income, net of tax effects. Realized gains are determined based on the specific identified cost of the securities and are included in income from investing activities on the consolidated statements of operations.

      The Company accounts for its investment in Crosby Finance, LLC under Emerging Issues Task Force (“EITF”) Issue No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” The Company is carrying its interest at fair value with all changes in fair value reported in income from investing activities. Fair value is being determined based on fair value of Crosby’s right to potentially receive additional cash proceeds under the variable delivery contract.

      Investments where ownership is less than 20% and the Company does not have significant influence on the operating or financial decisions of the investee are accounted for using the cost method. Certain events, such as an initial public offering, could result in the reclassification of an investment to an available for sale marketable security. Investments where the Company does have significant influence on the operating or financial decisions of the investee, but that are not majority-owned or controlled, are accounted for using the equity method. Until June 30, 1999 the Company accounted for its investment in VeriSign, Inc. (“VeriSign”) common stock under the equity method.

      Derivative Financial Instruments — Derivative financial instruments are entered into for purposes other than trading and include foreign currency forward contracts. These contracts are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that qualify for hedge treatment are reported, to the extent they are effective, as a component of other comprehensive income. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, are recognized currently in earnings.

      In accordance with SFAS No. 133, hedges relating to anticipated transactions are designated and documented at the inception of the respective hedge as cash flow hedges and evaluated for effectiveness quarterly. As the terms of the forward contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instrument reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. The effect of adopting SFAS No. 133 did not have a material impact on the Company’s financial position or result of operations.

      The Company had put options and forward equity contracts outstanding on its common stock at December 31, 2000. The Company had no derivative financial instruments outstanding on its common stock at December 31, 2001. The Company had no foreign currency contracts outstanding at December 31, 2001 and 2000.

      Impairment of Long-lived Assets — The recoverability of long-lived assets is periodically assessed by comparing the undiscounted cash flows expected to be generated to the carrying value of the assets. If the sum of the undiscounted cash flows is less than the carrying value of the assets, an impairment charge is recognized. The Company recorded impairment charges against the carrying value of its investments of $7,172 and $2,537 during the years ended December 31, 2001 and 1999, respectively.

      Research and Development — Research and development costs are expensed as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” does not materially affect the Company.

      Advertising — Advertising costs are expensed as incurred and were approximately $4,496, $5,548 and $2,484 in 2001, 2000 and 1999, respectively.

      Income Taxes — Deferred income taxes are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the statutory tax rates and laws expected to apply to taxable income in the years in which the temporary differences are expected to reverse. Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the timing of the temporary differences becoming deductible. Management considers, among other available information, scheduled reversals of deferred tax liabilities, projected future taxable income, and other matters in making this assessment.

      Income taxes are provided on undistributed earnings of foreign subsidiaries where such earnings are expected to be remitted to the U.S. parent company. The Company intends to determine annually the amount of unremitted earnings of foreign subsidiaries to invest indefinitely in its non-U.S. operations. Unrecognized provisions for taxes on undistributed earnings of foreign subsidiaries, which are considered permanently invested, are not material to the Company’s consolidated financial position or results of operations.

      Foreign Currency — The financial statements of the Company’s foreign branches and subsidiaries are measured using the local currencies as the functional currencies. Assets and liabilities of these branches and subsidiaries are translated to their U.S. dollar equivalents at balance sheet date exchange rates and translation adjustments are recorded in accumulated other comprehensive income. Statements of operations of foreign branches and subsidiaries are translated from functional currencies to U.S. dollar equivalents at average exchange rates in effect during the year and any gain or loss from these translations are also included in accumulated other comprehensive income. Foreign currency transaction gains and losses are included in interest income and other in the consolidated statements of operations.

      Earnings (Loss) Per Share — Basic earnings per share is computed using net income less financing costs on forward equity contracts divided by the weighted average number of common shares outstanding. Diluted earnings per common share is computed using the weighted average number of common shares outstanding plus the effect of potential outstanding common shares, including convertible debentures, options and warrants using the “treasury stock” method. Diluted loss per share excludes the effect of equity instruments including options and warrants, as such instruments are antidilutive.

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Common Stock Split — On February 1, 2001, the Company’s Board of Directors declared a three-for-two stock split, which was effected in the form of a common stock dividend. Shares were distributed on March 26, 2001 to stockholders of record on March 9, 2001. All references to common stock and per share amounts in this Annual Report on Form 10-K have been adjusted to reflect the three-for-two common stock split on a retroactive basis.

      Common Stock Warrants — Warrants on the Company’s common stock are recorded at fair value. Fair value of warrants is estimated using the Black-Scholes model. The fair value of the warrants is amortized over the expected life of the warrants using the straight-line method.

      Treasury Stock — Shares of the Company’s common stock that are repurchased are recorded in treasury stock at cost and included as a component of stockholders’ equity. The Company relieves the costs associated with the reissuance of shares of common stock out of treasury using the first-in first-out method.

      Concentration of Credit Risk — The Company provides e-security solutions to various customers in diverse industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company has a non-recourse arrangement with a major financial institution, under which certain of the Company’s qualified customers can obtain financing directly from the financial institution at their own discretion.

      Stock-Based Compensation Plans — Stock-based compensation cost is accounted for using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including the tax benefits realized, are credited to shareholders’ equity. The pro forma impact on earnings per share has been disclosed as required by SFAS No. 123, “Accounting for Stock Based Compensation.”

      Reclassification — Certain prior year balance sheet amounts have been reclassified to conform to the 2001 presentation.

      New Accounting Pronouncements — In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, and eliminates the pooling of interests method. In addition, SFAS No. 141 further clarifies the criteria for recognition of intangible assets separately from goodwill. Recorded goodwill and intangible assets will be evaluated against this new criteria and may result in certain intangibles being included as goodwill, or amounts of goodwill may be separately identified and recognized as intangible assets.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” The effective date of SFAS No. 142 is January 1, 2002, and applies to goodwill and intangible assets acquired in a business combination. SFAS No. 142 requires that amortization of goodwill be discontinued and that goodwill be evaluated at least annually for impairment. Intangible assets other than goodwill will continue to be amortized over their useful lives.

      The Company applied the provisions of SFAS No. 141 and SFAS No. 142 with respect to the acquisition of Securant on September 4, 2001 (the date of acquisition). As part of the application of SFAS No. 141, the Company recognized identifiable intangible assets separate from goodwill and has recognized amortization expense on these intangible assets with finite lives from the date of acquisition for the year ended December 31, 2001. The Company recorded goodwill in connection with the acquisition of Securant, which is not being amortized, but which will be evaluated for impairment on a periodic basis but not less than once a year. Had the goodwill recorded in connection with the acquisition of Securant been amortized from the date of acquisition through December 31, 2001, the Company would have recorded additional amortization expense of approximately $6,047, which would have increased the 2001 net loss by $6,047 and increased diluted loss per share by $0.11 for the year ended December 31, 2001.

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Beginning January 1, 2002 in accordance with SFAS No. 142, the Company discontinued amortizing goodwill from acquisitions completed before June 30, 2001, and will not record any amortization expense on any goodwill after January 1, 2002. Goodwill amortization expense was approximately $7,667 for the year ended December 31, 2001. The Company will continue to amortize other intangible assets with finite lives. At December 31, 2001, goodwill from acquisitions completed before June 30, 2001 was approximately $57,950, net of accumulated amortization and other intangible assets of approximately $20,023, net of accumulated amortization. The Company has reclassified approximately $8,279 of intangible assets with indefinite lives relating to in-place workforce to goodwill as a result of the adoption of SFAS No. 142 on January 1, 2002. Other intangible assets are amortized over their respective useful lives of between 1 and 7 years and the Company expects to record amortization expense on other intangible assets of approximately $11,400 during the year ended December 31, 2002. The Company does not anticipate taking an impairment charge on the remaining goodwill as a result of its adoption of SFAS No. 142.

      In August 2001 the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to be Disposed Of,” and develops a single accounting method under which long-lived assets that are to be disposed of by sale are to be measured. SFAS No. 144 is effective January 1, 2002 and its provisions are to be applied prospectively. The Company does not believe SFAS No. 144 will have a material impact on its consolidated financial position and results of operations.

2. Acquisitions

      During the year ended December 31, 2001, the Company completed four acquisitions, which were accounted for as purchases. Accordingly, the results of operations of the acquired companies have been included in the consolidated statement of operations for the year ended December 31, 2001 from their respective dates of acquisition. Costs related to these acquisitions are for investment banking, professional fees and other direct costs, including employee severance and facilities closure, and were recorded on the dates of acquisition and have been included in the allocation of the purchase prices.

      On September 4, 2001, the Company completed its acquisition of all of the capital stock of Securant, a privately held company that developed the ClearTrust Web access management solution. On May 16, 2001, the Company completed its acquisition of all of the capital stock of 3GI, a privately held company that developed smart card and biometric authentication products; on May 22, 2001, the Company completed its acquisition of substantially all the assets of Transindigo, a privately held company that developed real time Web access management software products; and on February 12, 2001, the Company completed its acquisition of all of the capital stock of Xcert, a privately held company that developed digital certificate-based products for securing e-business transactions.

      The purchase prices and costs of the Securant, 3GI, Transindigo and Xcert acquisitions were as follows:

			3GI and
	Securant	Xcert	Transindigo	Total

Cash paid to sellers or shareholders	$134,756	$63,775	$22,309	$220,840
Stock options assumed	—	3,095	—	3,095
Acquisition costs	7,924	5,357	1,421	14,702

Total purchase price	$142,680	$72,227	$23,730	$238,637

      There were no accrued acquisition costs at December 31, 2001.

      Pursuant to two separate escrow agreements entered into in connection with the Securant acquisition, $21,000 of the cash purchase price otherwise payable to Securant’s shareholders was placed in escrow, pending

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the completion of a post closing adjustment, if any, to the purchase price and the settlement of any claims for breach of representations, warranties or covenants in the merger agreement. Pursuant to the escrow agreement, $3,000 of the cash purchase price otherwise payable to 3GI’s stockholders was placed in escrow, pending settlement of any claims for breaches of representations, warranties or covenants in the merger agreement. Pursuant to the escrow agreement, $500 of the cash purchase price otherwise payable to Transindigo was placed in escrow, pending settlement of any claims for intellectual property infringement and other matters. Pursuant to the escrow agreement, $10,500 of the cash purchase price otherwise payable to Xcert’s stockholders was placed in escrow, pending settlement of any claims for breaches of representations, warranties or covenants in the merger agreement. The unclaimed balance of most of the Securant escrowed amount is scheduled to be released to the selling shareholders in March 2003, the unclaimed balance of the 3GI escrow is scheduled to be released to the selling stockholders in August 2002, the unclaimed balance of the Transindigo escrow is scheduled to be released to Transindigo in May 2002 and the unclaimed balance of the Xcert escrow is scheduled to be released to the selling shareholders in August 2002.

      Allocation of the purchase prices for all four acquisitions completed during the year ended December 31, 2001 were based on estimates of the fair value of the assets acquired and liabilities assumed based on preliminary independent appraisals. The allocations of purchase prices are subject to revision based on the final determination of appraised and other fair values. The purchase prices were allocated as follows:

	Estimated Fair Values

			3GI and		Life
	Securant	Xcert	Transindigo	Total	(in years)

Assets and liabilities, including cash	$(414)	$4,756	$6,792	$11,134
Goodwill — acquired before June 30, 2001(1)	—	53,774	11,844	65,618	7 years
Goodwill — acquired after June 30, 2001(1)	126,981	—	—	126,981	—
Intangible assets	19,650	18,544	5,441	43,635	1 to 7 years
Deferred tax liabilities, net	(7,287)	(7,418)	(1,917)	(16,622)
In process research and development	3,750	2,571	1,570	7,891

Total purchase price	142,680	72,227	23,730	238,637
Less: assumption of stock options	—	(3,095)	—	(3,095)
Less: cash acquired	(2,136)	(377)	(6,883)	(9,396)

Net cash paid	$140,544	$68,755	$16,847	$226,146

(1)	Goodwill acquired in acquisitions completed before June 30, 2001 was amortized on a straight-line basis over 7 years. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill acquired in acquisitions completed after June 30, 2001 is not amortized, but rather will be evaluated at least annually for impairment.

      The Company used an independent appraiser to calculate the amounts allocated to assets and liabilities acquired including intangible assets and IPR&D. The independent appraiser used established valuation techniques accepted in the high technology industry, including the income method, which discounts expected future cash flows to present value, and the cost method, which uses the replacement costs. These methods give consideration to relevant market sizes and growth factors, expected industry trends, product sales cycles, and the estimated lives of each product’s underlying technology. For IPR&D, consideration was also given to the projects’ stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development and the projected cost to complete the project.

      In process research and development (“IPR&D”) expense of $7,891 for the year ended December 31, 2001 represents the write off of IPR&D of $3,750, $2,571, $920 and $650 in connection with the acquisitions of Securant, Xcert, 3GI and Transindigo, respectively. The amounts allocated to IPR&D projects were

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expensed in the quarter that the related acquisition was consummated if technological feasibility of the IPR&D projects had not been achieved and no alternate future uses have been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows.

      The discount rates used in the present value calculations were derived from a weighted average cost of capital, adjusted upward to reflect additional risks inherent in the development life cycle, and resulted in discount rates in a range of 30.0% — 35.0% based upon an income stream of between 5 and 7 years.

      Pro forma revenue, net (loss) income and diluted (loss) earnings per share for the years ended December 31, 2001 and 2000 as if the Securant, Xcert, 3GI and Transindigo acquisitions had been consummated as of the beginning of each period is presented below. The pro forma results include estimates and assumptions which the Company believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had occurred on the dates indicated, or that may result in the future. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume, any benefits from cost savings or synergies of operations of the combined company.

	Years Ended December 31,

	2001	2000

Revenue	$295,379	$289,547

Net (loss) income	$(50,446)	$153,886

Diluted (loss) earnings per share	$(0.90)	$2.40

3. Investments and Financial Instruments

      The Company’s marketable securities were as follows at:

	December 31, 2001			December 31, 2000

		Net			Net
	Cost	Unrealized	Recorded	Cost	Unrealized	Recorded
	Basis	Gains	Basis	Basis	(Losses)	Basis

Debt securities recorded at market, maturing:
Within one year	—	—	—	$24,188	$(25)	$24,163
Between 1 and 15 years	—	—	—	5,500	(8)	5,492

Debt securities recorded at market	—	—	—	29,688	(33)	29,655

Equity securities recorded at market	$471	$703	$1,174	4,094	(544)	3,550

Total marketable securities	$471	$703	$1,174	$33,782	$(577)	$33,205

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s investments were as follows at:

	December 31, 2001			December 31, 2000

		Net			Net
	Cost	Unrealized	Recorded	Cost	Unrealized	Recorded
	Basis	Gains	Basis	Basis	Gains	Basis

Equity securities recorded at cost	$39,852	—	$39,852	$17,620	—	$17,620
Valuation adjustment for equity securities recorded at cost	(13,355)	—	(13,355)	(5,928)	—	(5,928)

Total equity securities recorded at cost	26,497	—	26,497	11,692	—	11,692

Investment in Crosby Finance, LLC	7,025	—	7,025	17,931	$58,065	75,996

Total investments	$33,522	—	$33,522	$29,623	$58,065	$87,688

      Debt securities include government and corporate notes and bonds. Equity securities recorded at cost primarily include preferred stock and common stock which is not publicly traded or whose sale is prohibited by contractual or statutory restrictions. During October 2000, nCipher, Plc completed its initial public offering and the Company reclassified its investment in nCipher, Plc to marketable securities.

      At September 30, 1999, the Company owned 6,000,000 shares of VeriSign common stock, which were classified as available for sale. In the third and fourth quarters of 1999, the Company entered into costless collars covering all of its shares of VeriSign common stock. The collars protected the Company against declines in the market value of VeriSign by ensuring that at least a portion of its unrealized gain was hedged and realizable. Between October 1, 1999 and September 30, 2000 the Company settled four collar contracts by delivering 2,000,000 shares of VeriSign common stock and realized gains of $86,075 and $30,436 in 2000 and 1999, respectively. On November 27, 2000 the Company exercised its right to terminate the collars on the remaining 4,000,000 shares of VeriSign common stock. The Company delivered 1,363,084 shares of VeriSign common stock to terminate the collars, which resulted in no cash proceeds to the Company and the recognition of a net gain of $46,000 during 2000. After termination of the collars, the Company had 2,636,916 shares of VeriSign common stock remaining.

      In order to create current liquidity, on November 27, 2000 the Company entered into three forward contracts (“Forwards”) with respect to 609,591 shares of VeriSign common stock and a variable delivery forward (“VDF”) contract with respect to 2,027,325 shares of VeriSign common stock.

      Each Forward contract required the Company deliver approximately 200,000 shares at specific dates during the first three quarters of 2001. Upon each delivery of shares, the Company was entitled to receive $18,000, for total proceeds of $54,000 in the first three quarters of 2001.

      Under the VDF contract, the Company received cash proceeds of $137,750 and committed to deliver 2,027,325 shares of VeriSign common stock in January 2006. In addition, the VDF contract entitles the Company to additional cash proceeds of up to $35,336 depending on the market price of VeriSign common stock on January 3, 2006, as follows:

Market price of VeriSign Common Stock	Proceeds

$0.00 to $87.16	$0
$87.16 to $104.59	$0 to $35,336
Over $104.59	$35,336

      No gain was recognized upon execution of either the Forwards or the VDF.

      However, immediately following the execution of the Forwards and the VDF, the Company contributed the remaining 2,636,916 shares of VeriSign common stock and transferred its rights and obligations in the

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Forwards and the VDF to Crosby Finance, LLC (“Crosby”) and received a 99% interest in Crosby. Crosby is a bankruptcy-remote qualified special purpose entity, established specifically to securitize the shares of VeriSign common stock. The contribution and the transfer have been accounted for as a sale under SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, the Company recognized a net gain of $101,427 and does not consolidate Crosby for accounting purposes. The counterparty to the VDF contract holds the remaining 1% interest in Crosby.

      The Company has the right to appoint the members of the Board of Directors of Crosby, one of whom is required to be an independent director who is not an employee, director or stockholder of the Company or otherwise affiliated with the Company and who does not receive any direct or indirect benefit from the Company. The other members of the Crosby Board of Directors are two of the Company’s officers. None of the Crosby directors has any ownership or interest in Crosby or its profits or assets, and with the exception of the independent director, none of the directors are compensated for serving as a director of Crosby. The Crosby Board of Directors manages the operations of Crosby, but neither the Crosby Board nor either of the members of Crosby has the power to cause Crosby to engage in any business other than holding shares of VeriSign common stock, the Forwards and the VDF and performing its obligations under the Forwards and the VDF contracts.

      During 2001, the three Forwards matured and Crosby received total cash proceeds of $54,000 upon delivery of 609,591 shares of VeriSign common stock to the counterparty. Crosby distributed the proceeds from the Forwards to the Company and the counterparty at their membership interest percentages. This generated cash proceeds of $53,460 and resulted in a gain of $41,843 to the Company, which is included in income from investing activities for 2001. At December 31, 2001 Crosby holds 2,027,325 shares of VeriSign and the VDF contract.

      Crosby has no liability or obligation to its members or to the counterparty to the VDF contract other than to deliver the shares of VeriSign common stock to the counterparty upon maturity of the VDF contract and to distribute the cash proceeds, if any, to its members. After settlement of the VDF in January 2006, Crosby will dissolve.

      The Company’s 99% interest in Crosby was $7,025 and $75,996 and the unrealized gain in accumulated other comprehensive income, net of tax was $0 and $34,745 at December 31, 2001 and 2000, respectively. The Company accounts for its investment in Crosby under the guidelines of EITF 96-12, “Recognition of Interest Income and Balance sheet Classification of Structured Notes.” Prior to the settlement of the Forwards, the retrospective interest method was used to account for the Company’s interest in Crosby as the Company believed it would recover a substantial amount of its interest. Any increases in the cost basis of the Company’s interest in Crosby, determined by applying the retrospective interest method, were recorded in interest income. Any changes in the fair value of the Company’s interest in Crosby were recorded in other comprehensive income in shareholders’ equity. Upon the distribution of the cash proceeds of the Forwards by Crosby, a portion of the previously unrealized gain which approximated $40,744, was recognized in income from investing activities for the year ended December 31, 2001. In the fourth quarter of 2001, subsequent to the settlement of the last Forward, it became reasonably possible that the Company could lose all or substantially all of the value of its remaining interest, and therefore could no longer apply the retrospective interest method to its interest in Crosby. Accordingly, the Company is carrying its interest at fair value with all changes in fair value reported in income from investing activities. Fair value of the Company’s interest in Crosby is being determined based on the fair value of Crosby’s right to potentially receive additional cash proceeds upon maturity of the VDF. Unless the VeriSign stock appreciates substantially in value by January 2006, the Company will not be entitled to any cash flows from its remaining interest in Crosby.

      The gain recorded for financial reporting purposes upon execution of the VDF contract and its contribution to Crosby in 2000 has not been recognized for tax purposes, and accordingly, the Company has recorded a $26,619 deferred tax liability. This deferred tax liability will reverse upon maturity of the VDF contract in 2006, and the gain will be included in the calculation of the Company’s taxable income for 2006.

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The recognition of that gain would result in a tax liability to the Company and may require the payment of cash to settle the tax liability.

      Income from investing activities include the following gains (losses):

	Years Ended December 31,

	2001	2000	1999

Marketable Securities — VeriSign	—	—	$245,868
Marketable Securities — Other	$6,165	$39,351	134
Settlement of forward contracts held by Crosby Finance, LLC	41,843	—	—
Transfer of assets to Crosby Finance, LLC	—	101,427	—
Termination of VeriSign collar program	—	46,000	—
VeriSign collar program	—	86,075	30,436
Increase in VeriSign value under equity method	—	—	12,576
Equity in VeriSign’s loss	—	—	(525)
Investment valuation impairment charges	(7,172)	—	(2,537)

Total income from investing activities	$40,836	$272,853	$285,952

4. Property and Equipment

      Property and equipment were as follows at:

	December 31,

	2001	2000

Land	$5,972	$5,972
Building	17,508	17,125
Furniture and equipment	83,149	61,180
Leasehold improvements	38,056	12,802

Total	144,685	97,079
Less: Accumulated depreciation and amortization	(49,845)	(32,872)

Property and equipment, net	$94,840	$64,207

5. Convertible Debentures

      In October and November 2001 the Company issued 7% convertible subordinated debentures due October 17, 2004 with an aggregate principal amount of $80,000, which generated proceeds, net of financing issuance costs, of $75,235. The debentures mature on October 17, 2004, unless redeemed earlier by the Company as described below or converted into the Company’s common stock at the holder’s option. Net cash proceeds from the issuance of the 7% convertible subordinated debentures were as follows:

Principal amount of 7% convertible debentures	$80,000
Deferred financing costs	(4,765)

Net cash proceeds	$75,235

      Interest is payable in cash semi-annually in arrears on January 1 and July 1 of each year, commencing January 1, 2002 at a fixed rate of 7% per annum. At any time and at their option, each holder may convert any outstanding debentures it holds into shares of the Company’s common stock at a conversion price of $13.745

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

per share, which upon conversion of all of the outstanding debentures would result in the issuance of approximately 5,820,298 shares of the Company’s common stock. The conversion price of the debentures may be adjusted under certain circumstances, such as events that would cause dilution of the debenture holder’s interest. The Company may redeem all or a portion of the debentures for cash at any time on or after October 17, 2002 as long as the arithmetic average of the weighted average price of the Company’s common stock on each trading day during the fifteen trading day period immediately prior to the election to redeem is 150% of the conversion price. The debentures are unsecured and are subordinated to all existing and future senior indebtedness. The agreements governing the convertible debentures contain covenants including restrictions on the Company’s ability to incur and guarantee additional debt. The covenants limit the amount of debt the Company may incur to the lesser of 30% of the Company’s consolidated stockholders’ equity or a total of $180,000 including the balance of the 7% convertible debentures outstanding.

      In connection with the issuance of the convertible debentures, and as described in Note 7, the Company issued warrants on its common stock to the holders of the convertible debentures. In addition, in connection with the issuance of the 7% convertible debentures, the Company paid investment bank fees, legal fees and other financing costs of $4,765 which are being amortized through October 2004 using the straight-line method, which is not materially different from the effective interest rate method. Deferred financing costs amortization expense was $329 and is included in interest expense in the statement of operations for the year ended December 31, 2001. Unamortized financing costs of $4,436 are included in other assets on the consolidated balance sheet at December 31, 2001. The carrying value of the 7% convertible debentures is as follows at December 31, 2001:

Principal amount of 7% convertible debentures	$80,000
Less: value of warrants	(4,149)
Add: Accretion	251

Carrying value, December 31, 2001	$76,102

      The Company recorded the fair market value of the warrants as additional paid-in capital for the year ended December 31, 2001 and will amortize the fair market value through October 2004. Warrant amortization expense was $251 and was included in interest expense in the statement of operations for the year ended December 31, 2001.

6. Line of Credit

      The Company extended its $10,000 line of credit agreement with a major financial institution to June 30, 2002, subject to annual extension provisions. This agreement was unused at December 31, 2001 and 2000. Borrowings under this agreement will bear interest, at the Company’s option, at either fixed or variable rates linked to either the London Interbank Offered Rate or the Prime Rate. Borrowings will be collateralized by cash deposits of the Company.

7. Stockholders’ Equity

      Common Stock Warrants — In October and November 2001 and in connection with the issuance of its 7% convertible debentures, the Company issued warrants on its common stock to the holders of the convertible debentures. The holders may exercise the warrants for an aggregate of 873,045 shares of the Company’s common stock at an exercise price of $13.745 per share. The exercise price of the warrants may be adjusted under certain circumstances, such as events that would cause dilution of the holder’s interest. The warrants were immediately exercisable upon issuance and expire on October 17, 2006. The fair value of the warrants of $4,149 was estimated using the Black-Scholes model with the following assumptions: risk free interest rate of 2.5%, expected life of 2.5 years, dividend yield of 0%, and expected volatility of 83%. The

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company recorded the fair market value of the warrants as additional paid-in capital. As of December 31, 2001 none of the warrants had been exercised.

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

      Share Repurchase Program — The Company had a common stock repurchase program from October 1998 to October 2001. Repurchased shares are used for stock option and employee stock purchase plans, and for general corporate purposes. Under the repurchase program, the Company has repurchased, in total, 15,817,000 shares of its common stock for an aggregate amount of $422,156, or an average cost of $26.69 per share. The Company purchased 2,213,500 and 5,901,750 shares of its common stock, for aggregate amounts of $89,974 and $217,074, or an average cost of $40.65 and $36.78 per share for the years ended December 31, 2001 and 2000, respectively.

      The Company received $7,565 and $17,630 from the sale of put options on its common stock during the years ended December 31, 2001 and 2000, respectively. The proceeds were recorded as additional paid-in capital. At December 31, 2001 and 2000, the Company had zero and 2,250,000 shares of its common stock covered by put options outstanding, respectively. During 2001 and upon maturity of one of the Company’s put options contracts covering 375,000 shares of its common stock, the Company repurchased 375,000 shares of its common stock for $13,943 or $37.18 per share. The put options with strike prices in excess of the average closing market value of the Company’s common stock for the year ended December 31, 2000, of $38.87, would be considered dilutive. Accordingly the put options outstanding at December 31, 2000 did have a dilutive effect on the calculation of earnings per share for the year ended December 31, 2000.

      During 2000 the Company entered into forward equity contracts for 1,500,000 shares of its common stock in order to set purchase prices for its future repurchase of shares under its share repurchase program. Upon maturity of the forward equity contracts in May 2001, the Company chose to settle the contracts by repurchasing 1,500,000 shares of its common stock for $65,020 or $43.35 per share. Contracts with forward purchase prices above the closing fair value of the Company’s common stock at December 31, 2000 of $35.25 would be considered dilutive. Accordingly, the forward purchase contracts did have a dilutive effect on the earnings per share calculation at December 31, 2000.

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During September and October 2001 the Company received notices terminating put options covering an aggregate of 3,000,000 shares of the Company’s stock from counterparties to the put options. The cost to the Company to settle the terminated put options was $57,647. In addition, during August 2001 the Company net settled one of its put options contracts covering 375,000 shares of its common stock and paid $6,168. The Company did not repurchase any shares of its common stock in connection with these settlements.

8. Stock Option and Purchase Plans

      Stock Option Exchange Program — In November 2001 the Company announced offers to exchange outstanding employee and director stock options in return for new stock options to be granted by the Company. In exchange for existing options, each option holder received a commitment for new options to be issued exercisable for shares of common stock equal to three fifths (3/5) of the total number of shares subject to the options tendered by the option holder and accepted for exchange. A total of 8,871,919 options were accepted for exchange under the exchange offers and accordingly, were canceled on November 12 and December 17, 2001. The new option grants of approximately 5,300,000 shares are expected to be granted in the second quarter of 2002, no sooner than six months and one day from November 12 and December 17, 2001, the dates on which each exchange offer terminated. The new options granted to the Company’s employees will become exercisable as to 25% of the shares represented by the options upon issuance and in equal quarterly amounts thereafter for three years. The new options granted to the Company’s non-employee directors will be exercisable in full on the date of grant. All the new options will have an exercise price equal to the fair market value of the Company’s common stock on the date of grant.

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

      Authorized shares at December 31, 2001 were 17,355,000 shares under the 1994 Plan, 750,000 shares under the Director Plan and 21,062,764 shares under the 1998 Plan. At December 31, 2001 shares available for grant were 4,553,828 under the 1994 Plan, 763,500 under the Director Plan and 10,769,071 under the 1998 Plan.

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The 1994 Employee Stock Purchase Plan, as amended (“Purchase Plan”), provides for sales of common stock to participating employees at prices of not less than 85% of the closing price on either the first day or the last day of the offering period, whichever is lower. At December 31, 2001 2,100,000 shares were authorized under the Purchase Plan and 1,137,770 shares were available for purchase. The cumulative total shares purchased under the plan through 2001, 2000 and 1999 were 962,230, 821,467 and 647,404, respectively.

      A summary of stock option activity under all plans follows:

		Weighted Average
		Exercise
	Shares	Price Per Share

Outstanding at January 1, 1999	12,042,708	$8.90
Granted	9,942,772	17.91
Exercised	(3,658,251)	7.55
Canceled and expired	(2,674,137)	12.33

Outstanding at December 31, 1999	15,653,092	14.55
Granted	8,936,787	34.95
Exercised	(3,173,193)	10.31
Canceled and expired	(1,443,675)	16.18

Outstanding at December 31, 2000	19,973,011	24.10
Granted	6,547,363	28.80
Exercised	(2,325,828)	12.86
Canceled and expired	(12,246,527)	31.99

Outstanding at December 31, 2001	11,948,019	$21.07

Exercisable at December 31, 1999	2,821,375	$10.32

Exercisable at December 31, 2000	4,764,196	$15.44

Exercisable at December 31, 2001	4,982,928	$17.06

      The following table sets forth information regarding stock options outstanding at December 31, 2001 under all plans:

					Weighted
			Weighted Average		Average
		Weighted	Remaining	Number	Exercise Price for
Range of	Number of	Average	Contractual Life	Currently	Currently
Exercise Prices	Shares	Exercise Price	(Years)	Exercisable	Exercisable

$0.30	1,725	$0.30	2.0	1,725	$0.30
1.97 – 2.15	16,588	1.97	2.8	16,588	1.97
3.78	16,726	3.78	9.1	16,726	3.78
6.65 – 8.04	1,957,117	7.75	3.9	1,596,890	7.75
9.99 – 14.67	1,703,539	11.94	5.8	656,264	12.33
15.00 – 19.88	2,760,503	17.82	5.3	1,480,854	17.62
22.69 – 32.96	4,349,709	28.22	6.7	832,828	27.97
34.03 – 49.38	1,142,112	38.69	5.9	381,053	39.53

$0.30 – $49.38	11,948,019	$21.07	5.7	4,982,928	$17.06

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company cancelled certain stock options assumed in connection with the acquisition of Xcert in February 2001 and recognized compensation expense of $751 in 2001. For certain options and stock awards granted prior to 1999, the Company recognized compensation expense based on the excess of fair market value over the option exercise or award prices at dates of grant. Compensation was recognized ratably over the vesting periods and amounted to $563 and $1,128 in 2000 and 1999, respectively.

      Pro Forma Disclosure — Had the Company recognized compensation costs for its stock option and purchase plans based on the fair value for awards under those plans, in accordance with SFAS No. 123 “Accounting for Stock Based Compensation,” pro forma net (loss) income and pro forma net (loss) income per share would have been as follows:

	Years Ended December 31,

	2001	2000	1999

Net (loss) income as reported	$(2,507)	$205,763	$183,762
Pro forma net (loss) income	$(28,218)	$147,618	$173,090
Pro forma net (loss) income per share
Basic	$(0.50)	$2.50	$2.94
Diluted	$(0.50)	$2.31	$2.75

      The fair values used to compute pro forma net (loss) income and net (loss) income per share were estimated fair value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,

	2001	2000	1999

Stock Option Plans:
Risk-free interest rate	4.6%	6.1%	5.4%
Expected life of option grants (years)	4.1	4.2	4.1
Expected volatility of underlying stock	83.0%	82.0%	82.0%
Expected dividend payment rate	0.0%	0.0%	0.0%
Expected forfeiture rate	7.5%	7.5%	7.5%
Weighted average fair value of stock options granted	$18.93	$22.62	$11.36
Employee Stock Purchase Plan:
Risk-free interest rate	5.7%	6.1%	4.8%
Expected life of option grants (years)	0.5	0.5	0.5
Expected volatility of underlying stock	83.0%	82.0%	82.0%
Expected dividend payment rate	0.0%	0.0%	0.0%
Weighted average fair value of stock options granted	$14.91	$14.46	$4.64

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Comprehensive Income

      Comprehensive (loss) income was as follows:

	Years Ended December 31,

	2001	2000	1999

Net (loss) income	$(2,507)	$205,763	$183,762
Comprehensive (loss) income, net of tax:
Holding gains (losses) arising during period	(6,250)	(657)	272,972
Less: reclassification adjustment for gains included in net income	(27,723)	(201,936)	(36,186)

(Decrease) increase in net unrealized gains on marketable securities	(33,973)	(202,593)	236,786

Foreign currency translation adjustments	(2,188)	(1,381)	(147)

Comprehensive (loss) income	$(38,668)	$1,789	$420,401

      The tax (expense) benefit of holding gains and losses on marketable securities was $(2,762), $438 and $(181,981) for 2001, 2000 and 1999, respectively.

10. Earnings (Loss) Per Share

      The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Years Ended December 31,

	2001	2000	1999

Numerator:
Net (loss) income	$(2,507)	$205,763	$183,762
Interest on convertible debentures(1)	—	—	—
Financing costs on forward equity contracts(2)	—	(2,353)	—

Numerator for basic (loss) earnings per share:
Net (loss) income available to common stockholders	$(2,507)	$203,410	$183,762

Denominator:
Denominator for basic (loss) earnings per share:
Weighted average shares	56,259	58,051	58,757
Effect of options, warrants and forward equity contracts	—	5,976	4,213

Denominator for diluted (loss) earnings per share:
Adjusted weighted average shares	56,259	64,027	62,970

Basic (loss) earnings per share	$(0.04)	$3.50	$3.13

Diluted (loss) earnings per share	$(0.04)	$3.21	$2.92

(1)	Convertible debenture related as-if converted shares of 1,240 for the year ended December 31, 2001 were excluded from the computation of diluted loss per share due to their antidilutive effect as a result of the loss from operations for the year ended December 31, 2001.

(2)	Financing costs on forward equity contracts are excluded from the computation of diluted earnings per share.

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The diluted weighted average shares for the year ended December 31, 2001 excludes incremental shares of 2,347 related to employee stock options and warrants. These shares are excluded due to their antidilutive effect as a result of the loss from operations for the year ended December 31, 2001.

11. Income Taxes

      The provision for income taxes consisted of the following:

	Years Ended December 31,

	2001	2000	1999

Current:
Federal	$(4,276)	$114,981	$119,387
State	—	3,484	4,052
Foreign	166	1,843	1,276

Total	(4,110)	120,308	124,715

Deferred:
Federal	6,954	29,017	(11,827)
State	—	185	6,094
Foreign	(289)	—	—
Reversal of valuation allowance	—	(25,498)	—

Total	6,665	3,704	(5,733)

Total	$2,555	$124,012	$118,982

      Significant components of the Company’s deferred tax assets and liabilities were as follows at December 31,:

	2001	2000

Deferred tax assets (liabilities) — current:
Investment in Crosby Finance, LLC	—	$(23,163)
Revenue related items and other	$4,886	2,681

Net deferred tax assets (liabilities) — current	$4,886	$(20,482)

Deferred tax assets (liabilities) — non current:
Foreign acquisition asset	$30,239	$33,270
Net operating loss carryforwards	29,062	—
Deferred gain — Investment in Crosby Finance, LLC	(26,619)	(23,007)
Acquired intangible assets	(14,258)	—
Investment valuation reserve	5,342	2,474
Compensation	5,043	4,743
Restructurings	4,395	139
Merger expenses	(1,199)	—
Other	(1,221)	589
Purchased research and development	2,678	2,515
Less: valuation allowance	(29,062)	—

Net deferred tax assets (liabilities) — non current	$4,400	$20,723

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Tax benefits arising from the exercise of stock options were $15,828, $30,241 and $16,790 in 2001, 2000 and 1999, respectively. The tax benefits are allocated directly to additional paid-in capital in stockholders’ equity when realized.

      Cash payments for income taxes were approximately $11,357, $63,964 and $101,929 in 2001, 2000 and 1999, respectively.

      The Company has net operating loss carryforwards of approximately $72,655 expiring on various dates through 2021. The Company acquired these operating loss carryforwards as a result of its acquisitions completed during 2001. Internal Revenue Code Section 382 may limit the utilization of the net operating losses attributable to the pre-acquisition periods of acquired subsidiaries. Furthermore, pre-acquisition net operating losses may not be utilizable in future years in the event of a substantial discontinuation of the acquired business.

      The change in the total valuation allowance for the year ended December 31, 2001 was an increase of $29,062. The valuation allowance applies to deferred tax assets relating to acquisition related net operating loss carryforwards, where management believes that based on the weight of available evidence, it is more likely than not that these assets will not be realized. Management periodically the available evidence and the valuation allowance. Tax benefits relating to the acquisition related net operating loss carryforwards valuation allowance realized in the future will reduce the carrying value of the goodwill and other intangible assets which arose from the acquisitions completed during 2001.

      In the fourth quarter of 1998, the Company made certain elections for U.S. tax reporting purposes that resulted in a deferred tax asset of approximately $39,333 relating to the DynaSoft acquisition, a taxable business combination in 1997 which was accounted for as a pooling of interests. In accordance with provisions of SFAS No. 109, “Accounting for Income Taxes,” the Company simultaneously recorded a $25,498 valuation allowance, reducing the deferred tax asset to an amount that management believed was more likely than not to be realized. The net deferred tax asset of $13,835 was recorded with a corresponding increase to additional paid-in capital. During 2000, the Company reversed the valuation allowance of $25,498 due to revised estimates of what management believes will more likely than not be realized.

      The reconciliation between the statutory and effective income tax rates is as follows for the years ended December 31, 2000 and 1999:

	2000	1999

Statutory tax rate	35.0%	35.0%
State income taxes net of federal benefit	1.0	2.9
Reversal of valuation allowance	(7.7)	—
Transfer of licensing rights to a foreign subsidiary	6.4	—
Other	2.9	1.4

Effective income tax rate	37.6%	39.3%

      For the year ended December 31, 2001, the Company’s effective income tax rate is in excess of the statutory tax rate primarily due to certain expenses which are not deductible for tax purposes, including non deductible goodwill amortization expense and non deductible in process research and development.

12. Restructurings

      During the third and fourth quarters of 2001, the Company commenced consolidation of certain operations in order to enhance operational efficiency and reduce expenses. During the fourth quarter of 2001, the Company recorded costs of $10,321, consisting of severance and other costs associated with the reduction of employee headcount, facility exit costs, consisting primarily of up to eighteen months of minimum lease

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments due under certain excess facilities lease agreements, prepaid license fees which were expensed when it was determined that they did not have future realizable value as a result of the Company’s exiting a planned service offering, and other direct costs. The severance costs are for 189 employees, of which 14 were employed in manufacturing, customer operations and technical services, 61 were employed in research and development, 67 were in employed in sales and marketing, 40 were employed in general and administrative activities and 7 were employed in the RSA Capital segment.

      During the third quarter of 2001, the Company recorded costs of $9,635, consisting of severance and other costs associated with the reduction of employee headcount, facility exit costs, consisting primarily of up to eighteen months of minimum lease payments due under certain excess facilities lease agreements, impairment of leasehold improvements and other direct costs. The severance costs are for 131 employees, of which 19 were employed in manufacturing, customer operations and technical services, 49 were employed in research and development, 43 were in employed in sales and marketing, and 20 were employed in general and administrative activities.

      Remaining costs accrued and unpaid for restructuring charges incurred during 2001 were $10,738 at December 31, 2001 and were as follows:

	Facility Exit	Severance	Purchased	Other Direct
	Costs	Costs	Technology	Costs	Total

Recorded restructuring costs — third quarter 2001	$7,630	$1,805		$200	$9,635
Recorded restructuring costs — fourth quarter 2001	1,782	4,070	$4,350	119	10,321

Total restructuring charges — 2001	9,412	5,875	4,350	319	19,956
Payments and write offs	(269)	(4,592)	$(4,350)	(7)	(9,218)

Balance at December 31, 2001	$9,143	$1,283	—	$312	$10,738

      Remaining costs accrued at December 31, 2001 are expected to be paid through the second quarter of 2003.

      In 1999, the Company commenced and substantially completed consolidation of certain operations in order to enhance operational efficiency. The Company recorded costs of $11,350, consisting primarily of severance costs for 41 employees who were employed primarily in research and development and general and administrative activities for the formerly separate operations of Intrusion Detection Inc., a company acquired in 1998, facility exit costs and other direct costs. Facility exit costs consist primarily of estimated shortfalls of sublease rental income compared to minimum lease payments due under a lease agreement. During 2000, the Company reversed $2,079 of previously recorded restructuring costs due to revised estimates of the facility exit

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs, including associated legal costs and other direct costs. Remaining costs of approximately $347 were accrued and unpaid at December 31, 2001 and consisted of facility exit costs.

	Facility Exit	Severance	Other Direct
	Costs	Costs	Costs	Total

Recorded restructuring costs	$2,000	$8,000	$1,350	$11,350
Payments	(251)	(7,609)	(606)	(8,466)

Balance at December 31, 1999	1,749	391	744	2,884
Payments	(40)	$(391)	(27)	(458)
Reversal of costs previously accrued	(1,362)	—	$(717)	(2,079)

Balance at December 31, 2000	347	—	—	347

Balance at December 31, 2001	$347	—	—	$347

13. Segment Information

      The Company has two reportable segments, e-Security Solutions and RSA Capital. The segments were determined primarily on how management views and evaluates the business. The operations of the e-Security Solutions segment consist of the sale of software licenses, hardware, maintenance and professional services through two product groups, Enterprise solutions and Developer solutions. Enterprise solutions include sales of RSA SecurID authenticators, RSA ACE/Server software, RSA Keon software, RSA ClearTrust software, and maintenance and professional services. Developer solutions include sales of RSA BSAFE cryptographic software and protocol products, RSA Keon components, and maintenance and professional services.

      In January 2000, the Company formed its RSA Capital segment to make synergistic investments in both external and internal activities and technologies. The Company formed its RSA Capital segment during a period in which it perceived a favorable investment climate. With the general weakening of the global economy during 2001 the Company believes the investment climate has changed, and therefore the Company plans to eliminate the RSA Capital segment during 2002.

      The RSA Capital segment consists of the Company’s investment activities and the New Emerging Security Technologies group (“NEST”). Through its investment activities, the Company has historically made investments primarily in equity instruments of e-businesses and other technology companies. Also included in the Company’s investment activities is RSA Ventures, I, L.P. (“RSA Ventures”), the Company’s venture capital fund, in which the Company had invested approximately $34,800 as of December 31, 2001. During the fourth quarter of 2001, the Company reduced the amount of its subscription to invest in RSA Ventures from $100,000 to $50,200, leaving a remainder of approximately $15,400 the Company may invest, at its sole discretion, over the ten year life of RSA Ventures. The Company currently does not intend to use this amount for new investments but only for follow on investments in companies in which RSA Ventures has already invested. Expenses incurred in connection with the Company’s investment activities are primarily for general and administration and management and professional fees, and were $4,130 and $3,906 and are included in general and administrative expenses in the statement of operations for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001 RSA Ventures had 11 investments with total carrying value of approximately $26,497 accounted for under the cost method and its investment in Crosby Finance, LLC, a qualified special purpose entity, of $7,025, accounted for at fair value, as described in Note 3.

      Through NEST the Company has focused on investigating, developing and nurturing new ideas and technologies into operational businesses. Revenues earned of $68 and expenses incurred of $6,522 in connection with NEST include general and administration expenses, as well as the operations of 3GI and Transindigo and are included in the statement of operations for the year ended December 31, 2001. Over the

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

first three quarters of 2002 and as part of the elimination of the RSA Capital segment, the Company intends to merge the NEST operations into its e-Security Solutions segment.

      Some of the Company’s employees and directors also invested in the general partner of RSA Ventures including Charles R. Stuckey, Jr. and James K. Sims, members of the Company’s Board of Directors, and five former employees including the managing director of RSA Ventures. Mr. Stuckey invested approximately $11 in the partnership, Mr. Sims invested approximately $7, and the five employees invested a total of $70. None of the investors received any proceeds or were allocated any profits from this entity during 2001. In December 2001, in connection the reduction of the investing activities of RSA Ventures, the interest in gains from the general partner that each of Messrs. Stuckey and Sims would be entitled to receive in the future following a return of their invested capital was reduced to less than one one thousandth of a percent.

      Expenses incurred in connection with the Company’s RSA Capital segment were $10,652 and $3,906 for the years ended December 31, 2001 and 2000, respectively, and have been included in (loss) income from operations.

      Certain expense items that are not identifiable to the Company’s segments have been included in Other below, and total $50,628 for the year ended December 31, 2001. These expense items include items expensed in connection with the Company’s acquisition of Securant, Xcert, 3GI and Transindigo, which include the write off of prepaid license fees of $5,221, stock option compensation expense of $751, IPR&D of $7,891, and amortization of goodwill and intangible assets of $14,452 for the year ended December 31, 2001. Other expense items that are not identifiable to the Company’s segments for the year ended December 31, 2001 include restructuring charges of $19,956 as described in Note 12, the write off of $1,000 in connection with the cancellation of the Company’s annual European security conference, RSA Conference Europe, which was scheduled to be held on October 15–18, 2001, and the write off of $375 in connection with the cancellation of the Company’s annual sales conference. Legal settlement expense of $450 relating to the settlement of a securities class action suit, litigation expense of $387 in connection with patent litigation relating to the products of 3GI which the Company acquired in May 2001 and which expenses to defend are covered by an escrow account, and other legal expenses of $145 are also expense items that are not identifiable to the Company’s segments.

      Expense items that are not identifiable to the Company’s segments for the year ended December 31, 2000 include the reversal of $2,079 of previously recorded restructuring costs due to revised estimates of the facility exit costs, including associated legal costs and other direct costs.

      The tables below present information about the Company’s reportable segments:

	Year Ended December 31, 2001

	e-Security	RSA
	Solutions	Capital	Other	Consolidated

Revenue	$282,652	$68	—	$282,720

Income (loss) from operations	$14,564	$(10,584)	$(50,628)	$(46,648)

Interest income and other	$7,660	—	—	$7,660

Interest expense	$(1,220)	—	$(580)	$(1,800)

Income from investing activities	—	$40,836	—	$40,836

Depreciation and amortization	$15,184	—	$14,452	$29,636

Identifiable assets	$251,398	$34,696	$223,020	$509,114

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2000

	e-Security	RSA
	Solutions	Capital	Other	Consolidated

Revenue	$280,191	—	—	$280,191

Income (loss) from operations	$45,885	$(3,906)	$2,079	$44,058

Interest income and other	$12,864	—	—	$12,864

Income from investing activities	—	$272,853	—	$272,853

Depreciation and amortization	$9,971	—	—	$9,971

Identifiable assets	$501,503	$91,238	—	$592,741

      The Company’s operations are conducted throughout the world. Operations in the Americas represent more than 10% of revenue and income from operations. The Company’s operations in other countries have been grouped by regional area below. The following tables present information about e-Security Solutions revenue:

	Years Ended December 31,

Product and service groups	2001	2000	1999

Enterprise solutions	$229,170	$211,835	$165,168
Developer solutions	53,550	68,356	52,956

	$282,720	$280,191	$218,124

	Years Ended December 31,

Geographic areas	2001	2000	1999

The Americas	$172,525	$187,124	$152,103
Europe	81,827	71,527	51,350
Asia Pacific	28,368	21,540	14,671

	$282,720	$280,191	$218,124

      The tables below present information about the Company’s long lived assets by regional area:

	At December 31, 2001

	Total	United States	Europe	Asia Pacific

Property and equipment, net	$94,840	$61,898	$29,268	$3,674
Goodwill, net	185,674	185,674	—	—
Intangible assets, net	37,346	37,346	—	—
Other assets	7,117	5,274	165	1,678

	At December 31, 2000

	Total	United States	Europe	Asia Pacific

Property and equipment, net	$64,207	$35,899	$26,966	$1,342
Other assets	2,719	1,809	180	730

14. Retirement and Savings Plan

      The Company has a 401(k) retirement and savings plan which allows each participant to defer up to 20% of annual earnings up to an amount not to exceed an annual statutory maximum. The Company may make, at its discretion, matching and profit-sharing contributions. Generally, matching and profit-sharing contributions

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

made by the Company vest annually over four years. Matching contributions are paid in cash and were $1,354, $857 and $657 in 2001, 2000 and 1999, respectively. No profit sharing contribution was made for 2001. Profit sharing contributions are paid in cash and were $608 and $786 in 2000 and 1999, respectively.

      The Company also has a non-qualified deferred compensation program which permits key employees to annually elect to defer, for their personal income tax purposes, a portion of their compensation for not less than three years or until their retirement, termination, death or disability. To assist in the financing of the funding of the deferred compensation program, the Company invests the compensation that is withheld and deferred in corporate owned life insurance policies. Amounts withheld and deferred for key employees under the Company’s deferred compensation program were $2,445 and $1,192 in 2001 and 2000, respectively, and are included in operating expenses.

15. Commitments

      The Company leases office facilities under non-cancelable operating leases expiring through 2017. Future minimum rental payments are as follows:

Years Ended
December 31,

2002	$19,657
2003	18,361
2004	16,932
2005	16,222
2006 and thereafter	100,713

      Net rent expense was approximately $12,603, $8,319 and $7,952 in 2001, 2000 and 1999, respectively. Rent collected from subleases of the Company’s former headquarters was $656, $582 and $271 in 2001, 2000 and 1999, respectively.

      In November 2000 the Company entered into fifteen year non-cancelable operating leases for a new corporate headquarters facility located in Bedford, Massachusetts and moved into these facilities in February 2002. The Company is actively looking to sublease its existing former headquarters and other excess facilities. During 2001 the Company recorded a restructuring charge of $9,412 representing up to eighteen months of minimum lease payments due under certain excess facilities lease agreements, impaired leasehold improvements for certain excess and other vacated facilities, and other associated facilities expense.

      Until its expiration in September 2000, the Company had a license for cryptographic communication technology and devices from the Massachusetts Institute of Technology, which allowed for an exclusive right to use, lease or sell technology, so long as the Company paid royalties. Since September 2000, the Company has continued to use the technology but is no longer required to pay royalties. The Company is also required to pay royalties under various other licensing agreements. Total royalty expense under all agreements was $5,538, $7,329 and $6,890 in 2001, 2000 and 1999, respectively.

16. Related Party Transactions

      Some of the Company’s employees and directors have invested in the general partner limited partnership of RSA Ventures including Charles R. Stuckey, Jr. and James K. Sims, members of the Company’s Board of Directors, and five former employees including the managing director of RSA Ventures. Mr. Stuckey invested approximately $11 in the partnership, Mr. Sims invested approximately $7, and the five employees’ invested a total of approximately $70. None of the investors received any proceeds or were allocated any profits from this entity during 2001. In December 2001, in connection with the reduction of the investing activities of RSA Ventures, the interest in gains from the general partner that each of Messrs Stuckey and Sims would be

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entitled to receive in the future following a return of their invested capital was reduced to less than one one thousandth of a percent.

      VeriSign developed certain certificate authority software technology of which the Company was the exclusive distributor under a five year term subject to cancellation at the Company’s election. The Company paid VeriSign $2,700 as an initial license fee, $500 at the execution of the distributor agreement, and license fees of $2,250 in 2000 and $1,100 in 1999. In November 2000 the Company elected to cancel its exclusive distribution agreement with VeriSign and paid additional license fees of $1,380. Prior to 2001, the license fees were recorded as a component of cost of product revenue as the related products were sold. Unamortized prepaid license fees were $5,221 at December 31, 2000. During the year ended December 31, 2001 the Company expensed $5,221 in prepaid license fees to cost of product revenue when it was determined that they did not have future realizable value as a result of the Company’s acquisition of Xcert in February 2001. A Company director serves as the Vice Chairman of VeriSign’s Board of Directors. This Director also provided consulting services to the Company and received $60, $260 and $110 in 2001, 2000 and 1999, respectively. This consulting agreement expired in February 2001.

      In addition, Gen3 Partners, Inc. provided consulting services to the Company and received $311 in 2000. A member of the Company’s Board of Directors also serves as member of the Board of Directors of Gen3 Partners, Inc.

17. Litigation

      On or about February 2, 2001, Leon Stambler filed a complaint for patent infringement in U.S. District Court for the District of Delaware against the Company, VeriSign, Inc., First Data Corporation, Openwave Systems Inc., and Omnisky Corporation, Case Number 01-0065. In September 2001, Mr. Stambler amended his complaint to add Certicom Corp. as an additional defendant. In his complaint, Mr. Stambler alleges that certain products marketed by each of the defendants infringe various patents that he owns, and he seeks unspecified damages as well as a preliminary and permanent injunction enjoining the defendants from infringing the claims asserted. It is possible those other defendants who are the Company’s licensees will seek indemnification from the Company for these claims pursuant to the licenses in effect between those defendants and the Company. The litigation is currently in the discovery phase. Although the Company believes that Mr. Stambler’s claims are without merit and intends to defend the lawsuit vigorously, it cannot predict the ultimate outcome of this matter. However, the Company believes that the disposition of this matter will not have a material adverse effect on its continuing operations and consolidated financial position.

      On or about July 17, 2001, Digital Privacy, Inc. filed a complaint for patent infringement in the U.S. District Court for the Eastern District of Virginia against RSA Security, Case Number 2:01cv529. In its complaint, Digital Privacy alleges that certain products of 3-G International, Inc., a privately held company that the Company acquired in May 2001, infringe various patents that Digital Privacy owns, and Digital Privacy seeks unspecified damages as well as a permanent injunction enjoining the Company from infringing the claims asserted. The litigation is currently in the discovery phase. The Company believes that Digital Privacy’s claims are without merit, and intends to defend the lawsuit vigorously. The Company is entitled to indemnification for the costs and expenses of this lawsuit, including attorneys’ fees, any settlement amount and the amount of any damages ultimately determined by the court, from a $3,000 escrow fund set aside from the Company’s purchase of 3-G International in May 2001. The Company believes that the disposition of this matter will not have a material adverse effect on our continuing operations and consolidated financial position.

      By notice dated January 23, 2002, the Securities and Exchange Commission notified the Company that it is conducting a formal investigation of (1) the Company’s disclosure of a change in its method for estimating its distributor revenue, and (2) trading in the Company’s common stock. This matter is currently in the fact-gathering phase. The Company is cooperating fully with the investigation. We cannot accurately predict the outcome of this matter.

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      From time to time, the Company has been named as a defendant in other legal actions arising from its normal business activities, which it believes will not have a material adverse effect on it or its business.

18. Subsequent Event (Unaudited)

      In November 2001, the Company executed an Amendment to Rights Agreement pursuant to which EquiServe Trust Company, N.A. was appointed as successor Rights Agent to State Street Bank and Trust Company N.A., the predecessor Rights Agent. In addition, in March 2002, the Company entered into Amendment No. 2 to Rights Agreement with the Rights Agent (“Amendment No. 2”), pursuant to which the Company amended the Rights Agreement to (i) exclude any Exempted Persons from the definition of Acquiring Person and (ii) define Exempted Persons as each of Citigroup Inc., a Delaware corporation, Salomon Smith Barney Holdings Inc., a New York corporation, Salomon Brothers Holding Company Inc., a Delaware corporation, and Salomon Smith Barney Inc., a New York corporation, provided that such parties hold less than certain specified percentages of the outstanding shares of the Company’s Common Stock. Amendment No. 2 further provides that in the event an Exempted Person’s beneficial ownership changes such that its resulting percentage ownership of the then outstanding shares of Common Stock is outside of the specified range set forth in the definition, then such entity will cease to be an Exempted Person at such time.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF RSA SECURITY

      The information required by this item is contained in part under the caption “Executive Officers of RSA Security” in Part I hereof, and the remainder is contained in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 22, 2002 (the “2002 Proxy Statement”) under the captions “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

      Officers are elected on an annual basis and serve at the discretion of our Board of Directors.

ITEM 11.     EXECUTIVE COMPENSATION

      The information required by this item is contained under the captions “Director Compensation,” “Compensation of Executive Officers” and “Comparative Stock Performance” in the 2002 Proxy Statement and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is contained under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2002 Proxy Statement and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is contained under the caption “Certain Relationships and Related Transactions” in the 2002 Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as a part of this Report:

1.	Financial Statements. The Consolidated Financial Statements are filed as part of this Report. The Consolidated Financial Statements include:

Independent Auditors’ Report

Consolidated Balance Sheets
Consolidated Statements of Operations
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

On October 1, 2001, we filed a Current Report on Form 8-K reporting our preliminary financial results for the quarter ended September 30, 2001.

On October 15, 2001, we filed a Current Report on Form 8-K reporting our final financial results for the quarter ended September 30, 2001.

On October 16, 2001, we filed Amendment No. 1 to our Current Report on Form 8-K dated September 4, 2001 filing the requisite financial statements relating to our acquisition of all the outstanding capital stock of Securant Technologies, Inc.

On October 17, 2001, we filed a Current Report on Form 8-K providing an updated description of our business.

On October 18, 2001, we filed a Current Report on Form 8-K reporting the issuance and sale of our 7% Convertible Subordinated Debentures due October 17, 2004 and warrants to purchase shares of our common stock.

On October 25, 2001, we filed a Current Report on Form 8-K reporting the settlement of a loan obligation and the termination of put options covering 1,125,000 shares of our common stock.

On October 30, 2001, we filed a Current Report on Form 8-K reporting an additional issuance and sale of our 7% Convertible Subordinated Debentures due October 17, 2004 and warrants to purchase shares of our common stock.

On November 6, 2001, we filed a Current Report on Form 8-K reporting an additional issuance and sale of our 7% Convertible Subordinated Debentures due October 17, 2004 and warrants to purchase shares of our common stock.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, RSA Security Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RSA SECURITY INC.

By:	/s/ ARTHUR W. COVIELLO, JR.

Arthur W. Coviello, Jr.
Chief Executive Officer and President

Date: March 27, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of RSA Security Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARTHUR W. COVIELLO, JR. Arthur W. Coviello, Jr.	Chief Executive Officer, President and Director (Principal Executive Officer)	March 27, 2002

/s/ JOHN F. KENNEDY John F. Kennedy	Senior Vice President, Finance and Operations, and Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 27, 2002

/s/ CHARLES R. STUCKEY, JR. Charles R. Stuckey, Jr.	Chairman of the Board of Directors	March 27, 2002

/s/ ROBERT P. BADAVAS Robert P. Badavas	Director	March 27, 2002

D. James Bidzos	Director

/s/ RICHARD L. EARNEST Richard L. Earnest	Director	March 27, 2002

/s/ TAHER ELGAMAL Taher Elgamal	Director	March 27, 2002

/s/ GLORIA C. LARSON Gloria C. Larson	Director	March 27, 2002

/s/ JOSEPH B. LASSITER, III Joseph B. Lassiter, III	Director	March 27, 2002

/s/ JAMES K. SIMS James K. Sims	Director	March 27, 2002

SCHEDULE II

RSA SECURITY INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at	Charged to	Charged to				Balance at
	Beginning of	Costs and	Other				End of
	Period	Expenses	Accounts		Deductions		Period

Allowance for doubtful accounts
For the year ended December 31, 2001	$2,006	$6,227	$(203	)(A)	$5,371	(B)	$2,659
For the year ended December 31, 2000	1,032	2,933	(37	)(A)	1,922	(B)	2,006
For the year ended December 31, 1999	710	630	—		308	(B)	1,032
Inventory reserves
For the year ended December 31, 2001	$221	$130	$100		—		$451
For the year ended December 31, 2000	563	—	8		$350		221
For the year ended December 31, 1999	563	—	—		—		563
Accrued warranty costs
For the year ended December 31, 2001	$105	$19	—		—		$124
For the year ended December 31, 2000	105	—	—		—		105
For the year ended December 31, 1999	105	—	—		—		105

(A)	Reflects recoveries of previously written-off accounts receivable balances

(B)	Reflects write-off of uncollectible accounts receivable

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Amended and Restated Agreement and Plan of Merger, dated as of July 30, 2001, among RSA, Falcon Acquisition Corp., Securant Technologies, Inc. and RH Investments 2001 LLC is incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K dated September 4, 2001.
3.1		RSA’s Third Restated Certificate of Incorporation, as amended, is incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
3.2		RSA’s Amended and Restated By-Laws, as amended, is incorporated herein by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 33-85606) (the “Form S-1”).
4.1		Specimen Certificate for shares of our common stock, $.01 par value per share, is incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K dated September 10, 1999.
4.2		Rights Agreement, dated as of July 20, 1999, between RSA and State Street Bank and Trust Company, which includes as Exhibit A the Form of Rights Certificate and as Exhibit B the Summary of Rights to Purchase Common Stock, is incorporated herein by reference to Exhibit 1 to our Registration Statement on Form 8-A (File No. 000-25120).
4.3		Amendment to Rights Agreement, dated as of November 2, 2001, among RSA, State Street Bank and Trust Company and EquiServe Trust Company, N.A. is incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-25120) filed on March 21, 2002.
4.4		Amendment No. 2 to Rights Agreement, dated as of March 19, 2002, between RSA and EquiServe Trust Company, N.A. is incorporated herein by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 21, 2002.
4.5		Securities Purchase Agreement, dated as of October 17, 2001, among RSA and the Investors named therein is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K dated October 17, 2001.
4.6		Securities Purchase Agreement, dated as of October 29, 2001, among RSA and the Investors named therein is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K dated October 29, 2001.
4.7		Securities Purchase Agreement, dated as of November 5, 2001, among RSA and the Investors named therein is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K dated November 5, 2001.
4.8		Second Amended and Restated Registration Rights Agreement, dated as of November 5, 2001, among RSA and the Investors named therein is incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K dated November 5, 2001.
4.9		Form of 7% Convertible Subordinated Debenture due October 17, 2004 is incorporated herein by reference to Exhibit 99.3 to our Current Report on Form 8-K dated November 5, 2001.
4.10		Form of Warrant to Purchase Common Stock is incorporated herein by reference to Exhibit 99.4 to our Current Report on Form 8-K dated November 5, 2001.
*10	.1	1986 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Form S-1.
*10	.2	1994 Stock Option Plan, as amended — 1998 Restatement, as amended, is incorporated herein by reference to Appendix A to our Preliminary Schedule 14A filed March 5, 1999.
*10	.3	1994 Director Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
*10	.4	Amended and Restated 1998 Non-Officer Employee Stock Incentive Plan, as amended.
*10	.5	1994 Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
*10	.6	2000 Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
*10	.7	RSA Security Inc. Grantor Trust Agreement, dated March 13, 2000, between RSA and Wachovia Bank, N.A. is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

Exhibit
Number		Description

*10	.8	Employment Agreement, dated as of April 1, 2001, between RSA and Arthur W. Coviello, Jr. is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
*10	.9	Third Amended and Restated Employment Agreement, dated as of December 27, 2001, between RSA and Charles R. Stuckey, Jr.
†10	.10	Progress Software Application Partner Agreement, dated December 5, 1994, as amended, between RSA and Progress Software Corporation is incorporated herein by reference to Exhibit 10.17 to the Form S-1.
†10	.11	Second Amendment to Progress Software Application Partner Agreement, dated as of November 29, 1995, between RSA and Progress Software Corporation is incorporated herein by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
†10	.12	Third Amendment to Progress Software Application Partner Agreement, dated as of November 15, 1996, between RSA and Progress Software Corporation is incorporated herein by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
†10	.13	Fourth Amendment to Progress Software Application Partner Agreement, dated as of April 1, 1998, between RSA and Progress Software Corporation is incorporated herein by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
†10	.14	Fifth Amendment to Progress Software Application Partner Agreement, dated as of February 18, 1999, between RSA and Progress Software Corporation is incorporated herein by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 1999.
†10	.15	Sixth Amendment to Progress Software Application Partner Agreement, dated as of October 26, 1999, between RSA and Progress Software Corporation is incorporated herein by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 1999.
#10	.16	Seventh Amendment to Progress Software Application Partner Agreement, dated as of November 28, 2001, between RSA and Progress Software Corporation.
10.17		Indenture of Lease, dated as of March 11, 1996, between RSA and Beacon Properties, L.P. is incorporated herein by reference to Exhibit 10.17 to our Registration Statement on Form S-4 (File No. 333-7265).
10.18		Rider to Indenture of Lease, dated as of March 11, 1996 between RSA and Beacon Properties, L.P. is incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
10.19		First Amendment to Lease, dated as of May 10, 1997, between RSA and Beacon Properties, L.P. is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
10.20		Second Amendment to Lease, dated as of April 8, 1998, between RSA and EOP — Crosby Corporate Center, L.L.C. is incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
10.21		Third Amendment to Lease, dated as of May 9, 2000, between RSA and EOP — Crosby Corporate Center, L.L.C. is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.22		Lease Agreement, dated as of August 15, 1997, between RSA and Peninsula Office Park Associates, L.P. is incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
10.23		Lease Agreement, dated as of December 19, 1997, between RSA and Peninsula Office Park Associates, L.P. is incorporated herein by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
10.24		Lease, dated as of November 16, 2000, between RSA and Bedford Woods Limited Partnership I is incorporated herein by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2000.
10.25		Lease, dated as of November 17, 2000, between RSA and Bedford Woods Limited Partnership I is incorporated herein by reference to Exhibit 10.32 to our Annual Report on Form 10-K for the year ended December 31, 2000.
10.26		Limited Partnership Agreement of RSA Partners I, L.P., dated as of April 10, 2001, is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

Exhibit
Number		Description

10.27		Certificate of Revised Schedule A of RSA Partners I, L.P., dated November 28, 2001.
10.28		Amendment No. 1 to the Limited Partnership Agreement of RSA Partners I, L.P., dated December 1, 2001.
10.29		Limited Partnership Agreement of RSA Ventures I, L.P., dated as of April 10, 2001, is incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.30		Amendment No. 1 to the Limited Partnership Agreement of RSA Ventures I, L.P., dated November 27, 2001, among Barry Rosenbaum, RSA Investments Inc. and RSA Partners I, L.P.
10.31		Amendment No. 2 to the Limited Partnership Agreement of RSA Ventures I, L.P., dated November 28, 2001, between RSA Investments Inc. and RSA Partners I, L.P.
*10	.32	Amended and Restated Employment Agreement and Release, dated as of December 31, 2001, between RSA and Thomas L. Schuster.
21.1		Subsidiaries of RSA Security.
23.1		Consent of Deloitte & Touche LLP, Independent Auditors.

*	Management contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.

†	Confidential treatment previously granted by the Securities and Exchange Commission as to certain portions.

#	Confidential treatment requested as to certain portions.