Form 10-Q
period 2002-03-31
RSA SECURITY INC/DE/
filed 2002-05-08
CIK 932064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes     No

As of April 24, 2002, there were outstanding 56,615,630 shares of the Registrant’s Common Stock, $0.01 par value per share.

RSA SECURITY INC.
FORM 10-Q
For the Quarter Ended March 31, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2002	2001

ASSETS

Current assets

Cash and cash equivalents	$69,486	$61,946

Marketable securities	—	1,174

Accounts receivable (less allowance for doubtful accounts of $2,170 in 2002 and $2,659 in 2001)	40,636	56,396

Inventory	7,866	8,954

Prepaid expenses and other assets	12,014	12,859

Deferred taxes	5,167	4,886

Total current assets	135,169	146,215

Property and equipment, net	93,139	94,840

Other assets

Goodwill, net	192,490	185,674

Intangible assets, net	26,757	37,346

Investments	30,377	33,522

Deferred taxes	8,698	4,400

Other	6,661	7,117

Total other assets	264,983	268,059

	$493,291	$509,114

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$7,254	$6,887

Accrued payroll and related benefits	6,858	11,206

Accrued expenses and other liabilities	13,835	14,527

Accrued restructurings	12,823	11,085

Income taxes payable	5,366	5,389

Deferred revenue	29,727	30,505

Total current liabilities	75,863	79,599

Convertible debentures	76,443	76,102

Commitments and contingencies

Stockholders’ equity

Common stock, $0.01 par value; authorized, 300,000,000 shares; issued, 62,144,158 shares; outstanding, 56,703,360 and 56,409,882 shares in 2002 and 2001, respectively	621	621

Additional paid-in capital	114,384	124,022

Retained earnings	437,598	451,320

Treasury stock, at cost; 5,440,798 and 5,734,276 shares in 2002 and 2001, respectively	(205,752)	(218,081)

Accumulated other comprehensive loss	(5,866)	(4,469)

Total stockholders’ equity	340,985	353,413

	$493,291	$509,114

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2002	2001

Revenue

Products	$39,268	$62,569

Maintenance and professional services	16,237	13,771

Total revenue	55,505	76,340

Cost of revenue

Products	7,585	13,074

Maintenance and professional services	5,867	7,259

Total cost of revenue	13,452	20,333

Gross profit	42,053	56,007

Costs and expenses

Research and development	15,308	13,461

Marketing and selling	27,750	30,715

General and administrative	6,837	9,799

Restructuring	4,383	—

Amortization of intangible assets	2,312	1,334

In process research and development	—	2,571

Total	56,590	57,880

Loss from operations	(14,537)	(1,873)

Interest income and other	97	4,479

Interest expense	(2,151)	—

(Loss) income from investing activities	(2,467)	13,783

(Loss) income before (benefit) provision for income taxes	(19,058)	16,389

(Benefit) provision for income taxes	(5,336)	6,596

Net (loss) income	$(13,722)	$9,793

Basic (loss) earnings per share

Per share amount	$(0.24)	$0.11

Weighted average shares	56,442	56,476

Diluted (loss) earnings per share

Per share amount	$(0.24)	$0.16

Weighted average shares	56,442	56,476

Effect of dilutive equity instruments	—	5,253

Adjusted weighted average shares	56,442	61,729

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2002	2001

Cash flows from operating activities

Net (loss) income	$(13,722)	$9,793

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Depreciation	4,302	3,258

Amortization of intangible assets	2,312	1,334

In process research and development	—	2,571

Stock option compensation	—	636

Amortization of convertible debentures deferred financing costs	405	—

Non cash warrant accretion	342	—

Deferred taxes	(915)	191

Non cash interest income	—	(479)

Income from investing activities	(677)	(13,783)

Crosby Finance, LLC valuation	3,144	—

Increase (decrease) in cash from changes in, net of the effect of the Xcert acquisition in 2001:

Accounts receivable	15,288	(2,408)

Inventory	1,094	(1,958)

Prepaid expenses and other assets	816	7,394

Accounts payable	418	5,200

Accrued payroll and related benefits	(4,359)	(2,062)

Accrued expenses and other liabilities	(833)	(4,620)

Accrued restructurings	1,739	—

Prepaid and income taxes payable	(54)	1,211

Deferred revenue	(1,045)	3,059

Net cash provided by operating activities	8,255	9,337

Cash flows from investing activities

Purchases of marketable securities	—	(10,006)

Proceeds from sale and maturities of marketable securities	1,148	13,864

Purchases of property and equipment	(2,628)	(5,034)

Proceeds from Crosby Finance, LLC	—	17,820

Investments	—	(5,000)

Acquisition and related costs, net of cash acquired	(1,922)	(68,755)

Other	52	(1,399)

Net cash used for investing activities	(3,350)	(58,510)

Cash flows from financing activities

Proceeds from issuance of stock under option and employee purchase plans	2,709	17,446

Share repurchase program	—	(20,430)

Sale of put options	—	2,038

Other	(17)	12

Net cash provided by (used for) financing activities	2,692	(934)

Effects of exchange rate changes on cash and cash equivalents	(57)	(111)

Net increase (decrease) in cash and cash equivalents	7,540	(50,218)

Cash and cash equivalents, beginning of period	61,946	301,897

Cash and cash equivalents, end of period	$69,486	$251,679

Cash payments for income taxes were $150 and $5,047 for the three months ended March 31, 2002 and 2001, respectively.

Cash payments for interest expense were $1,122 for the three months ended March 31, 2002.

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of RSA Security Inc. and its wholly owned subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2001.

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

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements for the three months ended March 31, 2001 include the operations of Xcert International, Inc. (“Xcert”) from February 12, 2001, the date of acquisition.

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

Revenue Recognition — Revenue is recognized when earned. The Company’s revenue recognition policies are in compliance with all applicable accounting regulations, including the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions.” Revenue from products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. Revenue from licensing other intellectual property is recognized when evidence of an arrangement exists, the fee is fixed or determinable and collection is considered probable. Revenue is reduced by provisions for estimated returns based on various factors including historical experience and data analyzed by product line and customer’s industries. When arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, the Company recognizes revenue for the delivered elements using the residual method. For arrangements containing multiple elements wherein vendor specific objective evidence of fair value does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until vendor specific objective evidence of fair value exists or all elements have been delivered. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition when Right of Return Exists,” the Company recognizes revenue upon shipment of product to its stocking distributors, net of estimated returns. Maintenance services revenue, whether sold separately or as part of a multiple element arrangement, is deferred and recognized ratably over the term of the maintenance contract, generally twelve months. Professional service revenue is recognized as services are provided.

Allowance for Sales Returns – Allowances for estimated sales returns and allowances on products and maintenance and professional service revenue are recorded in the same period as the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data, current economic trends, product line and customer industry and other known factors.

Allowance for Doubtful Accounts – The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. Accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations, and changes in customer payment terms are utilized when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of accounts receivable, an increase in the allowance for doubtful accounts is recorded when the prospect of collecting a specific account receivable becomes doubtful. Bad debt expense of $1,371 and $1,288 for the three months ended March 31, 2002 and 2001, respectively, has been included in marketing and selling expenses in the condensed consolidated statements of operations. Uncollectible accounts receivable written off were $2,186 and $1,935 for the three months ended March 31, 2002 and 2001, respectively.

Goodwill and Intangible Assets – Goodwill and other acquisition related identifiable intangible assets are stated at fair value as of the date acquired in a business acquisition accounted for as a purchase, net of accumulated amortization. Acquired intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives of between one and seven years. For acquisitions that were completed before June 30, 2001, goodwill was amortized on a straight-line basis over seven years. Effective January 1, 2002 the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” required that the amortization of goodwill and indefinite lived intangible assets arising from business acquisitions be discontinued, and instead be evaluated at least annually for impairment. Accordingly, the Company discontinued amortizing all existing goodwill and indefinite lived intangible assets and did not record any amortization expense on any goodwill and indefinite lived intangible assets after January 1, 2002.

In accordance with SFAS No. 142, the Company is required to analyze the carrying value of goodwill and other intangibles assets annually for impairment issues under a two step process. The first step tests for impairment and the second step, (if necessary), measures the impairment. The Company evaluates its carrying value of goodwill and other intangible assets against the estimated fair value of the assets and will record an impairment charge in the amount by which the carrying value of the assets exceed their estimated fair value. Estimated fair value is determined generally based on discounted cash flows.

Information on the Company’s adoption of SFAS No. 141 and No. 142 may be found in Note 2 of the Notes to condensed consolidated financial statements.

Deferred Financing Costs – Deferred financing costs include investment bank fees, legal fees and other financing costs paid in connection with the issuance of convertible debentures and are included on the balance sheet in other assets. Deferred financing costs are amortized over the period the convertible debentures are outstanding using the straight line method, which is not materially different from the effective interest rate method. Amortization of the convertible debentures deferred financing costs was $405 and is included in interest expense in the statement of operations for the three months ended March 31, 2002.

Financial Instruments — The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of the convertible debentures is the principal balance of the debentures outstanding less the fair value of the warrants outstanding, net of accumulated amortization of the warrants’ fair value. The Company believes the carrying value of the convertible debentures approximates the fair value.

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

The Company accounts for its investment in Crosby Finance, LLC under Emerging Issues Task Force (“EITF”) Issue No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” The Company is carrying its interest at fair value with all changes in fair value reported in income from investing activities. Fair value is being determined based on fair value of Crosby’s right to potentially receive additional cash proceeds under a variable delivery contract that it holds.

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

Derivative Financial Instruments – Derivative financial instruments are entered into for purposes other than trading and consist of foreign currency forward contracts. These contracts are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that qualify for hedge treatment are reported, to the extent they are effective, as a component of other comprehensive income. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, are recognized currently in earnings.

In accordance with SFAS No. 133, hedges relating to anticipated transactions are designated and documented at the inception of the respective hedge as cash flow hedges and evaluated for effectiveness quarterly. As the terms of the forward contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. The effect of adopting SFAS No. 133 did not have a material impact on the Company’s financial position or result of operations.

The Company had put options and forward equity contracts outstanding on its common stock at March 31, 2001. The Company had no derivative financial instruments outstanding on its common stock at March 31, 2002 and December 31, 2001. The Company had no foreign currency contracts outstanding at March 31, 2002 and December 31, 2001.

Income Taxes — The Company provides for income taxes for interim periods based on the estimated effective tax rate for the full year. Cumulative adjustments to tax provisions are recorded in the interim period in which a change in the estimated annual effective rate is determined.

Earnings (Loss) Per Share — Basic loss per share is computed using net loss divided by the weighted average number of shares outstanding for the three months ended March 31, 2002. Basic earnings per share is computed using net income less financing costs on forward equity contracts divided by the weighted average number of shares outstanding for the three months ended March 31, 2001. Diluted earnings per share is computed using the weighted average number of shares outstanding plus the effect of potential outstanding shares, including convertible debentures, options, warrants and forward equity contracts using the “treasury stock” method. Diluted loss per share excludes the effect of equity instruments including convertible debentures, options and warrants, as such instruments are antidilutive.

Common Stock Split — On February 1, 2001 the Company’s Board of Directors declared a three-for-two stock split, which was effected in the form of a common stock dividend. Shares were distributed on March 26, 2001 to stockholders of record on March 9, 2001. All references to common stock and per share amounts in this Form 10-Q have been adjusted to reflect the three-for-two common stock split on a retroactive basis.

2.   New Accounting Pronouncements

The Company adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, except with respect to the acquisition of Securant Technologies, Inc. (“Securant”) to which the Company applied the provisions of SFAS No. 141 and No. 142 on September 4, 2001 (the date of acquisition). SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, and eliminates the pooling of interests method. In addition, SFAS No. 141 further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 requires that amortization of goodwill and indefinite lived intangible assets be discontinued and instead be evaluated at least annually for impairment under a two step process to be completed by December 31, 2002. Intangible assets with finite lives continue to be amortized over their useful lives. The Company is currently analyzing the carrying value of goodwill and other intangible assets for impairment, and charges, if any, would be recorded as a change in accounting principle in the statement of operations.

As a result of its adoption of SFAS No. 141 on January 1, 2002, the Company reclassified in-place workforce related intangible assets of $5,689, $2,021 and $569 arising from the acquisitions of Xcert International, Inc., 3-G International, Inc. (“3GI”) and Transindigo Inc (“Transindigo”), respectively, into goodwill, resulting in an increase to goodwill and a decrease to the carrying value of intangible assets of $8,279. Upon reclassification of in-place workforce related intangible assets to goodwill, and the determination of indefinite lived intangible assets, the Company reversed the deferred tax liabilities related to these intangible assets. This reclassification of

$256, $2,269 and $852 relating to the Securant, Xcert and 3GI acquisitions, respectively, resulted in a decrease to goodwill and deferred tax liabilities of $3,377.

In addition, as a result of its adoption of SFAS No. 142, the Company discontinued amortizing all existing goodwill and indefinite lived intangible assets and did not record any related amortization expense after January 1, 2002. Had the goodwill and indefinite lived intangible assets recorded in connection with the acquisitions of Xcert, 3GI and Transindigo been amortized during the three months ended March 31, 2002, the Company would have recorded additional amortization expense of approximately $2,914, which would have increased the first quarter of 2002 net loss by $2,914 and increased diluted loss per share by $0.05 for the three months ended March 31, 2002.

The Company applied the provisions of SFAS No. 141 and No. 142 with respect to the acquisition of Securant on September 4, 2001 (the date of acquisition). As part of the application of SFAS No. 141, the Company recognized identifiable intangible assets separate from goodwill and has recognized amortization expense on these intangible assets with finite lives from the date of acquisition.

Had the provisions of SFAS No. 141 and No. 142 been applied for the three months ended March 31, 2001, the Company’s net income and net income per share would have been as follows:

Three Months
Ended
March 31, 2001

Reported net income	$9,793

Add: Goodwill amortization	865

In-place workforce amortization	172

Less: Tax effect	(417)

Adjusted net income	$10,413

Per share amounts

Reported basic earnings per share	$0.11

Effect of SFAS No. 141 and No. 142	$0.01

Adjusted basic earnings per share	$0.12

Reported diluted earnings per share	$0.16

Effect of SFAS No. 141 and No. 142	$0.01

Adjusted diluted earnings per share	$0.17

Intangible assets other than goodwill consist of the following at March 31, 2002:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:

Technology	$24,200	$4,926	$19,274

Customer Lists	5,002	1,142	3,860

Trademarks	1,506	267	1,239

Non compete agreements	2,750	1,079	1,671

Other	1,575	1,575	—

Unamortized intangible assets other than goodwill:

Trademarks	882	169	713

Total intangible assets	$35,915	$9,158	$26,757

Amortization of intangible assets for the three months ended March 31, 2002 was $2,312. The Company expects to record estimated amortization expense of $7,619 on its intangible assets for the nine months ended December 31, 2002, and estimated amortization expense of $8,622, $6,531, $2,508, $622 and $146 for the years ended December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

3.   Acquisitions

During 2001 the Company completed four acquisitions, which were accounted for as purchases. Accordingly, the results of operations of the acquired companies have been included in the consolidated statements of operations since their respective dates of acquisition. Costs related to these acquisitions are for investment banking, professional fees and other direct costs, including employee severance and facilities closure, and were recorded on the dates of acquisition and have been included in the allocation of the purchase prices.

On September 4, 2001, the Company completed its acquisition of all of the capital stock of Securant Technologies, Inc., a privately held company that developed the ClearTrust Web access management solution. On May 16, 2001, the Company completed its acquisition of all of the capital stock of 3-G International, Inc., a privately held company that developed smart card and biometric authentication products; on May 22, 2001, the Company completed its acquisition of substantially all the assets of Transindigo Inc, a privately held company that developed real time Web access management software products; and on February 12, 2001, the Company completed its acquisition of all of the capital stock of Xcert International, Inc., a privately held company that developed digital certificate-based products for securing e-business transactions.

The purchase prices and costs of the Securant, 3GI, Transindigo and Xcert acquisitions were as follows:

			3GI and
	Securant	Xcert	Transindigo	Total

Cash paid to sellers or shareholders	$134,756	$63,775	$22,309	$220,840

Stock options assumed	—	3,095	—	3,095

Acquisition costs	7,924	5,357	1,421	14,702

Litigation costs	—	—	2,195	2,195

Total purchase price	$142,680	$72,227	$25,925	$240,832

Litigation related acquisition costs of $1,310 were accrued and unpaid at March 31, 2002.

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

Allocation of the purchase prices for all four acquisitions completed during 2001 were based on estimates of the fair value of the assets acquired and liabilities assumed based on preliminary independent appraisals. The allocations of purchase prices are subject to revision upon finalization of the purchase accounting. Revised allocation of the purchase prices as of March 31, 2002 were as follows:

	Estimated Fair Values

			3GI and		Life
	Securant	Xcert	Transindigo	Total	(in years)

Assets and liabilities, including cash	$(140)	$4,756	$6,792	$11,408

Goodwill (1)	126,451	57,192	15,777	199,420

Intangible assets	19,650	12,856	2,852	35,358	1 to 7 years

Deferred tax liabilities, net	(7,031)	(5,148)	(1,066)	(13,245)

In process research and development	3,750	2,571	1,570	7,891

Total purchase price	142,680	72,227	25,925	240,832

Less: assumption of stock options	—	(3,095)	—	(3,095)

Less: cash acquired	(2,136)	(377)	(6,883)	(9,396)

Net cash paid	$140,544	$68,755	$19,042	$228,341

(1)	Effective January 1, 2002 the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” required the amortization of goodwill and indefinite lived intangible assets be discontinued, and instead be evaluated at least annually for impairment.

As a result of the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 the Company reclassified in-place workforce related intangible assets of $5,689, $2,021 and $569 arising from the acquisitions of Xcert, 3GI and Transindigo, respectively, into goodwill, resulting in an increase to goodwill and a decrease to the carrying value of intangible assets of $8,279. In addition, upon reclassification of in-place workforce related intangible assets to goodwill and the determination of indefinite lived assets, the Company reversed the deferred tax liabilities related to these intangible assets. This reclassification of $256, $2,269 and $852 relating to the Securant, Xcert and 3GI acquisitions, respectively, resulted in a decrease to goodwill and deferred tax liabilities of $3,377.

The allocation of the Securant purchase price has been revised since September 4, 2001 (the date of acquisition) for unrecorded liabilities related to pre-acquisition contingencies and uncollectible accounts receivable, which resulted in a net decrease to the allocation of assets and liabilities and an increase to the carrying value of goodwill of $662.

During the first quarter of 2002 the Company incurred litigation expenses totaling $2,195 in connection with patent litigation relating to the products acquired in the May 2001 acquisition of 3GI. The Company believes that the costs to defend the 3GI lawsuit are covered by an escrow fund set aside from the 3GI purchase price. The costs of litigation have been added to the purchase price of 3GI and resulted in an increase to of goodwill of $2,195. The Company has submitted a claim and expects to recover these litigation costs from the 3GI escrow fund, and will record any receipt from the 3GI escrow fund as a reduction to goodwill. The selling stockholders are disputing this claim.

The Company used an independent appraiser to calculate the amounts allocated to assets and liabilities acquired including intangible assets and in process research and development (“IPR&D”). The independent appraiser used established valuation techniques accepted in the high technology industry, including the income method, which discounts expected future cash flows to present value, and the cost method, which uses the replacement costs. These methods give consideration to relevant market sizes and growth factors, expected industry trends, product sales cycles, and the estimated lives of each product’s underlying technology. For IPR&D, consideration was also given to the projects’ stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development and the projected cost to complete the project.

The amount allocated to IPR&D projects were expensed in the quarter that the related acquisition was consummated if technological feasibility of the IPR&D projects had not been achieved and no alternate future uses have been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. IPR&D expense of $2,571 for the three months ended March 31, 2001 represents the write off of IPR&D in connection with the acquisition of Xcert.

The discount rates used in the present value calculations were derived from a weighted average cost of capital, adjusted upward to reflect additional risks inherent in the development life cycle, and resulted in discount rates in a range of 30.0% — 35.0% based upon an income stream of between 5 and 7 years.

Pro forma revenue, net loss and diluted loss per share for the three months ended March 31, 2001 as if the Securant, Xcert, 3GI and Transindigo acquisitions had been consummated as of January 1, 2001 is presented below. The pro forma results include estimates and assumptions regarding increased amortization of goodwill and intangible assets related to the acquisitions and decreased interest income related to cash paid for acquisition purchase prices, which the Company believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had occurred on the dates indicated, or that may result in the future. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume, any benefits from cost savings or synergies of operations of the combined company.

Three Months
Ended
March 31, 2001

Revenue	$80,364

Net loss	$(15,892)

Diluted loss per share	$(0.28)

4.   Investments and Financial Instruments

At September 30, 1999, the Company owned 6,000,000 shares of VeriSign, Inc. (“VeriSign”) common stock, which were classified as available for sale. In the third and fourth quarters of 1999, the Company entered into costless collars covering all of its shares of VeriSign common stock. The collars protected the Company against declines in the market value of VeriSign by ensuring that at least a portion of its unrealized gain was hedged and realizable. Between October 1, 1999 and September 30, 2000 the Company settled four collar contracts by delivering 2,000,000 shares of VeriSign common stock and realized gains of $86,075 and $30,436 in 2000 and 1999, respectively. On November 27, 2000 the Company exercised its right to terminate the collars on the remaining 4,000,000 shares of VeriSign common stock. The Company delivered 1,363,084 shares of VeriSign common stock to terminate the collars, which resulted in no cash proceeds to the Company and the recognition of a net gain of $46,000 during 2000. After termination of the collars, the Company had 2,636,916 shares of VeriSign common stock remaining.

In order to create current liquidity, on November 27, 2000 the Company entered into three forward contracts (“Forwards”) with respect to 609,591 shares of VeriSign common stock and a variable delivery forward (“VDF”) contract with respect to 2,027,325 shares of VeriSign common stock.

Each Forward contract required the Company to deliver approximately 200,000 VeriSign shares at specific dates during the first three quarters of 2001. Upon each delivery of shares, the Company was entitled to receive $18,000, for total proceeds of $54,000 in the first three quarters of 2001.

Under the VDF contract, the Company received cash proceeds of $137,750 and committed to deliver 2,027,325 shares of VeriSign common stock in January 2006. In addition, the VDF contract entitles the Company to additional cash proceeds of up to $35,336 depending on the market price of VeriSign common stock on January 3, 2006, as follows:

Market price of VeriSign Common Stock on
January 3, 2006	Proceeds

$0.00 to $87.16	$0

$87.16 to $104.59	$0 to $35,336

Over $104.59	$35,336

Unless the VeriSign stock appreciates substantially in value by January 2006, the Company will not be entitled to any cash flows from its remaining interest in Crosby.

No gain was recognized upon execution of either the Forwards or the VDF.

Immediately following the execution of the Forwards and the VDF, the Company contributed the remaining 2,636,916 shares of VeriSign common stock and transferred its rights and obligations in the Forwards and the VDF to Crosby Finance, LLC (“Crosby”) and received a 99% interest in Crosby. Crosby is a bankruptcy-remote qualified special purpose entity, established specifically to securitize the shares of VeriSign common stock. The contribution and the transfer have been accounted for as a sale under SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, the Company recognized a net gain of $101,427 in 2000 and does not consolidate Crosby for accounting purposes. The counterparty to the VDF contract holds the remaining 1% interest in Crosby.

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

During 2001, the three Forwards matured and Crosby received total cash proceeds of $54,000 upon delivery of 609,591 shares of VeriSign common stock to the counterparty. Crosby distributed the proceeds from the Forwards to the Company and the counterparty at their membership interest percentages. This generated cash proceeds of $53,460 and resulted in a gain of $41,843 to the Company, which was included in income from investing activities for 2001. At March 31, 2002 Crosby held 2,027,325 shares of VeriSign and the VDF contract.

Crosby has no liability or obligation to its members or to the counterparty to the VDF contract other than to deliver the shares of VeriSign common stock to the counterparty upon maturity of the VDF contract and to distribute the cash proceeds, if any, to its members. After settlement of the VDF in January 2006, Crosby will dissolve.

The Company’s 99% interest in Crosby was $3,881 and $58,817 and the unrealized gain in accumulated other comprehensive income, net of tax was $0 and $26,572 at March 31, 2002 and 2001, respectively. The Company accounts for its investment in Crosby under the guidelines of EITF 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” Prior to the settlement of the Forwards, the retrospective interest method was used to account for the Company’s interest in Crosby as the Company believed it would recover a substantial amount of its interest. Any increases in the cost basis of the Company’s interest in Crosby, determined by applying the retrospective interest method, were recorded in interest income, and accordingly the Company recognized interest income of $479 for the three months ended March 31, 2001. Any changes in the fair value of the Company’s interest in Crosby were recorded in other comprehensive income in shareholders’ equity. Upon the distribution of the cash proceeds of the Forwards by Crosby, a portion of the previously unrealized gain which approximated $40,744, was recognized in income from investing activities for the year ended December 31, 2001. In the fourth quarter of 2001, subsequent to the settlement of the last Forward, it became reasonably possible that the Company could lose all or substantially all of the value of its remaining interest, and therefore could no longer apply the retrospective interest method to its interest in Crosby. Accordingly, the Company is carrying its interest at fair value with all changes in fair value reported in income from investing activities in the statement of operations. Fair value of the Company’s interest in Crosby is being determined based on the fair value of Crosby’s right to potentially receive additional cash proceeds upon maturity of the VDF.

The gain recorded for financial reporting purposes upon contribution of the VDF contract to Crosby in 2000 has not been recognized for tax purposes, and accordingly, the Company has recorded a $26,619 deferred tax liability. This deferred tax liability will reverse upon maturity of the VDF contract in 2006, and the gain will be included in the calculation of the Company’s taxable income for 2006. The recognition of that gain would result in a tax liability to the Company and may require the payment of cash to settle the tax liability.

For the first quarter of 2002 loss from investing activities was $2,467, which represents the gain from the sale of the remaining shares of nCipher, Plc, of $677, net of a charge for the decline in the fair value of the Company’s interest in Crosby of $3,144. For the first quarter of 2001, income from investing activities was $13,783, which represents the gain recognized from the settlement of one of the Forwards held by Crosby.

5.   Derivative Financial Instruments

During the first quarter of 2001, the Company entered into forward foreign currency contracts in order to hedge foreign currency market exposures associated with certain forecasted transactions. At March 31, 2001, the Company had outstanding foreign currency forward contracts with aggregate notional amounts of approximately $20,500 to hedge certain forecasted transactions. The Company did not have any foreign currency forward contracts outstanding at March 31, 2002. In connection with entering into forward foreign currency contracts, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivative that qualify for hedge treatment must be reported as a component of other comprehensive income in stockholders’ equity. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, must be recognized currently in earnings.

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

The forward contracts are generally outstanding for one to six months and are denominated in British pounds, Swedish krona and Australian dollars. No ineffectiveness was recognized in the first quarter of 2001 and accordingly, the fair values of the outstanding forward foreign currency contracts were recorded as a component of other comprehensive income in stockholders’ equity. Fair value of the outstanding forward foreign currency contracts was $187 at March 31, 2001 and has been included in accrued expenses and other liabilities in the condensed consolidated balance sheet.

6.   Convertible Debentures

In October and November 2001 the Company issued 7% convertible subordinated debentures due October 17, 2004 with an aggregate principal amount of $80,000, which generated proceeds of $75,204, net of financing issuance costs. The debentures mature on October 17, 2004, unless redeemed earlier by the Company as described below or converted into the Company’s common stock at the holder’s option. Net cash proceeds from the issuance of the 7% convertible subordinated debentures were as follows:

Principal amount of 7% convertible debentures	$80,000

Deferred financing costs	(4,796)

Net cash proceeds	$75,204

Interest is payable in cash semi-annually in arrears on January 1 and July 1 of each year, commencing January 1, 2002 at a fixed rate of 7% per annum. At any time and at their option, each holder may convert any outstanding debentures it holds into shares of the Company’s common stock at a conversion price of $13.745 per share, which upon conversion of all of the outstanding debentures would result in the issuance of approximately 5,820,298 shares of the Company’s common stock. The conversion price of the debentures may be adjusted under certain circumstances, such as events that would cause dilution of the debenture holder’s interest. The Company may redeem all or a portion of the debentures for cash at any time on or after October 17, 2002 as long as the arithmetic average of the weighted average price of the Company’s common stock on each trading day during the fifteen trading day period immediately prior to the election to redeem is at least 150% of the conversion price. The debentures are unsecured and are subordinated to all existing and future senior indebtedness. The agreements governing the convertible debentures contain covenants including restrictions on the Company’s ability to incur and guarantee additional debt. The covenants limit the amount of debt the Company may incur to the lesser of 30% of the Company’s consolidated stockholders’ equity or a total of $180,000 including the balance of the 7% convertible debentures outstanding.

In connection with the issuance of the convertible debentures, and as described in Note 8, the Company issued warrants on its common stock to the holders of the convertible debentures. In addition, in connection with the issuance of the 7% convertible debentures, the Company paid investment bank fees, legal fees and other financing costs of $4,796 which are being amortized through October 2004 using the straight-line method, which is not materially different from the effective interest rate method. Deferred financing costs amortization expense of $405 is included in interest expense in the statement of operations for the three months ended March 31, 2002. Unamortized deferred financing costs of $4,063 are included in other assets on the condensed consolidated balance sheet at March 31, 2002. The carrying value of the 7% convertible debentures is as follows at March 31, 2002:

Principal amount of 7% convertible debentures	$80,000

Less: value of warrants	(4,149)

Add: accumulated accretion	592

Carrying value, March 31, 2002	$76,443

The Company recorded the fair market value of the warrants as additional paid-in capital for the year ended December 31, 2001 and will amortize the fair market value through October 2004. Warrant amortization accretion of $342 was included in interest expense in the statement of operations for the three months ended March 31, 2002.

7.   Line of Credit

The Company has a $10,000 line of credit with a major financial institution which expires on June 30, 2002, subject to annual extension provisions. This agreement was unused at March 31, 2002 and 2001. Borrowings under this agreement will bear interest, at the Company’s option, at either fixed or variable rates linked to either the London Interbank Offered Rate or the Prime Rate. Borrowings will be collateralized by cash deposits of the Company.

8.   Stockholders’ Equity

Stock Option Exchange Program — In November 2001 the Company offered to all of its employees and directors the opportunity to request that the Company exchange the employees’ and directors’ outstanding stock options in return for new stock options to be granted by the Company. In exchange for existing options, each option holder received a commitment for new options to be issued exercisable for shares of common stock equal to three fifths (3/5) of the total number of shares subject to the options tendered by the option holder and accepted for exchange. A total of 8,871,919 options were accepted for exchange under the exchange offers and accordingly, were canceled on November 12 and December 17, 2001. The new option grants of approximately 4,943,000 shares are expected to be granted in the second quarter of 2002, no sooner than six months and one day from November 12 and December 17, 2001, the dates on which each exchange offer terminated. The new options granted to the Company’s employees will become exercisable as to 25% of the shares represented by the options upon issuance and in equal quarterly amounts thereafter for three years. The new options granted to the Company’s non-employee directors will be exercisable in full on the date of grant. All the new options will have an exercise price equal to the fair market value of the Company’s common stock on the date of grant.

Common Stock Warrants — In October and November 2001 and in connection with the issuance of its 7% convertible debentures, the Company issued warrants on its common stock to the holders of the convertible debentures. The holders may exercise the warrants for an aggregate of 873,045 shares of the Company’s common stock at an exercise price of $13.745 per share. The exercise price of the warrants may be adjusted under certain circumstances, such as events that would cause dilution of the holder’s interest. The warrants were immediately exercisable upon issuance and expire on October 17, 2006. The fair value of the warrants of $4,149 was estimated using the Black-Scholes model with the following assumptions: risk free interest rate of 2.5%, expected life of 2.5 years, dividend yield of 0%, and expected volatility of 83%. The Company recorded the fair market value of the warrants as additional paid-in capital. As of March 31, 2002 none of the warrants had been exercised.

Share Repurchase Program —The Company had a common stock repurchase program from October 1998 to October 2001. Repurchased shares are used for stock option and employee stock purchase plans, and for general corporate purposes. Under the repurchase program, the Company repurchased, in total, 15,817,000 shares of its common stock for an aggregate amount of $422,156, or an average cost of $26.69 per share. The Company purchased 570,000 shares of its common stock during the three months ended March 31, 2001, for an aggregate amount of $20,430, or an average cost of $35.84 per share.

The Company received $2,038 from the sale of put options on its common stock during the three months ended March 31, 2001. The proceeds were recorded as additional paid-in capital. At March 31, 2002 and 2001, the Company had zero and 2,250,000 shares of its common stock covered by put options outstanding, respectively. In March 2001 and upon maturity of one of the Company’s put options contracts covering 375,000 shares of its common stock, the Company repurchased 375,000 shares of its common stock for $13,943, or $37.18 per share. The put options with strike prices in excess of the average closing market value of the Company’s common stock for the three months ended March 31, 2001, of $34.30, would be considered dilutive. Accordingly, some of the put options outstanding at March 31, 2001 did have a dilutive effect on the calculation of earnings per share calculation for the three months ended March 31, 2001.

During 2000 the Company entered into forward equity contracts for 1,500,000 shares of its common stock in order to set purchase prices for its future repurchase of shares under its share repurchase program. Financing costs on the forward equity contracts are deducted from net income to calculate basic earnings per share and accordingly had a dilutive effect on basic earnings per share at March 31, 2001. Contracts with forward purchase prices above the closing market value of the Company’s common stock at March 31, 2001 of $24.69 would be considered dilutive. Accordingly, the forward equity contracts did have a dilutive effect on the diluted earnings per share calculation at March 31, 2001. Upon maturity of the forward equity contracts in May 2001, the Company settled the contracts by repurchasing 1,500,000 shares of its common stock for $65,020.

9.   Comprehensive (Loss) Income

Comprehensive (loss) income was as follows:

	Three Months Ended
	March 31,

	2002	2001

Net (loss) income	$(13,722)	$9,793

Comprehensive (loss) income, net of tax:

Holding gains arising during period	—	8,685

Less: reclassification adjustment for gains included in net income	(422)	(8,172)

Increase (decrease) in net unrealized gains on marketable securities	(422)	513

Foreign currency translation adjustments	(950)	(400)

Unrealized loss on foreign currency derivative instruments	—	(187)

Comprehensive (loss) income	$(15,094)	$9,719

The tax expense of holding gains on marketable securities was $5,790 for the three months ended March 31, 2001.

10.   Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share:

(In thousands except per share data)	Three Months Ended
	March 31,

	2002	2001

Numerator:

Net (loss) income	$(13,722)	$9,793

Interest on convertible debentures (1)	—	—

Financing costs on forward equity contracts (2)	—	(3,598)

Numerator for basic (loss) earnings per share:

Net (loss) income available to common stockholders	$(13,722)	$6,195

Denominator:

Denominator for basic (loss) earnings per share:

Weighted average shares	56,442	56,476

Effect of options, warrants and forward equity contracts	—	5,253

Denominator for diluted (loss) earnings per share:

Adjusted weighted average shares	56,442	61,729

Basic (loss) earnings per share	$(0.24)	$0.11

Diluted (loss) earnings per share	$(0.24)	$0.16

(1)	Convertible debenture related as-if converted shares of 5,820 for the three months ended March 31, 2002 were excluded from the computation of diluted loss per share due to their antidilutive effect as a result of the loss from operations for the three months ended March 31, 2002.

(2)	Financing costs on forward equity contracts are excluded from the computation of diluted earnings per share.

The diluted weighted average shares for the three months ended March 31, 2002 excludes incremental shares of 6,452 related to employee stock options and convertible debentures. These shares are excluded due to their antidilutive effect as a result of the loss from operations for the three months ended March 31, 2002. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the three months ended March 31, 2002 include gross shares of 5,782 related to employee stock options, 5,820 related to convertible debentures and 873 related to common stock warrants.

11.   Restructurings

During the first quarter of 2002, and in continuation of restructuring actions commenced in 2001, the Company recorded costs of $4,383, consisting of severance and other costs associated with the reduction of employee headcount, and facility exit costs. Facility exit costs of $3,840 resulted primarily from the losses incurred upon finalization of a sublease contract in excess of estimated losses previously recorded and the impairment of related leasehold improvements. The severance costs are for four sales and marketing employees.

During the third and fourth quarters of 2001, the Company commenced consolidation of certain operations in order to enhance operational efficiency and reduce expenses. During the fourth quarter of 2001, the Company recorded costs of $10,321, consisting of severance and other costs associated with the reduction of employee headcount, facility exit costs, consisting primarily of up to eighteen months of minimum lease payments due under certain excess facilities lease agreements, prepaid license fees which were expensed when it was determined that they did not have future realizable value as a result of the Company’s exiting a planned service offering, and other direct costs. The severance costs are for 189 employees, of which 14 were employed in manufacturing, customer operations and technical services, 61 were employed in research and development, 67 were in employed in sales and marketing, 40 were employed in general and administrative activities and 7 were employed in the RSA Capital segment.

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

Remaining costs accrued and unpaid for restructuring charges incurred during 2002 and 2001 were $12,476 at March 31, 2002 and were as follows:

	Facility Exit	Severance	Purchased	Other Direct
	Costs	Costs	Technology	Costs	Total

Recorded restructuring costs – third quarter 2001	$7,630	$1,805	—	$200	$9,635

Recorded restructuring costs – fourth quarter 2001	1,782	4,070	$4,350	119	10,321

Total restructuring charges – 2001	9,412	5,875	4,350	319	19,956

Payments and write offs	(269)	(4,592)	$(4,350)	(7)	(9,218)

Balance at December 31, 2001	9,143	1,283	—	312	10,738

Recorded restructuring costs – first quarter 2002	3,840	543	—	—	4,383

Payments and write offs	(1,316)	(1,322)	—	(7)	(2,645)

Balance at March 31, 2002	$11,667	$504	—	$305	$12,476

Remaining costs accrued at March 31, 2002, primarily facility exit costs, are expected to be paid through the first quarter of 2008.

In 1999, the Company commenced and substantially completed consolidation of certain operations in order to enhance operational efficiency. The Company recorded facility exit costs consisting primarily of estimated shortfalls of sublease rental income compared to minimum lease payments due under a lease agreement. Remaining facility exit costs of approximately $347 were accrued and unpaid at March 31, 2002 and are expected to be paid through the first quarter of 2008.

12.   Segments

The Company has two reportable segments, e-Security Solutions and RSA Capital. The segments were determined primarily on how management views and evaluates the business. The operations of the e-Security Solutions segment consist of the sale of software licenses, hardware, maintenance and professional services through two product groups, Enterprise solutions and Developer solutions. Enterprise solutions include sales of RSA SecurID® authenticators, RSA ACE/Server® software, RSA Keon® software, RSA ClearTrust® software, and maintenance and professional services. Developer solutions include sales of RSA BSAFE® encryption software and protocol products, RSA Keon components, and maintenance and professional services.

In January 2000, the Company formed its RSA Capital segment to make synergistic investments in both external and internal activities and technologies. The Company formed its RSA Capital segment during a period in which it perceived a favorable investment climate. With the recent general weakening of the global economy the Company believes the investment climate has changed, and therefore the Company plans to eliminate the RSA Capital segment by the end of the third quarter of 2002.

The RSA Capital segment consists of the Company’s investment activities and the New Emerging Security Technologies group (“NEST”). Through its investment activities, the Company has historically made investments primarily in equity instruments of e-businesses and other technology companies. Also included in the Company’s investment activities is RSA Ventures, I, L.P. (“RSA Ventures”), the Company’s venture capital fund, in which the Company had invested approximately $34,904 as of March 31, 2002. The Company’s subscription to invest in RSA Ventures is $50,200, leaving a remainder of approximately $15,296 the Company may invest, at its sole discretion, over the ten year life of RSA Ventures. The Company currently does not intend to use this amount for new investments but only for certain follow-on investments in companies in which RSA Ventures has already invested. Expenses incurred in connection with the Company’s investment activities are primarily for general and administration and management and professional fees, are included in general and administrative expenses in the statement of operations and were $227 and $1,339 for the three months ended March 31, 2002 and 2001, respectively. At March 31, 2002 the Company had 12 investments with total carrying value of approximately $26,496 accounted for under the cost method and its investment in Crosby Finance, LLC, a qualified special purpose entity, of $3,881, accounted for at fair value, as described in Note 4.

Some of the Company’s employees and directors also invested in the general partner of RSA Ventures including Charles R. Stuckey, Jr. and James K. Sims, members of the Company’s Board of Directors, and five former employees including the managing director of RSA Ventures. Mr. Stuckey invested approximately $11 in the partnership, Mr. Sims invested approximately $7, and the five employees invested a total of $70. None of the investors received any proceeds or were allocated any profits from this entity during the three months ended March 31, 2002 or during the year ended December 31, 2001. The interest in gains from the general partner that each of Messrs. Stuckey and Sims would be entitled to receive in the future following a return of their invested capital is less than one one thousandth of a percent.

Through NEST the Company has focused on investigating, developing and nurturing new ideas and technologies into operational businesses. Expenses incurred in connection with NEST were $535 and $419 for the three months ended March 31, 2002 and 2001, respectively, and have been included in (loss) income from operations. Expenses incurred in connection with NEST for the three months ended March 31, 2002 include general and administration expenses, as well as the operations of 3GI and Transindigo, and for the three months ended March 31, 2001 include general and administration expenses. As part of the elimination of the RSA Capital segment, the Company began merging the NEST operations into its e-Security Solutions segment during the first quarter of 2002 and intends to completely merge the NEST operations into its e-Security solutions segment by the end of the third quarter of 2002.

Expenses incurred in connection with the Company’s RSA Capital segment, including its investment and NEST activities, total $762 and $1,758 for the three months ended March 31, 2002 and 2001, respectively, and have been included in (loss) income from operations.

Certain expense items included in loss from operations that are not identifiable to the Company’s segments have been included in Other below, and total $6,695 for the three months ended March 31, 2002. These expense items for the three months ended March 31, 2002 include amortization of intangible assets of $2,312, arising from the Company’s acquisition of Securant, Xcert, 3GI and Transindigo during 2001, and a restructuring charge of $4,383 as described in Note 11.

Certain expense items included in income (loss) from operations that are not identifiable to the Company’s segments have been included in Other below, and total $9,877 for the three months ended March 31, 2001. These expense items include items expensed in connection with the February 2001 acquisition of Xcert, which include the write off of prepaid license fees of $5,221, stock option compensation expense of $751, IPR&D of $2,571 and amortization of intangible assets of $1,334 for the three months ended March 31, 2001.

The tables below present information about the Company’s reportable segments:

	Three Months Ended March 31, 2002

	e-Security	RSA
	Solutions	Capital	Other	Consolidated

Revenue	$55,505	—	—	$55,505

Loss from operations	$(7,080)	$(762)	$(6,695)	$(14,537)

	Three Months Ended March 31, 2002

	e-Security	RSA
	Solutions	Capital	Other	Consolidated

Interest income and other	$97	—	—	$97

Interest expense	$(1,404)	—	$(747)	$(2,151)

Loss from investing activities	—	$(2,467)	—	$(2,467)

Depreciation and amortization	$4,302	—	$2,312	$6,614

Identifiable assets	$243,667	$30,377	$219,247	$493,291

	Three Months Ended March 31, 2001

	e-Security	RSA
	Solutions	Capital	Other	Consolidated

Revenue	$76,340	—	—	$76,340

Income (loss) from operations	$9,762	$(1,758)	$(9,877)	$(1,873)

Interest income	$4,000	$479	—	$4,479

Income from investing activities	—	$13,783	—	$13,783

Depreciation and amortization	$3,258	—	$1,334	$4,592

Identifiable assets	$455,901	$93,173	$63,561	$612,635

The Company’s operations are conducted throughout the world. Operations in the United States represent more than 10% of revenue and loss from operations. The Company’s operations in other countries have been grouped by regional area below. The following tables present information about e-Security Solutions revenue:

	Three Months Ended
	March 31,

	2002	2001

Product and service groups

Enterprise solutions	$48,834	$59,645

Developer solutions	6,671	16,695

	$55,505	$76,340

	Three Months Ended
	March 31,

	2002	2001

Geographic areas

United States	$33,814	$46,253

Europe and other	17,146	23,670

Asia Pacific	4,545	6,417

	$55,505	$76,340

The tables below present information about the Company’s long lived assets by regional area:

	At March 31, 2002

			Europe and
	Total	United States	Other	Asia Pacific

Property and equipment, net	$93,139	$58,945	$30,552	$3,642

Goodwill, net	192,490	192,490	—	—

	At March 31, 2002

			Europe and
	Total	United States	Other	Asia Pacific

Intangible assets, net	26,757	26,757	—	—

Other assets	6,661	4,792	158	1,711

	At March 31, 2001

			Europe and
	Total	United States	Other	Asia Pacific

Property and equipment, net	$69,221	$40,859	$27,183	$1,179

Other assets	3,942	1,799	187	1,956

13.   Subsequent Event

Restructuring – During April 2002, the Company announced the reorganization of certain operations in an attempt to increase operational efficiency and align its cost structure to fit revenue expectations. This reorganization includes the reduction of employee headcount by approximately 17%. The Company expects to take a restructuring charge of approximately $8,000 to $10,000 in the second quarter of 2002 to cover employee severance costs, closure of excess facilities and other costs in connection with these efforts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For purposes of these Acts, any statement that is not a statement of historical fact may be a forward-looking statement. For example, statements containing the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions may be forward-looking statements. However, we caution investors not to place undue reliance on any forward-looking statements in this Report because these statements speak only as of the date when made. Furthermore, we are not obligated to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including without limitation the factors described below under the caption “Certain Factors That May Affect Future Results.” This report should be read in conjunction with our Annual Report on Form 10-K filed for the year ended December 31, 2001. All references to common stock and per share amounts have been adjusted on a retroactive basis to reflect the three-for-two common stock split effected as a dividend on our common stock in March 2001.

We are a leading provider of electronic security, or e-security, solutions. Our products are designed to help organizations ensure the authenticity of the people, devices and transactions involved in electronic business, or e-business. We believe that through our product lines we directly address the most critical e-security requirements for e-business. We sell our two-factor user authentication, Web access management, encryption and digital certificate management products and solutions to corporate enterprise users seeking turnkey security solutions, and to original equipment manufacturers and developers seeking software development components for embedding security in a range of software applications or hardware devices.

We currently conduct our business in two segments: e-Security Solutions and RSA Capital. Through our e-Security Solutions segment, we derive our operating revenue primarily from two distinct product groups: Enterprise solutions, which includes RSA SecurID® authenticators, RSA ACE/Server® software, RSA ClearTrust® software, RSA Keon® software, and maintenance and professional services, and Developer solutions, which includes RSA BSAFE® encryption software and protocol products, RSA Keon components, and maintenance and professional services.

Typically, our Enterprise solutions customers place an initial order for a limited number of users, for either our RSA SecurID authenticators or any of our software products. As the use of our products grows within the enterprise our customers may place additional orders with us to add more users. As authenticators expire, typically three to four years after initial purchase, our customers may order additional replacement authenticators. In most cases, the customer will also enter into a customer support agreement with us at the time of initial purchase and renew this support agreement annually. We typically base our RSA ACE/Server, RSA Keon and RSA ClearTrust software license fees on the number of users authorized under each customer’s license.

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

In January 2000, we formed our RSA Capital segment to make synergistic investments in both external and internal activities and technologies. We formed the RSA Capital segment during a period in which we perceived a favorable investment climate. With the recent general weakening of the global economy we believe the investment climate has changed, and therefore we plan to eliminate the RSA Capital segment by the end of the third quarter of 2002.

Our RSA Capital segment consists of our investment activities and our New Emerging Security Technologies group, or NEST. Through our investment activities, we have historically made investments primarily in equity instruments of e-businesses and other technology companies. At March 31, 2002 we held investments in 12 private companies which we account for under the cost method. When we hold investments in public companies, we account for them as available for sale marketable securities, provided our ownership does not exceed 20%. Also included in our investment activities is RSA Ventures, our venture capital fund, in which we had invested $34.9 million as of March 31, 2002. Our subscription to invest in RSA Ventures is $50.2 million, leaving a remainder of $15.3 million that we may invest, at our sole discretion, over the ten year life of RSA Ventures. We currently do not intend to use this amount for new investments, but only for certain follow on investments in companies in which RSA Ventures has already invested. Expenses incurred in connection with our investment activities are primarily for general and administration and management and professional fees.

Some of our employees and directors have also invested in the general partner of RSA Ventures, including Charles R. Stuckey, Jr. and James K. Sims, members of our Board of Directors, and five former employees including the managing director of RSA Ventures. Mr. Stuckey invested approximately $11 thousand in the general partner, Mr. Sims invested approximately $7 thousand and the five employees invested a total of approximately $70 thousand. None of the investors received any proceeds or profits from this entity during 2001 or the first quarter of 2002. The interest in gains from the general partner that each of Messrs Stuckey and Sims would be entitled to receive in the future following a return of their invested capital is less than one one thousandth of a percent.

In addition and as part of our RSA Capital segment, we also hold an interest in Crosby Finance, LLC (“Crosby”), a qualified special purpose entity. Crosby was established specifically to own the shares of VeriSign, Inc. (“VeriSign”) common stock, three forward contracts (“Forwards”) and one variable delivery forward (“VDF”) contract, which we contributed to Crosby on November 27, 2000. We have the right to appoint the members of the Board of Directors of Crosby, one of whom is required to be an independent director who is not an employee, director or stockholder of RSA Security or otherwise affiliated with us and who does not receive any direct or indirect benefit from us. The other members of the Crosby Board of Directors are two of our officers. None of the Crosby directors has any ownership or interest in Crosby or its profits or assets, and with the exception of the independent director, none of the directors are compensated for serving as a director of Crosby. The Crosby Board of Directors manages the operations of Crosby, but neither the Crosby Board nor either of the members of Crosby has the power to cause Crosby to engage in any business other than holding shares of VeriSign common stock, the Forwards and the VDF and performing its obligations under the Forwards and the VDF contracts.

At March 31, 2002 Crosby held 2,027,325 shares of VeriSign and the VDF contract. Crosby has no liability or obligation to its members or to the counterparty to the VDF contract other than delivery of shares of VeriSign common stock to the counterparty upon maturity of the VDF contract in January 2006 and distribution of cash proceeds, if any, to its members. We are not responsible for any of the financial obligations of Crosby to its creditors. After settlement of the VDF and distribution of cash proceeds, if any, Crosby will dissolve. Information on our investment in Crosby Finance, LLC may be found in Note 4 of the Notes to Condensed Consolidated Financial Statements.

Our RSA Capital segment includes NEST, through which we focused on investigating, developing and nurturing new ideas and technologies into operational businesses. Expenses incurred in connection with NEST include general and administration expenses, as well as the operations of 3-G International, Inc. (“3GI”) and Transindigo Inc (“Transindigo”). As part of the elimination of the RSA Capital segment, we began merging the NEST operations into our e-Security Solutions segment during the first quarter of 2002 and intend to completely merge the NEST operations into our e-Security solutions segment by the end of the third quarter of 2002.

Information on our industry segments may be found in Note 12 of the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed for the year ended December 31, 2001. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, sales returns, allowance for doubtful accounts, investments, intangible assets, income taxes, financing operations, warranty obligations, restructurings, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, the actual results could differ from those estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Revenue Recognition — We derive our revenue primarily from two sources: sales of products, including hardware and software licenses, and services, including maintenance, support and professional services. Management must make and use significant judgments and estimates must be made and used in connection with the revenue recognized in any reporting period. Material differences may affect the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates in establishing our allowance for sales returns.

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

In our arrangements with our customers, we generally do not include acceptance clauses, which would give the customer the right to accept or reject the product after we ship it. However, if an arrangement includes an acceptance provision, revenue is recognized upon the customer’s acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition when Right of Return Exists,” we recognize revenue upon shipment of product to stocking distributors for sales to distributors who have only limited return rights, and record a sales return reserve to provide for estimated product returns.

When arrangements contain multiple elements and vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we recognize revenue for the delivered elements using the residual method. Our determination of fair value of each of the undelivered elements in multi-element arrangements is based on VSOE of fair value. VSOE of fair value for each element is either the price we charge when the same element is sold separately or the price established by the members of our management, who have the relevant authority to set prices, for an element not yet sold separately. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until VSOE of fair value exists or all elements have been delivered.

Maintenance service revenue, whether sold separately or as part of a multiple element arrangement, is deferred and recognized ratably over the term of the maintenance contract, generally twelve months. Revenue allocated to professional service elements is recognized as the services are performed.

Allowance for Sales Returns – We record allowances for estimated sales returns and allowances on products and maintenance and professional service related revenue in the same period as the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data, current economic trends, product line and customer industry and other known factors. Our historical experience with sales returns varies by product line depending on the customer’s industries and markets. Sales returns of all products have historically been lower in established markets and higher in newer technology and geographic markets. We must make significant judgments and estimates in connection with establishing the allowances for estimated sales returns in any reporting period. Material differences may result in the amount and timing of our revenue for any reporting period if actual sales returns and allowances exceed our estimates.

Allowance for Doubtful Accounts – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on our financial position and results of operations. We recorded bad debt expense of $1.4 million and $1.3 million for the three months ended March 31, 2002 and 2001, respectively, which have been included in marketing and selling expenses in our statements of operations. Uncollectible accounts receivable written off were $2.2 million and $1.9 million for the three months ended March 31, 2002 and 2001, respectively.

Valuation of Goodwill and Other Intangible Assets – In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. This evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. Fair value is determined generally based on discounted cash flows. Any such impairment charge could be significant and could have a material adverse effect on our consolidated financial position and results of operations. At March 31, 2002, we had approximately $219 million of goodwill and other intangible assets which accounted for approximately 44% of our total assets.

The adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to analyze the carrying value of goodwill and other intangible assets for impairment issues on an annual basis under a two step process. The first step, tests for impairment, and the second step, (if necessary), measures impairment. We are currently analyzing the carrying value of goodwill and other intangible assets for impairment and charges, if any, would be recorded as a change in accounting principle in the statement of operations. During the three months ended March 31, 2002 we did not record any impairment charges related to goodwill and other intangible assets.

Long-Term Investments — Our long-term investments include investments in preferred and common stock of privately held companies and our interest in Crosby Finance, LLC, a qualified special purpose entity. At March 31, 2002 we had approximately $30.4 million of long-term investments which included $26.5 million for investments in preferred and common stock of privately held companies and $3.9 million for our interest in Crosby. The fair value of our long-term investments in privately held companies depends on the performance of the companies in which we have invested, as well as volatility inherent in the external markets for these investments. In assessing potential impairment for these investments we consider these factors as well as the forecasted financial performance of the companies in which we have invested. If these forecasts are not met we may have to record additional impairment charges that we have not previously recognized. The recoverability of long-term assets in investments in privately held companies is assessed by comparing the undiscounted cash flows expected to be generated by the assets to the carrying value of the assets. If the sum of the undiscounted cash flows is less than the carrying value of the assets, we must recognize an impairment charge. During the first quarter of 2002 and 2001, we did not recognize any impairment losses related to our long-term investments in privately held companies.

We account for our investment in Crosby under Emerging Issues Task Force (“EITF”) Issue No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” We are carrying our interest in Crosby at fair value with all changes in fair value reported in income from investing activities. Fair value is being determined based on the fair value of Crosby’s right to potentially receive additional cash proceeds upon maturity of the VDF contract. At March 31, 2002 our remaining interest in Crosby has a fair value of $3.9 million, and is included in investments as a long-term asset. We recorded a charge of $3.1 million for the decline in the fair value of our interest in Crosby at March 31, 2002 which is included in loss from investing activities for the first quarter of 2002. Should our investment in Crosby decrease, we would incur a pretax charge of up to $3.9 million, which would be included in income from investing activities in the statement of operations.

Restructurings – During the first quarter of 2002 and the years ended December 31, 2001 and 1999 we commenced consolidation of certain operations in order to enhance operational efficiency, and recorded significant restructuring charges in connection with these consolidations. Restructuring charges were $4.4 million and $20.0 million for the first quarter of 2002 and year ended December 31, 2001, respectively. Included in the first quarter of 2002 restructuring charge are facility exit costs of $3.8 million which resulted primarily from the losses incurred upon finalization of a sublease contract in excess of estimated losses previously recorded. Facility exit costs included in these restructuring charges represent up to 72 months of estimated shortfalls of sublease rental income compared to minimum lease payments due under certain excess facilities lease agreements, impaired leasehold improvements, and other associated facilities expense. Estimates related to sublease income are based on assumptions regarding the period required to locate and contract with suitable subleasees and sublease rates which can be achieved using market trend information analysis. If the assumptions for these estimates change due to changes in the market, the ultimate restructuring expenses for these facilities could vary by material amounts.

Results of Operations

The following table sets forth income and expense items as a percentage of total revenue:

	Three Months Ended
	March 31,

	2002	2001

Revenue

Products	70.7	82.0

Maintenance and professional services	29.3	18.0

Total revenue	100.0%	100.0%

Cost of revenue

Products	13.7	17.1

Maintenance and professional services	10.5	9.5

Total cost of revenue	24.2	26.6

Gross margin	75.8	73.4

Costs and expenses

Research and development	27.6	17.6

Marketing and selling	50.0	40.2

General and administrative	12.3	12.8

Restructuring	7.9	—

Amortization of intangible assets	4.2	1.8

In process research and development	—	3.4

Total	102.0	75.8

Loss from operations	(26.2)	(2.4)

Interest income and other	0.2	5.9

Interest expense	(3.9)	—

(Loss) income from investing activities	(4.4)	18.0

(Loss) income before (benefit) provision for income taxes	(34.3)	21.5

(Benefit) provision for income taxes	(9.6)	8.7

Net (loss) income	(24.7)%	12.8%

Revenue

The following table sets forth the amount, percentage of total revenue and percentage increase (decrease) of our revenue by product group, product type and product line:

	Three Months Ended		Three Months Ended
($ in millions)	March 31, 2002		March 31, 2001		Percentage
					Increase
	Revenue	Percentage	Revenue	Percentage	(Decrease)

Product group:

Enterprise solutions	$48.8	88.0%	$59.6	78.1%	(18.1)%

Developer solutions	6.7	12.0%	16.7	21.9%	(60.0)%

Total	$55.5	100.0%	$76.3	100.0%	(27.3)%

Product type:

Authenticators	$25.2	45.4%	$31.9	41.8%	(21.0)%

Software products	14.1	25.3%	30.6	40.2%	(54.1)%

Maintenance and professional services	16.2	29.3%	13.8	18.0%	17.9%

Total	$55.5	100.0%	$76.3	100.0%	(27.3)%

Product line:

Authentication products	$43.1	77.7%	$52.6	68.9%	(18.0)%

Encryption products	5.2	9.3%	13.0	17.1%	(60.5)%

Digital certificate management products	5.4	9.8%	10.7	14.0%	(49.4)%

Web access management products	1.8	3.2%	—	—	100.0%

Total	$55.5	100.0%	$76.3	100.0%	(27.3)%

The following table sets forth information regarding our total revenue grouped by regional area:

	Three Months Ended		Three Months Ended
($ in millions)	March 31, 2002		March 31, 2001		Percentage
					Increase
	Revenue	Percentage	Revenue	Percentage	(Decrease)

United States	$33.8	60.9%	$46.2	60.6%	(26.9)%

Europe and other	17.2	30.9%	23.7	31.0%	(27.6)%

Asia Pacific	4.5	8.2%	6.4	8.4%	(29.2)%

Total	$55.5	100.0%	$76.3	100.0%	(27.3)%

We believe the decreases in revenue are primary due to the recent general weakening of the global economy as well as to lower than anticipated information technology spending by our existing and prospective customers. We believe our RSA SecurID authentication product line continues to generate solid revenue for us despite the recent downsizing of businesses. We believe that the decrease in our RSA Keon revenue was primarily attributable to the delay by our customers of the implementation of large infrastructure information technology projects. We believe that the decrease in Developer revenue was primarily attributable to the availability of free, “open source” products that compete with our RSA BSAFE product line. We believe that if businesses continue the trend toward Web-enabling existing applications, we will benefit with increased revenue.

We sold approximately 595,000 RSA SecurID authenticator units in the first quarter of 2002, which represents a 13% decrease from the same period of 2001. The decrease in number of units sold along with a 2% decrease in the average selling price in the first quarter of 2002 as compared to the first quarter of 2001 contributed to the decreased revenue from our RSA SecurID authentication product line.

Gross Profit

Our total gross profit decreased 24.9% in the first quarter of 2002 to $42.1 million from $56.0 million in the first quarter of 2001. Total gross margin was 75.8% for the first quarter of 2002 versus 73.4% for the first quarter of 2001. The gross profit from sales of products was 80.7%, or $31.7 million for the first quarter of 2002 versus 79.1%, or $49.5 million for the first quarter of 2001. The increase in the gross profit percentage from sales of products in the first quarter of 2002, despite the lower than expected revenue, as compared to the first quarter of 2001 was primarily attributable to the one time write off of prepaid royalties of $5.2 million during the first quarter of 2001. These prepaid royalties were expensed to cost of product revenue when it was determined that they may not have future realizable value as a result of our acquisition of Xcert International, Inc. (“Xcert”) in February 2001. The gross profit on maintenance and professional services was 63.9%, or $10.4 million for the first quarter of 2002 versus 47.3%, or $6.5 million for the same period of 2001. The increase in gross profit from maintenance and professional services in the first quarter of 2002 was primarily attributable to increased maintenance revenue due to maintenance renewals on increased sales of products in previous reporting periods.

Research and Development

Total research and development expenses increased 13.7% in the first quarter of 2002 to $15.3 million from $13.5 million in the first quarter of 2001, and represented 27.6% of total revenue for the first quarter of 2002. For the first quarter of 2002 as compared to the first quarter of 2001 approximately $1.3 million of the increase in research and development expenses was from increased overhead expenses associated with increased workforce including the addition of expenses associated with the operations of Securant and Xcert. Included in total research and development expenses for the first quarter of 2002 were approximately $0.5 million of research and development expenses associated with our RSA Capital segment, all of which were attributable to our NEST group. Research and development expenses for our NEST group related primarily to payroll expenses for engineers employed in connection with the development of our Transindigo and 3GI products. As part of the elimination of the RSA Capital segment, we began merging the NEST operations into our e-Security Solutions segment during the first quarter of 2002 and intend to completely merge the NEST operations into our e-Security Solutions segment by the end of the third quarter of 2002.

Marketing and Selling

Total marketing and selling expenses decreased 9.7% in the first quarter of 2002 to $27.8 million from $30.7 million in the first quarter of 2001, and represented 50.0% of total revenue for the first quarter of 2002. For the first quarter of 2002 as compared to the first quarter of 2001 approximately $2.9 million of the decrease in marketing and selling expenses was from decreased overhead and payroll expenses due to a decreased workforce, and approximately $1.3 million was from decreased commission expense due to decreased revenue. These decreases are offset by an increase of approximately $1.3 million for the addition of expenses associated with the operations of Securant and Xcert.

General and Administrative

Total general and administrative expenses decreased 30.2% in the first quarter of 2002 to $6.8 million from $9.8 million in the first quarter of 2001, and represented 12.3% of total revenue for the first quarter of 2002. Included in total general and administrative expenses were $0.3 million and $1.8 million for the first quarter of 2002 and 2001, respectively, of general and administrative costs associated with our RSA Capital segment, including its NEST group and investment activities. For the first quarter of 2002 as compared to the first quarter of 2001 approximately $2.2 million of the decrease in general and administration expenses was from decreased payroll and overhead costs associated with a reduction of the workforce, and approximately $1.5 million of the decrease was from decreased expenses relating to our RSA Capital segment. These decreases were offset by an increase of approximately $0.7 million for professional fees.

New Accounting Pronouncements

We adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, except with respect to the acquisition of Securant Technologies, Inc. (“Securant”) to which we applied the provisions of SFAS No. 141 and No. 142 on September 4, 2001 (the date of acquisition). SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, and eliminates the pooling of interests method. In addition, SFAS No. 141 further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 requires that amortization of goodwill and indefinite lived intangible assets be discontinued and instead be evaluated at least annually for impairment under a two step process, to be completed by December 31, 2002. Intangible assets with finite lives continue to be amortized over their useful lives. We are currently analyzing the carrying value of goodwill and other intangible assets for impairment and charges, if any, would be recorded as a change in accounting principle in the statement of operations.

As a result of our adoption of SFAS No. 141 on January 1, 2002, we reclassified in-place workforce related intangible assets into goodwill, resulting in an increase to goodwill and a decrease to the carrying value of intangible assets of $8.3 million. Upon reclassification of in-place workforce related intangible assets to goodwill and the determination of indefinite lived intangible assets, we reversed the deferred tax liabilities related to these intangible assets. This reclassification resulted in a decrease to goodwill and deferred tax liabilities of $3.4 million.

In addition, as a result of our adoption of SFAS No. 142, we discontinued amortizing all existing goodwill and indefinite lived intangible assets and did not record any related amortization expense after January 1, 2002. Had the goodwill and indefinite lived intangible assets recorded in connection with the acquisitions of Xcert, 3GI and Transindigo been amortized during the three months ended March 31, 2002, we would have recorded additional amortization expense of approximately $2.9 million, which would have increased the first quarter of 2002 net loss by $2.9 million and increased diluted loss per share by $0.05 for the three months ended March 31, 2002.

We applied the provisions of SFAS No. 141 and SFAS No. 142 with respect to the acquisition of Securant on September 4, 2001 (the date of acquisition). As part of the application of SFAS No. 141, we recognized identifiable intangible assets separate from goodwill and have recognized amortization expense on these intangible assets with finite lives from the date of acquisition.

Had the provisions of SFAS No. 141 and No. 142 been applied for the three months ended March 31, 2001, our net income and net income per share would have been as follows:

Three Months Ended
(in millions, except per share data)	March 31, 2001

Reported net income	$9.8

Add: Goodwill amortization	0.8

In-place workforce amortization	0.2

Less: Tax effect	(0.4)

Adjusted net income	$10.4

Per share amounts
Reported basic earnings per share	$0.11

Effect of SFAS No. 141 and No. 142	$0.01

Adjusted basic earnings per share	$0.12

Reported diluted earnings per share	$0.16

Effect of SFAS No. 141 and No. 142	$0.01

Adjusted diluted earnings per share	$0.17

Amortization of intangible assets for the three months ended March 31, 2002 was $2,312. We expect to record estimated amortization expense of $7.6 million on our intangible assets for the nine months ended December 31, 2002, and estimated amortization expense of $8.6 million, $6.5 million, $2.5 million, $0.6 million and $0.1 million for the year ended December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

Acquisitions

During 2001, we completed four acquisitions, which were accounted for as purchases. Accordingly, the results of operations of the acquired companies have been included in the consolidated statements of operations since their respective dates of acquisition. Costs related to these acquisitions are for investment banking, professional fees and other direct costs, including employee severance and facilities closure, and were recorded on the dates of acquisition and have been included in the allocation of the purchase prices.

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

The purchase prices and costs of the Securant, 3GI, Transindigo and Xcert acquisitions were as follows:

(in millions)	Securant	Xcert	3GI and Transindigo	Total

Cash paid to sellers or shareholders	$134.7	$63.8	$22.3	$220.8

Stock options assumed	—	3.1	—	3.1

Acquisition costs	8.0	5.3	1.4	14.7

Litigation costs	—	—	2.2	2.2

Total purchase price	$142.7	$72.2	$25.9	$240.8

Allocation of the purchase prices for all four acquisitions completed during 2001 were based on estimates of the fair value of the assets acquired and liabilities assumed based on preliminary independent appraisals. The allocations of purchase prices are subject to revision upon finalization of the purchase accounting. Revised allocation of the purchase prices as of March 31, 2002 were as follows:

	Estimated Fair Values

					Life
(in millions)	Securant	Xcert	3GI and Transindigo	Total	(in years)

Assets and liabilities, including cash	$(0.1)	$4.7	$6.8	$11.4

Goodwill (1)	126.4	57.2	15.8	199.4

Intangible assets	19.6	12.9	2.8	35.3	1 to 7 years

Deferred tax liabilities, net	(7.0)	(5.1)	(1.1)	(13.2)

In process research and development	3.8	2.5	1.6	7.9

Total purchase price	142.7	72.2	25.9	240.8

Less: assumption of stock options	—	(3.1)	—	(3.1)

Less: cash acquired	(2.1)	(0.4)	(6.9)	(9.4)

Net cash paid	$140.6	$68.7	$19.0	$228.3

(1)	Effective January 1, 2002 the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” required the amortization of goodwill arising from business acquisitions be discontinued, and instead be evaluated at least annually for impairment.

As a result of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 we reclassified in-place workforce related intangible assets of $5.7 million, $2.0 million and $0.6 million arising from the acquisitions of Xcert, 3GI and Transindigo, respectively, into goodwill, resulting in an increase to goodwill and a decrease to intangible assets of $8.3 million. In addition, upon reclassification of in-place workforce related intangible assets to goodwill and determination of indefinite lived assets, we reversed the deferred tax liabilities related to these intangible assets. This reclassification of $0.3 million, $2.3 million and $0.8 million relating to the Securant, Xcert and 3GI acquisitions, respectively, resulted in a decrease to goodwill and deferred tax liabilities of $3.4 million.

The allocation of the Securant purchase price has been revised since September 4, 2001 (the date of acquisition) for unrecorded liabilities related to pre-acquisition contingencies and uncollectible accounts receivable, which resulted in a net decrease to the allocation of assets and liabilities and an increase to goodwill of $0.7 million.

During the first quarter of 2002 we incurred litigation expenses totaling $2.2 million in connection with patent litigation relating to the products acquired in our May 2001 acquisition of 3GI. We believe that the costs to defend the 3GI lawsuit are covered by an escrow fund set aside from the 3GI purchase price. The costs of litigation has been added to the purchase price of 3GI and resulted in an increase to of goodwill of $2.2 million. We have submitted a claim and expect to recover these litigation costs from the 3GI escrow fund, and will record any receipt from the 3GI escrow fund as a reduction to goodwill. The selling stockholders are disputing this claim.

We used an independent appraiser to calculate the amounts allocated to assets and liabilities acquired including intangible assets and in process research and development (“IPR&D”). The independent appraiser used established valuation techniques accepted in the high technology industry, including the income method, which discounts expected future cash flows to present value, and the cost method, which uses replacement costs. These methods give consideration to relevant market sizes and growth factors, expected industry trends, product sales cycles, and the estimated lives of each of the product’s underlying technology. For IPR&D, consideration was also given to the projects’ stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development and the projected cost to complete the project.

The amounts allocated to IPR&D projects were expensed in the quarter that the related acquisition was consummated because technological feasibility of the IPR&D projects had not been achieved and there were no alternative future uses. IPR&D expense of $2.6 million for the three months ended March 31, 2001 represents the write off of IPR&D in connection with the acquisition of Xcert.

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

The following table summarizes the nature, percentage complete, timing and estimated cost to complete for each IPR&D project as of March 31, 2002:

		Release Date or	Estimated Cost to
		Expected Release	Complete at March
Description of Project	% Complete	Date	31, 2002

Securant — ClearTrust Secure Control, version 4.7	N/A	First quarter of 2002	—

Xcert — Other in process research and development projects	Various	Various	$0.8 million

Transindigo – Elara	30%	Third quarter of 2003	$0.1 million

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

Restructurings

During the first quarter of 2002, and in continuation of restructuring actions commenced in 2001, we recorded costs of $4.4 million, consisting of severance and other costs associated with the reduction of employee headcount and facility exit costs. Facility exit costs of $3.8 million resulted primarily from the losses incurred upon finalization of a sublease contract in excess of estimated losses previously recorded, and impairment of related leasehold improvements. The severance costs are for four sales and marketing employees.

During the third and fourth quarters of 2001, we began consolidating of certain operations in order to enhance operational efficiency and reduce expenses. During the fourth quarter of 2001, we recorded costs of $10.3 million, consisting of severance and other costs associated with the reduction of employee headcount of $4.0 million, facility exit costs of $1.8 million, consisting primarily of up to eighteen months of minimum lease payments due under certain excess facilities lease agreements, purchased technology of $4.4 million which was expensed when we determined that the technology does not have future realizable value as a result of our exiting a planned service offering, and other direct costs of $0.1 million. The severance costs are for 189 employees, of which 14 were employed in manufacturing, customer operations and technical services, 61 were employed in research and development, 67 were in employed in sales and marketing, 40 were employed in general and administrative activities and 7 were employed in the RSA Capital segment.

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

Remaining restructuring charges incurred during 2002 and 2001 accrued and unpaid were $12.5 million at March 31, 2002 and were as follows:

		Severance		Other Direct
(in millions)	Facility Exit Costs	Costs	Purchased Technology	Costs	Total

Recorded restructuring costs – third quarter 2001	$7.6	$1.8	—	$0.2	$9.6

Recorded restructuring costs – fourth quarter 2001	1.8	4.0	$4.4	0.1	10.3

Total restructuring charges	9.4	5.8	4.4	0.3	19.9

Payments and write offs	(0.3)	(4.5)	$(4.4)	—	(9.2)

Balance at December 31, 2001	9.1	1.3	—	0.3	10.7

Recorded restructuring costs – first quarter 2002	3.9	0.5	—	—	4.4

Payments and write offs	(1.3)	(1.3)	—	—	(2.6)

Balance at March 31, 2002	$11.7	$0.5	—	$0.3	$12.5

Remaining costs accrued at March 31, 2002, primarily facility exit costs, are expected to be paid through the first quarter of 2008.

In 1999, we commenced and substantially completed consolidation of certain operations in order to enhance operational efficiency. We recorded facility exit costs consisting primarily of estimated shortfalls of sublease rental income compared to minimum lease payments due under a lease agreement. Remaining facility exit costs of approximately $0.3 million were accrued and unpaid at March 31, 2002 and are expected to be paid through the first quarter of 2008.

During April 2002, we announced the reorganization of certain operations in an attempt to increase operational efficiency and align our cost structure to fit revenue expectations. This reorganization includes the reduction of employee headcount by approximately 17%. We expect to take a restructuring charge of approximately $8.0 million to $10.0 million in the second quarter of 2002 to cover employee severance costs, closure of excess facilities and other costs in connections with these efforts.

Interest Income

Interest income decreased 97.8% in the first quarter of 2002 to $0.1 million from $4.5 million in the first quarter of 2001. The decrease in interest income for the first quarter of 2002 as compared to the first quarter of 2001 was primarily due to lower interest rates earned on lower average cash and marketable securities balances. In addition, approximately $0.5 million of this decrease was from the recognition of non cash interest income on our 99% interest in Crosby Finance, LLC in the first quarter of 2001. We did not recognize any interest income on our interest in Crosby in the first quarter of 2002, as discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements.

Interest Expense

Interest expense was $2.2 million for the first quarter of 2002, which consists of $1.4 million of interest payable on our 7% convertible debentures issued in 2001, $0.4 million of non cash amortization of the deferred finance costs incurred in connection with the issuance of the 7% convertible debentures and $0.4 million of non cash accretion of the value of warrants issued in connection with the issuance of the 7% convertible debentures.

Income from Investing Activities

At September 30, 1999, we owned 6.0 million shares of VeriSign common stock, which were classified as available for sale. In the third and fourth quarters of 1999, we entered into costless collars covering all of our shares of VeriSign common stock. The collars protected us against declines in the market value of VeriSign by ensuring that at least a portion of our unrealized gain was hedged and realizable. Between October 1, 1999 and September 30, 2000 we settled four collar contracts by delivering 2.0 million shares of VeriSign common stock and realized gains of $86.1 million and $30.4 million in 2000 and 1999, respectively. On November 27, 2000 we exercised our right to terminate the collars on the remaining 4.0 million shares of VeriSign common stock. We delivered approximately 1.4 shares of VeriSign common stock to terminate the collars, which resulted in no cash proceeds to us and the recognition of a net gain of $46.0 million during 2000. After termination of the collars, we had approximately 2.6 million shares of VeriSign common stock remaining.

In order to create current liquidity, on November 27, 2000 we entered into three Forwards with respect to approximately 0.6 million shares of VeriSign common stock and a VDF contract with respect to approximately 2.0 million shares of VeriSign common stock.

Each Forward contract required us to deliver approximately 0.2 million shares at specific dates during the first three quarters of 2001. Upon each delivery of shares, we were entitled to receive $18.0 million, for total proceeds of $54.0 million in the first three quarters of 2001.

Under the VDF contract, we received cash proceeds of $137.8 million and committed to deliver approximately 2.0 million shares of VeriSign common stock in January 2006. In addition, the VDF contract entitles us to additional cash proceeds of up to $35.3 million depending on the market price of VeriSign common stock on January 3, 2006, as follows:

Market price of VeriSign Common Stock on January 3, 2006	Proceeds

$0.00 to $87.16	$0

$87.16 to $104.59	$0 to $35.3 million

Over $104.59	$35.3 million

Unless the VeriSign stock appreciates substantially in value by January 2006, we will not be entitled to any cash flows from our remaining interest in Crosby.

No gain was recognized upon execution of either the Forwards or the VDF.

Immediately following the execution of the Forwards and the VDF, we contributed the remaining approximate 2.6 million shares of VeriSign common stock and transferred our rights and obligations in the Forwards and the VDF to Crosby and received a 99% interest in Crosby. Crosby is a bankruptcy-remote qualified special purpose entity, established specifically to securitize the shares of VeriSign common stock. The contribution and the transfer have been accounted for as a sale under SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, we recognized a net gain of $101.4 million in 2000 and do not consolidate Crosby for accounting purposes. The counterparty to the VDF contract holds the remaining 1% interest in Crosby.

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

During 2001, the three Forwards matured and Crosby received total cash proceeds of $54.0 million upon delivery of approximately 0.6 million shares of VeriSign common stock to the counterparty. Crosby distributed the proceeds from the Forwards to us and the counterparty at our respective membership interest percentages. This generated cash proceeds of $53.5 million and resulted in a gain of $41.8 million to us, which was included in income from investing activities for 2001. At March 31, 2002 Crosby held approximately 2.0 million shares of VeriSign and the VDF contract.

Crosby has no liability or obligation to its members or counterparty to the VDF contract other than to deliver the shares of VeriSign common stock to the counterparty upon maturity of the VDF contract and to distribute the cash proceeds, if any, to its members. After settlement of the VDF in January 2006, Crosby will dissolve.

Our 99% interest in Crosby was $3.9 million and $58.8 million and the unrealized gain in accumulated other comprehensive income, net of tax was $0 and $26.6 million at March 31, 2002 and 2001, respectively. We account for our investment in Crosby under the guidelines of EITF 96-12, “Recognition of Interest Income and Balance sheet Classification of Structured Notes.” Prior to the settlement of the Forwards, the retrospective interest method was used to account for our interest in Crosby as we believed it would recover a substantial amount of its interest. Any increases in the cost basis of our interest in Crosby, determined by applying the retrospective interest method, were recorded in interest income and accordingly we recognized interest income of $0.5 million for the three months ended March 31, 2001. Any changes in the fair value of our interest in Crosby were recorded in other comprehensive income in shareholders’ equity. Upon the distribution of the cash proceeds of the Forwards by Crosby, a portion of the previously unrealized gain which approximated $40.7 million, was recognized in income from investing activities for the year ended December 31, 2001. In the fourth quarter of 2001, subsequent to the settlement of the last Forward, it became reasonably possible that we could lose all or substantially all of the value of its remaining interest, and therefore could no longer apply the retrospective interest method to our interest in Crosby. Accordingly, we are carrying our interest at fair value with all changes in fair value reported in income from investing activities. Fair value of our interest in Crosby is being determined based on the fair value of Crosby’s right to potentially receive additional cash proceeds upon maturity of the VDF.

The gain recorded for financial reporting purposes upon contribution of the VDF contract to Crosby in 2000 has not been recognized for tax purposes, and accordingly, we have recorded a $26.6 million deferred tax liability. This deferred tax liability will reverse upon maturity of the VDF contract in 2006, and the gain will be included in the calculation of our taxable income for 2006. The recognition of that gain would result in a tax liability to us and may require the payment of cash to settle the tax liability.

For the first quarter of 2002 loss from investing activities was $2.5 million, which represents the gain from the sale of the remaining shares of nCipher, Plc, of $0.7 million, net of the write down for the decline in the fair value of our interest in Crosby of $3.1 million. For the first quarter of 2001, income from investing activities was $13.8 million, which represents the gain recognized from the settlement of one of the forward contracts held by Crosby.

Provision for Income Taxes

The provision for income taxes was a benefit of $5.3 million during the first quarter of 2002 compared to a provision of $6.6 million in the first quarter of 2001. Our effective tax rate decreased to 28.0% for the first quarter of 2002 from 40.3% for the first quarter of 2001. The decrease in our effective tax rate was primarily due to the discontinuation of amortization of goodwill for financial statement purposes upon adoption of SFAS No. 142, “Goodwill and Intangible Assets.”

Liquidity and Capital Resources

We had $69.5 million in cash and cash equivalents at March 31, 2002, consisting primarily of operating cash and short-term investments. This represents an increase of $7.5 million in cash and cash equivalents during the three months ended March 31, 2002. The major changes in cash during the three months ended March 31, 2002 include cash provided by operations of $8.3 million, cash used by investing activities of $3.4 million and cash provided by financing activities of $2.7 million.

Cash used by investing activities of $3.4 million during the three months ended March 31, 2002 consisted primarily of $2.6 million of cash used to purchase property and equipment, including leasehold improvements for our new leased headquarters facility in Bedford, Massachusetts, and $1.9 million of cash used for acquisition related costs, primarily litigation costs in connection with patent litigation relating to the products acquired in our May 2001 acquisition of 3GI. We believe that the expenses to defend the 3GI lawsuit are covered by an escrow fund set aside from the 3GI purchase price, and therefore these expenses are a related cost of acquisition. These uses of cash in investing activities were partially offset by cash provided from the sales of marketable securities of $1.1 million.

Cash provided by financing activities of $2.7 million during the three months ended March 31, 2002 consisted primarily of proceeds of employee exercises and purchases under our stock option and employee stock purchase plans.

We expect to receive a tax refund of approximately $15.0 million by the end of 2002. This tax refund is attributable to the recovery of income taxes paid in prior years and is available to us due to the carryback of net operating losses incurred in 2001.

During October and November 2001 we issued 7% convertible subordinated debentures with an aggregate principal amount of $80.0 million, together with warrants to purchase an aggregate of 873,045 shares of our common stock. Interest is payable in cash semi-annually at a fixed rate of 7% per annum, and we expect to pay approximately $5.6 million of interest expense during the year ending December 31, 2002. The debentures mature on October 17, 2004, unless redeemed earlier by us or converted into shares of our common stock at the holder’s option. At any time and at their option, each holder may convert any outstanding debentures into our common stock at a conversion price of $13.745 per share. Conversion of all of the outstanding debentures would result in the issuance of approximately 5.8 million shares of our common stock. The holders of the warrants issued with the debentures may exercise the warrants at any time until October 17, 2006 at an exercise price of $13.745 per share. The conversion price of the debentures and the exercise price of the warrants may be adjusted under certain circumstances, such as events that would cause dilution of the debenture holders’ interest. We can redeem all or a portion of the 7% convertible debentures for cash at any time on or after October 17, 2002, as long as the arithmetic average of the weighted average price of our common stock on each trading day during the fifteen trading day period immediately prior to the election to redeem is 150% of the conversion price. The debentures are unsecured and are subordinated to all existing and future senior indebtedness. The agreements governing the convertible debentures contain covenants restricting our ability to incur and guarantee additional debt. The covenants limit the amount of debt we may incur to the lesser of 30% of our consolidated stockholders’ equity or a total of $180.0 million including the balance of the 7% convertible debentures outstanding.

Any increase or decrease in our accounts receivable balance and accounts receivable days outstanding (calculated as net accounts receivable divided by revenue per day) will affect our cash flow from operations and liquidity. Our accounts receivable and accounts receivable days outstanding may increase due to changes in factors such as amount of international sales and length of customer’s payment cycle. We also record deferred maintenance billings as accounts receivable, and the timing of these billings affects the accounts receivable days outstanding. Historically international and indirect customers pay at a slower rate than domestic and direct customers. An increase in revenue generated from international and indirect customers may increase our accounts receivable days outstanding and accounts receivable balance. Due to the current economic climate we may observe an increase in the length of our customer’s payment cycle. Typically, Enterprise customers are granted payment terms of 30 days, and Developer customers are required to pay upon execution of the license agreement. However, customers have begun to require longer payments terms than typical; for example, Developer customers are requiring payment terms of 30 days. To address increases in accounts receivable balance and to improve cash flow, we may from time to time take actions to encourage earlier payment of receivables. Discounts offered to customers to encourage payment are deducted from revenue. To the extent that our accounts receivable balance increases, we may incur increased bad debt expense and increased estimates for reserves against revenue and will be subject to greater general credit risks.

We have commitments for various operating leases worldwide which expire at various times through 2017 and are shown below net of existing sublease agreements and exclude facility exit costs included in restructuring charges. Restructuring commitments shown below are primarily for facility exit costs of up to 72 months of minimum lease payments due under certain excess facilities lease agreements, net of related sublease agreements. The following are our contractual commitments associated with our lease obligations, restructurings and convertible debentures:

		Years Ending December 31,

	Nine Months Ending
(in millions)	December 31, 2002	2003	2004	2005	2006	2007	Thereafter	Total

Leases	$9.1	$16.2	$16.6	$15.7	$13.1	$12.7	$73.9	$157.3

Convertible debt interest	4.2	5.6	4.5	—	—	—	—	14.3

Restructurings	5.0	2.2	0.5	0.5	0.5	0.5	0.1	9.3

Leasehold improvements	0.8	—	—	—	—	—	—	0.8

Total commitments	$19.1	$24.0	$21.6	$16.2	$13.6	$13.2	$74.0	$181.7

At March 31, 2002, we had an available unused line of credit agreement with a major financial institution against which we may elect to borrow at any time. The line of credit provides for up to $10.0 million in borrowing at either fixed or variable rates linked to either the London Interbank Offered Rate or the Prime Rate, until June 30, 2002, subject to annual extension provisions.

In July 2001, we filed a shelf Registration Statement on Form S-3 with the Securities and Exchange Commission. This registration statement, which the SEC declared effective in August 2001, covers our issuance of various types of securities, including debt, common stock and warrants, up to an aggregate offering price of $500 million. As of March 31, 2002 there have been no issuance of securities under this shelf Registration Statement. We currently have no plans to issue any securities under this shelf Registration Statement.

Our subscription to invest in RSA Ventures, our venture capital fund, is $50.2 million. We had invested $34.9 million at March 31, 2002 in RSA Ventures. Over the ten year life of RSA Ventures, we may invest at our sole discretion up to an additional $15.3 million. We currently do not intend to use this amount for new investments, but only for certain follow on investments in companies in which RSA Ventures has already invested.

Crosby Finance, LLC, a qualified special purpose entity, of which we are a 99% member, holds approximately 2.0 million shares of VeriSign common stock and a variable delivery forward contract, or VDF. Upon contribution of the VDF contract to Crosby in 2000 we recognized a gain of $101.6 million. The gain recorded for financial reporting purposes upon execution of the VDF contract in 2000 has not been recognized for tax purposes, and accordingly we recorded a $26.6 million deferred tax liability in 2000. This deferred tax liability will reverse upon maturity of the VDF contract in 2006 and the gain will be included in the calculation of our taxable income for 2006. The recognition of that gain would result in a tax liability to us and may require the payment of cash to settle such tax liability.

Our plans for future uses of cash may include additional acquisitions of other entities or technologies, retirement of debt outstanding and additional purchases of property and equipment. We anticipate capital expenditures for the remainder of 2002 will be primarily for purchases of property and equipment and will aggregate up to approximately $8.0 million.

Although we have adequate liquidity to meet our existing obligations, we are currently evaluating our financing alternatives to enhance our liquidity. We believe that cash generated from our operating activities will be sufficient to fund our working capital requirements through at least the next twelve months. However, because of our concern that the current economic conditions may persist for some or all of 2002, if not longer, we have taken steps to reduce our expenses and align our cost structure to our revenues, including reductions in our workforce, a reduction in discretionary program spending, a temporary reduction in our employees’ salaries and the elimination of activities that are not core to our operating business, such as the activities of our RSA Capital segment. We anticipate that current cash on hand, cash generated from operations, and cash generated from the exercise of employee options and employee stock purchase plans will be adequate to fund our planned capital and financing expenditures for at least the next twelve months.

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

We may not be able to achieve or sustain profitability from quarter to quarter. Because our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are fixed, a small variation in when revenue is recognized can cause significant variations in operating results from quarter to quarter. In addition, the global economy is weaker now than it has been in recent history, and the technology sector of the U.S. economy may be in recession for some or all of 2002, if not longer. The general economic slowdown is having serious negative consequences for our business and operating results. We believe that the economic slowdown is causing some current or potential customers to defer purchases, to go out of business or to have insufficient capital to buy our products. In response to the current economic conditions, many companies have reduced their budget for information technology products and services, which could reduce or eliminate some potential sales of our products and services.

Our stock price has been volatile and is likely to remain volatile. From March 31, 2001 through April 10, 2002, our stock price has ranged from a per share high of $37.94 to a low of $6.79. A number of factors may contribute to the volatility of our stock price, including:

•	our ability to meet the expectations of brokerage firms, industry analysts and investors with respect to our operating and financial results;

•	our public announcements and our competitors’ public announcements;

•	the public’s perception of the strength of the e-security market and technology companies generally;

•	the outcome of the current Securities and Exchange Commission investigation into certain matters involving RSA Security;

•	litigation developments; and

•	general economic conditions and the volatility of the stock market in general.

In recent quarters, we have announced historical quarterly revenues or future projected revenues that failed to meet the expectations of analysts and investors, and our stock price has declined after these announcements. If our operating results fail to meet the expectations of public market analysts and investors in future quarters, the market price of our common stock would likely decline.

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

International sales accounted for more than 30% of our revenue in each of the years ended December 31, 1999, 2000 and 2001 and for the three months ended March 31, 2002. We are expanding our international operations and international sales and marketing activities, and this expansion requires significant management attention and resources. We may also need to tailor or “localize” our products in order to compete in particular international markets and to comply with foreign laws. In addition, there are certain risks inherent in doing business internationally, including:

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

The Securities and Exchange Commission is conducting a formal investigation of whether a change in our method for estimating distributor revenue disclosed in our Quarterly Report on Form 10-Q for the first quarter of 2001 should have been disclosed in our earnings press release a few weeks earlier, and of certain trading in our securities. We are cooperating fully with the investigation. We cannot accurately predict the outcome of this matter. At a minimum, this investigation may divert the attention of our management and other resources that would otherwise be engaged in running our business.

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

We have also made equity investments approved by our Board of Directors. These investments are not publicly traded and are recorded as long-term investments on the balance sheet and are carried at cost, as long as our ownership interest is below 20%. We monitor these investments for impairment and make appropriate reductions in carrying values when necessary or mark the investment to fair value and classify them as marketable securities when appropriate. At March 31, 2002 we had investments in 12 private companies with a carrying value of $26.5 million which are included in investments on our condensed consolidated balance sheet.

At March 31, 2002 Crosby Finance, LLC, a qualified special purpose entity of which we are a 99% member, held approximately 2.0 million shares of VeriSign common stock and a variable delivery forward contract, or VDF. The VDF contract held by Crosby will settle in January 2006. The VDF contract entitles us to additional cash proceeds of up to $35.3 million depending on the market price of VeriSign common stock on January 3, 2006, as follows:

Market price of VeriSign Common Stock on January 3, 2006	Proceeds

$0.00 to $87.16	$0

$87.16 to $104.59	$0 to $35.3 million

Over $104.59	$35.3 million

We account for our investment in Crosby under EITF Issue No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” We are carrying our interest at fair value with all changes in fair value reported in income from investing activities. Fair value is being determined based on the fair value of Crosby’s right to potentially receive additional cash proceeds under the VDF. Unless the VeriSign stock appreciates substantially in value by January 2006, we will not be entitled to any cash flows from our remaining interest in Crosby. During the first quarter of 2002 we recognized a charge of $3.1 million representing the decline in the fair value of our interest in Crosby. Our remaining investment in Crosby has a fair value of $3.9 million at March 31, 2002, and is recorded in investments as a long-term assets. Should the value of our investment in Crosby decrease, we would incur a pretax charge of up to $3.9 million, which would be included in income from investing activities in the statement of operations.

During 2001 we issued 7% convertible subordinated debentures due October 17, 2004 with an aggregate principal amount of $80.0 million, together with warrants to purchase an aggregate of 873,045 shares of our common stock. At any time and at their option, each holder may convert any outstanding debentures into shares of our common stock at a conversion price of $13.745 per share, which upon conversion of all of the outstanding debentures would result in the issuance of approximately 5.8 million shares of our common stock. The holders of the warrants issued with the debentures may exercise the warrants at any time until October 17, 2006 at an exercise price of $13.745 per share. The conversion price of the debentures and the exercise price of the warrants may be adjusted under certain circumstances, such as events that would cause dilution of the holder’s interest. We may redeem all or a portion of the debentures for cash at any time on or after October 17, 2002 as long as the arithmetic average of the weighted average price of our common stock on each trading day during the fifteen trading day period immediately prior to the election to redeem is at least 150% of the conversion price. If the 7% convertible debentures are redeemed in part or total prior to their maturity date we will record a non cash charge for unamortized deferred financing costs and the unamortized value of the warrants. At March 31, 2002, unamortized deferred financing costs were $4.1 million and the unamortized value of the warrants was $3.6 million. Interest is payable in cash semi-annually at a fixed rate of 7% per annum, and therefore we have no interest rate exposure with these debentures.

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

         PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On or about February 2, 2001, Leon Stambler filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., First Data Corporation, Openwave Systems Inc., and Omnisky Corporation, Case Number 01-0065. In September 2001, Mr. Stambler amended his complaint to add Certicom Corp. as an additional defendant. In his complaint, Mr. Stambler alleges that certain products marketed by each of the defendants infringe various patents that he owns, and he seeks monetary damages as well as a preliminary and permanent injunction enjoining the defendants from infringing the claims asserted. It is possible those other defendants who are our licensees will seek indemnification from us for these claims pursuant to the licenses in effect between those defendants and us. The litigation is currently in the discovery phase. Although we believe that Mr. Stambler’s claims are without merit and we intend to defend the lawsuit vigorously, we cannot predict the ultimate outcome of this matter. However, we believe that the disposition of this matter will not have a material adverse effect on our continuing operations and consolidated financial position.

On or about July 17, 2001, Digital Privacy, Inc. filed a complaint for patent infringement in the U.S. District Court for the Eastern District of Virginia against RSA Security, Case Number 2:01cv529. In its complaint, Digital Privacy alleged that certain products of 3-G International, Inc., a private company that we acquired in May 2001, infringed various patents that Digital Privacy owns, and Digital Privacy sought unspecified damages as well as a permanent injunction enjoining us from infringing the claims asserted. On April 5, 2002, the court granted our motion for summary judgment and dismissed the case. Digital Privacy has taken some procedural steps that indicate that it intends to appeal the court’s ruling. We believe that all costs and expenses of this lawsuit, including attorneys’ fees, any settlement amount and the amount of any damages ultimately determined by the court, are covered by a $3.0 million escrow fund set aside from our purchase of 3-G International in May 2001. Even if Digital Privacy does appeal the court’s ruling, we believe that the disposition of this matter will not have a material adverse effect on our continuing operations and consolidated financial position.

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

On January 25, 2002, we filed a Current Report on Form 8-K reporting our financial results for the fourth quarter and year ended December 31, 2001 and announcing an investigative order of the Securities and Exchange Commission.

On January 28, 2002, we filed a Current Report on Form 8-K clarifying our previous announcement relating to an investigative order of the Securities and Exchange Commission.

On March 21, 2002, we filed a Current Report on Form 8-K reporting that we had entered into amendments to our Rights Agreement dated as of July 20, 1999 with State Street Bank and Trust Company, N.A.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSA SECURITY INC.

/s/ JOHN F. KENNEDY

Dated: May 7, 2002	John F. Kennedy Senior Vice President, Finance and Operations, and Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

ITEM	DESCRIPTION
4.1	Amendment to Rights Agreement, dated as of November 2, 2001, among RSA Security, State Street Bank and Trust Company and EquiServe Trust Company, N.A. is incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 21, 2002.

4.2	Amendment No. 2 to Rights Agreement, dated as of March 19, 2002, between RSA Security and EquiServe Trust Company, N.A. is incorporated herein by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 21, 2002.

10.1	Sublease Agreement, dated as of January 22, 2002, between RSA Security and Serena Software, Inc.