Form 10-Q
period 2002-06-30
RSA SECURITY INC/DE/
filed 2002-08-14
CIK 932064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
[X]       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes [X]        No [   ]

As of July 29, 2002, there were outstanding 56,615,255 shares of the Registrant’s Common Stock, $0.01 par value per share.

RSA SECURITY INC.
FORM 10-Q
For the Quarter Ended June 30, 2002

Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2002 and 2001

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

Signature and Certification Pursuant to 18 U.S.C. §1350

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)
	June 30,	December 31,
	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$71,365	$61,946
Marketable securities	–	1,174
Accounts receivable (less allowance for doubtful accounts of $2,393 in 2002 and $2,659 in 2001)	33,945	56,396
Inventory	6,840	8,954
Prepaid expenses and other assets	10,506	12,859
Prepaid income taxes	12,230	–
Deferred taxes	5,165	4,886

Total current assets	140,051	146,215

Property and equipment, net	83,683	94,840

Other assets
Goodwill, net	194,018	185,674
Intangible assets, net	24,222	37,346
Investments	19,001	33,522
Deferred taxes	9,676	4,400
Other	6,213	7,117

Total other assets	253,130	268,059

	$476,864	$509,114

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$7,297	$6,887
Accrued payroll and related benefits	8,340	11,206
Accrued expenses and other liabilities	12,550	14,527
Current portion of accrued restructurings	12,747	5,517
Income taxes payable	–	5,389
Deferred revenue	31,478	30,505

Total current liabilities	72,412	74,031

Accrued restructurings, long term	11,576	5,568
Convertible debentures	76,786	76,102

Total liabilities	160,774	155,701

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value; authorized, 300,000,000 shares; issued, 62,144,158 shares; outstanding, 56,705,423 and 56,409,882 shares in 2002 and 2001, respectively	621	621
Additional paid-in capital	113,989	124,022
Retained earnings	412,558	451,320
Treasury stock, at cost; 5,438,735 and 5,734,276 shares in 2002 and 2001, respectively	(205,340)	(218,081)
Accumulated other comprehensive loss	(5,738)	(4,469)

Total stockholders’ equity	316,090	353,413

	$476,864	$509,114

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Revenue
Products	$41,647	$65,950	$80,914	$128,519
Maintenance and professional services	14,883	14,830	31,121	28,601

Total revenue	56,530	80,780	112,035	157,120

Cost of revenue
Products	6,808	8,750	13,233	21,824
Maintenance and professional services	6,531	7,296	13,559	14,555

Total cost of revenue	13,339	16,046	26,792	36,379

Gross profit	43,191	64,734	85,243	120,741

Costs and expenses
Research and development	13,947	14,996	29,255	28,458
Marketing and selling	25,799	30,325	53,549	61,040
General and administrative	7,975	9,781	14,809	19,579
Restructurings	22,698	–	27,081	–
Amortization of intangible assets	2,537	2,951	4,849	4,285
In process research and development	–	1,570	–	4,141

Total	72,956	59,623	129,543	117,503

(Loss) income from operations	(29,765)	5,111	(44,300)	3,238

Interest (expense) income and other	(2,226)	2,119	(4,280)	6,598
(Loss) income from investing activities	(10,966)	16,145	(13,434)	29,928

(Loss) income before (benefit) provision for income taxes	(42,957)	23,375	(62,014)	39,764

(Benefit) provision for income taxes	(17,916)	10,104	(23,252)	16,701

Net (loss) income	$(25,041)	$13,271	$(38,762)	$23,063

Basic (loss) earnings per share
Per share amount	$(0.44)	$0.24	$(0.69)	$0.41

Weighted average shares	56,518	56,391	56,480	56,434

Diluted (loss) earnings per share
Per share amount	$(0.44)	$0.22	$(0.69)	$0.38

Weighted average shares	56,518	56,391	56,480	56,434
Effect of dilutive equity instruments	–	3,512	–	3,874

Adjusted weighted average shares	56,518	59,903	56,480	60,308

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2002	2001

Cash flows from operating activities
Net (loss) income	$(38,762)	$23,063
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	8,651	6,652
Amortization of intangible assets	4,849	4,285
In process research and development	–	4,141
Non cash restructuring	5,081	–
Stock option compensation	–	636
Amortization of convertible debentures deferred financing costs	804	–
Non cash warrant accretion	685	–
Deferred taxes	(1,895)	–
Loss (income) from investing activities	1,766	(29,928)
Investment valuation	11,668	–
Increase (decrease) in cash from changes in, net of the effect of the Xcert, 3GI and Transindigo acquisitions in 2001:
Accounts receivable	23,298	(6,072)
Inventory	2,453	(4,429)
Prepaid expenses and other assets	2,659	4,433
Accounts payable	293	3,417
Accrued payroll and related benefits	(3,128)	(6,957)
Accrued expenses and other liabilities	(1,803)	262
Accrued restructurings	14,637	–
Prepaid and income taxes payable	(17,683)	7,200
Deferred revenue	474	2,791

Net cash provided by operating activities	14,047	9,494

Cash flows from investing activities
Purchases of marketable securities	–	(35,434)
Proceeds from sale and maturities of marketable securities	1,150	34,761
Purchases of property and equipment	(3,995)	(12,749)
Proceeds from Crosby Finance, LLC	–	35,640
Investments	409	(22,355)
Acquisition and related costs, net of cash acquired	(3,148)	(85,602)
Other	89	(450)

Net cash used for investing activities	(5,495)	(86,189)

Cash flows from financing activities
Proceeds from issuance of stock under option and employee purchase plans	2,725	29,140
Share repurchase program	–	(89,973)
Sale of put options	–	2,994
Other	(17)	–

Net cash provided by (used for) financing activities	2,708	(57,839)
Effects of exchange rate changes on cash and cash equivalents	(1,841)	(235)

Net increase (decrease) in cash and cash equivalents	9,419	(134,769)
Cash and cash equivalents, beginning of period	61,946	301,897

Cash and cash equivalents, end of period	$71,365	$167,128

Cash payments for income taxes were $150 and $8,847 for the six months ended June 30, 2002 and 2001, respectively.
Cash payments for interest expense were $1,122 and zero for the six months ended June 30, 2002 and 2001, respectively.

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of RSA Security Inc. and its wholly owned subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2001.

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

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements for the three and six months ended June 30, 2001 include the operations of Xcert International, Inc. (“Xcert”), 3-G International, Inc. (“3GI”) and Transindigo Inc (“Transindigo”) from their respective dates of acquisition.

Use of Estimates — The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, sales returns, allowance for doubtful accounts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, restructurings, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. Actual results could differ from those estimates.

Revenue Recognition — Revenue is recognized when earned. The Company’s revenue recognition policies are in compliance with all applicable accounting regulations, including the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions.” Revenue from products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. Revenue from licensing other intellectual property is recognized when evidence of an arrangement exists, the fee is fixed or determinable and collection is considered probable. Revenue is reduced by provisions for estimated returns based on various factors including historical experience and data analyzed by product line and customer’s industries. When arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, the Company recognizes revenue for the delivered elements using the residual method. For arrangements containing multiple elements wherein vendor specific objective evidence of fair value does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until vendor specific objective evidence of fair value exists or all elements have been delivered. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition when Right of Return Exists,” the Company recognizes revenue upon shipment of product to its stocking distributors, net of estimated returns. Maintenance services revenue, whether sold separately or as part of a multiple element arrangement, is deferred and recognized ratably over the term of the maintenance contract, generally twelve months. Professional service revenue is recognized as services are provided.

Allowance for Sales Returns — Allowances for estimated sales returns and allowances on products and maintenance and professional service revenue are recorded in the same period as the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data, current economic trends, product line and customer industry and other known factors.

Allowance for Doubtful Accounts — The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. Accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations, and changes in customer payment terms are utilized when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of accounts receivable, an increase in the allowance for doubtful accounts is recorded when the prospect of collecting a specific account receivable becomes doubtful. Bad debt expense of $676 and $422 for the three months ended June 30, 2002 and 2001, respectively, and $2,047 and $1,777 for the six months ended June 30, 2002 and 2001, respectively, has been included in marketing and selling expenses in the condensed consolidated statements of operations. Uncollectible accounts receivable written off were $805 and $802 for the three months ended June 30, 2002 and 2001, respectively, and were $2,991 and $2,737 for the six months ended June 30, 2002 and 2001, respectively.

Goodwill and Intangible Assets — Goodwill and other acquisition related identifiable intangible assets are stated at fair value as of the date acquired in a business acquisition accounted for as a purchase, net of accumulated amortization. Acquired intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives of between one and seven years. For acquisitions that were completed before June 30, 2001, goodwill was amortized on a straight-line basis over seven years. Effective January 1, 2002 the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” required the amortization of goodwill and indefinite lived intangible assets arising from business acquisitions be discontinued, and instead be evaluated at least annually for impairment. Accordingly, the Company discontinued amortizing all existing goodwill and indefinite lived intangible assets and did not record any amortization expense on any goodwill and indefinite lived intangible assets after January 1, 2002.

In accordance with SFAS No. 142, the Company is required to analyze the carrying value of goodwill and other intangibles assets annually for impairment issues under a two step process. The first step tests for impairment and the second step (if necessary) measures the impairment. The Company evaluates its carrying value of goodwill and other intangible assets against the estimated fair value of its assets and will record an impairment charge in the amount by which the carrying value of the assets exceed their estimated fair value. Estimated fair value is determined based on a market multiple valuation method.

Information on the Company’s adoption of SFAS No. 141 and No. 142 may be found in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Deferred Financing Costs — Deferred financing costs include investment bank fees, legal fees and other financing costs paid in connection with the issuance of convertible debentures and are included on the balance sheet in other assets. Deferred financing costs are amortized over the period the convertible debentures are outstanding using the straight line method, which is not materially different from the effective interest rate method. Amortization of the convertible debentures deferred financing costs were $400 and $804 and are included in interest expense in the statement of operations for the three and six months ended June 30, 2002, respectively.

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

The Company accounts for its investment in Crosby Finance, LLC (“Crosby”) under Emerging Issues Task Force (“EITF”) Issue No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” The Company is carrying its interest at fair value with all changes in fair value reported in income from investing activities. Fair value is being determined based on the fair value of Crosby’s right to potentially receive additional cash proceeds under a variable delivery contract that it holds.

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

The Company had put options outstanding on its common stock at June 30, 2001. The Company had no derivative financial instruments outstanding on its common stock at June 30, 2002 and December 31, 2001. The Company had foreign currency forward contracts outstanding at June 30, 2002 and 2001.

Income Taxes — The Company provides for income taxes for interim periods based on the estimated effective tax rate for the full year. Cumulative adjustments to tax provisions are recorded in the interim period in which a change in the estimated annual effective rate is determined.

Earnings (Loss) Per Share — Basic earnings (loss) per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding plus the effect of potential outstanding shares, including options, warrants and forward equity contracts using the “treasury stock” method. Diluted loss per share excludes the effect of equity instruments including convertible debentures, options and warrants, as such instruments are antidilutive.

2. New Accounting Pronouncements/Policies

SFAS No. 141 and SFAS No. 142 — The Company adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, except with respect to the acquisition of Securant Technologies, Inc. (“Securant”) to which the Company applied the provisions of SFAS No. 141 and No. 142 on September 4, 2001 (the date of acquisition). SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, and eliminates the pooling of interests method. In addition, SFAS No. 141 further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 requires that amortization of goodwill and indefinite lived intangible assets be discontinued and instead be evaluated at least annually for impairment under a two step process to be completed by December 31, 2002. Intangible assets with finite lives continue to be amortized over their useful lives. The Company’s goodwill and intangible assets are included in the e-Security Solutions segment. The e-Security Solutions segment has one reporting unit (“Reporting Unit”). The Company completed the transitional intangible asset impairment test by comparing the carrying amount of the Reporting Unit to the estimated fair value of the Reporting Unit. Estimated fair value of the Reporting Unit was determined based upon independent appraisal using the market multiple valuation method. As of January 1, 2002, the date of transition, the fair value of the Company’s Reporting Unit was greater than the carrying amount of the Reporting Unit. Therefore the transitional intangible asset impairment test performed as of January 1, 2002 did not result in an impairment of the Company’s goodwill.

The Company expects to perform an intangible asset impairment test on an annual basis as of January 1st, unless required to perform an interim impairment test due to events or circumstances that would more likely than not reduce the fair value of the Reporting Unit below its carrying amount.

As a result of its adoption of SFAS No. 142 on January 1, 2002, the Company reclassified in-place workforce related intangible assets of $5,689, $2,021 and $569 arising from the acquisitions of Xcert International, Inc., 3-G International, Inc. and Transindigo Inc, respectively, into goodwill, resulting in an increase to goodwill and a decrease to intangible assets of $8,279. Upon reclassification of in-place workforce related intangible assets to goodwill and the determination of indefinite lived intangible assets, the Company reversed the deferred tax liabilities related to these intangible assets. The reversal of deferred tax liabilities of $256, $2,269 and $852 relating to the Securant, Xcert and 3GI acquisitions, respectively, resulted in a decrease to goodwill and deferred tax liabilities of $3,377.

In addition, as a result of its adoption of SFAS No. 142, the Company discontinued amortizing all existing goodwill and indefinite lived intangible assets and did not record any related amortization expense after January 1, 2002. Had the goodwill and indefinite lived intangible assets recorded in connection with the acquisitions of Xcert, 3GI and Transindigo been amortized during the three and six months ended June 30, 2002, the Company would have recorded additional amortization expense of approximately $2,886 and $5,771, respectively, which would have increased the net loss for the three and six months ended June 30, 2002 by $2,886 and $5,771, respectively, and increased diluted loss per share for the three and six months ended June 30, 2002 by $0.05 and $0.10, respectively.

The Company applied the provisions of SFAS No. 141 and No. 142 with respect to the acquisition of Securant on September 4, 2001 (the date of acquisition). As part of the application of SFAS No. 141, the Company recognized identifiable intangible assets separate from goodwill and has recognized amortization expense on these intangible assets with finite lives from the date of acquisition.

Had the provisions of SFAS No. 141 and No. 142 been applied for the three and six months ended June 30, 2001, the Company’s net income and earnings per share would have been as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2001	June 30, 2001

Reported net income	$13,271	$23,063
Add: Goodwill amortization	1,690	2,555
In-place workforce amortization	602	775
Trademark amortization	3	3
Less: Tax effect	(918)	(1,333)

Adjusted net income	$14,648	$25,063

Per share amounts
Reported basic earnings per share	$0.24	$0.41
Effect of SFAS No. 141 and No. 142	0.02	0.03

Adjusted basic earnings per share	$0.26	$0.44

Reported diluted earnings per share	$0.22	$0.38
Effect of SFAS No. 141 and No. 142	0.02	0.04

Adjusted diluted earnings per share	$0.24	$0.42

Intangible assets other than goodwill consist of the following at June 30, 2002:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Technology	$24,200	$6,574	$17,626
Customer Lists	5,002	1,518	3,484
Trademarks	1,506	323	1,183
Non compete agreements	2,750	1,534	1,216
Other	1,575	1,575	-
Intangible assets not subject to amortization other than goodwill:
Trademarks	882	169	713

Total intangible assets	$35,915	$11,693	$24,222

Amortization of intangible assets for the three and six months ended June 30, 2002 was $2,537 and $4,849, respectively. The Company expects to record estimated amortization expense of $5,074 on its intangible assets for the six months ending December 31, 2002, and estimated amortization expense of $8,629, $6,531, $2,508, $622 and $146 for the years ending December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

SFAS No. 144 — The Company adopted SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” on January 1, 2002. SFAS No. 144 provides guidance on measuring and recording impairments of assets, other than goodwill, and provides clarifications on measurement of cash flow information and other variables to be used to measure impairment. The adoption of SFAS No. 144 did not have a significant impact on the Company’s financial position or results of operations.

SFAS No. 145 — In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections.” For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in Accounting Principles Board Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 for certain sales-leaseback and sublease accounting. The Company is required to adopt the provisions of SFAS No. 145 on January 1, 2003. The effect of adopting this statement is being evaluated.

SFAS No. 146 — In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 nullifies EITF No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” which required a liability be recognized at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. All restructuring activities prior to December 31, 2002, including those described in Note 11, are accounted for under EITF 94-3. The effect of adopting this statement is being evaluated.

3.  Acquisitions

During 2001 the Company completed four acquisitions, which were accounted for as purchases. Accordingly, the results of operations of the acquired companies have been included in the condensed consolidated statements of operations since their respective dates of acquisition. Costs related to these acquisitions are for investment banking, professional fees and other direct costs, including employee severance and facilities closure. These costs were recorded on the dates of acquisition and have been included in the allocation of the purchase prices.

On September 4, 2001, the Company completed its acquisition of all of the capital stock of Securant Technologies, Inc., a privately held company that developed the ClearTrust Web access management solution; on May 16, 2001, the Company completed its acquisition of all of the capital stock of 3-G International, Inc., a privately held company that developed smart card and biometric authentication products; on May 22, 2001, the Company completed its acquisition of substantially all the assets of Transindigo Inc, a privately held company that developed real time Web access management software products; and on February 12, 2001, the Company completed its acquisition of all of the capital stock of Xcert International, Inc., a privately held company that developed digital certificate-based products for securing e-business transactions.

The purchase prices and costs of the Securant, 3GI, Transindigo and Xcert acquisitions were as follows:

			3GI and
	Securant	Xcert	Transindigo	Total

Cash paid to sellers or shareholders	$134,756	$64,366	$22,309	$221,431
Stock options assumed	–	3,095	–	3,095
Acquisition costs	7,924	5,357	1,421	14,702
Litigation costs	–	–	2,525	2,525

Total purchase price	$142,680	$72,818	$26,255	$241,753

Litigation related acquisition costs of $1,229 were accrued and unpaid at June 30, 2002.

Pursuant to two separate escrow agreements entered into in connection with the Securant acquisition, $21,000 of the cash purchase price otherwise payable to Securant’s shareholders was placed in escrow, pending the completion of a post closing adjustment, if any, to the purchase price and the settlement of any claims for breach of representations, warranties or covenants in the merger agreement. The unclaimed balance of most of the Securant escrowed amount is scheduled to be released to the selling shareholders in March 2003.

Pursuant to the escrow agreement, $3,000 of the cash purchase price otherwise payable to 3GI’s stockholders was placed in escrow, pending settlement of any claims for breaches of representations, warranties or covenants in the merger agreement. The Company has submitted claims against the 3GI escrow totaling approximately $3,000, and expects to recover these claims from the 3GI escrow fund. The selling stockholders are disputing this claim. In August 2002, the Company filed a demand for arbitration before the American Arbitration Association in Boston, Massachusetts to obtain a determination that the Company is entitled to recover these claims from the 3GI escrow fund. The balance of the 3GI escrow will be released upon resolution of the arbitration.

Pursuant to the escrow agreement, $10,500 of the cash purchase price otherwise payable to Xcert’s stockholders was placed in escrow, pending settlement of any claims for breaches of representations, warranties or covenants in the merger agreement. The Company will release all but $500 of the Xcert escrow fund to the selling stockholders in August 2002. The balance of $500 will remain in escrow pending resolution of certain tax issues, and will be released no later than August 2003.

Pursuant to the escrow agreement, $500 of the cash purchase price otherwise payable to Transindigo was placed in escrow, pending settlement of any claims for intellectual property infringement and other matters. The unclaimed balance of the Transindigo escrow was released to Transindigo in May 2002.

Allocation of the purchase prices for all four acquisitions completed during 2001 was based on estimates of the fair value of the assets acquired and liabilities assumed based on independent appraisals. The allocations of purchase prices are subject to revision upon finalization of the purchase accounting. Revised allocations of the purchase prices as of June 30, 2002 were as follows:

	Estimated Fair Values

			3GI and		Life
	Securant	Xcert	Transindigo	Total	(in years)

Assets and liabilities, including cash	$(749)	$4,756	$6,791	$10,798
Goodwill (1)	127,060	57,783	16,108	200,951
Intangible assets	19,650	12,856	2,852	35,358	1 to 7 years
Deferred tax liabilities, net	(7,031)	(5,148)	(1,066)	(13,245)
In process research and development	3,750	2,571	1,570	7,891

Total purchase price	142,680	72,818	26,255	241,753
Less: assumption of stock options	–	(3,095)	–	(3,095)
Less: cash acquired	(2,136)	(377)	(6,883)	(9,396)

Net cash paid	$140,544	$69,346	$19,372	$229,262

(1)	Effective January 1, 2002 the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” required that the amortization of goodwill and indefinite lived intangible assets be discontinued, and instead be evaluated at least annually for impairment.

As a result of the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 the Company reclassified in-place workforce related intangible assets of $5,689, $2,021 and $569 arising from the acquisitions of Xcert, 3GI and Transindigo, respectively, into goodwill, resulting in an increase to goodwill and a decrease to the carrying value of intangible assets of $8,279. In addition, upon reclassification of in-place workforce related intangible assets to goodwill and the determination of indefinite lived assets, the Company reversed the deferred tax liabilities related to these intangible assets. The reversal of deferred tax liabilities of $256, $2,269 and $852 relating to the Securant, Xcert and 3GI acquisitions, respectively, resulted in a decrease to goodwill and deferred tax liabilities of $3,377.

The allocation of the Securant purchase price has been revised since September 4, 2001 (the date of acquisition) for unrecorded liabilities related to pre-acquisition contingencies and uncollectible accounts receivable, which resulted in a net decrease to the allocation of assets and liabilities and an increase to the carrying value of goodwill of $1,271. The Company expects to record additional adjustments to the Securant purchase price upon the finalization of the post closing adjustment and settlement of any escrow claims.

The Company paid $591 to Xcert stockholders during June 2002, upon finalization of the working capital calculation. The cost of the working capital adjustment has been added to the purchase price of Xcert and resulted in an increase to goodwill of $591.

During the six months ended June 30, 2002 the Company incurred litigation expenses totaling $2,525 in connection with patent litigation relating to the products acquired in the May 2001 acquisition of 3GI. The Company believes that the costs to defend the 3GI lawsuit are covered by the escrow fund set aside from the 3GI purchase price and therefore these expenses are a related cost of acquisition. The costs of litigation have been added to the purchase price of 3GI and resulted in an increase to goodwill of $2,525.

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

The amount allocated to IPR&D projects were expensed in the quarter that the related acquisition was consummated if technological feasibility of the IPR&D projects had not been achieved and no alternate future uses have been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. IPR&D expense of $1,570 and $4,141 for the three and six months ended June 30, 2001, respectively, represents the write off of IPR&D in connection with the acquisitions of Xcert, 3GI and Transindigo.

The discount rates used in the present value calculations were derived from a weighted average cost of capital, adjusted upward to reflect additional risks inherent in the development life cycle, and resulted in discount rates in a range of 30.0% - 35.0% based upon an income stream of between 5 and 7 years.

Pro forma revenue, net loss and diluted loss per share for the six months ended June 30, 2001 as if the Securant, Xcert, 3GI and Transindigo acquisitions had been consummated as of January 1, 2001 is presented below. The pro forma results include estimates and assumptions regarding increased amortization of goodwill and intangible assets related to the acquisitions and decreased interest income related to cash paid for acquisition purchase prices, which the Company believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had occurred on the dates indicated, or that may result in the future. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume, any benefits from cost savings or synergies of operations of the combined company.

Six Months
Ended
June 30, 2001

Revenue	$166,816

Net loss	$(21,541)

Diluted loss per share	$(0.38)

4.  Investments and Financial Instruments

In November 2000 the Company transferred 2,636,916 shares of VeriSign, Inc. (“VeriSign”) common stock which were covered by three forward contracts (“Forwards”) and one variable delivery forward (“VDF”) to Crosby Finance, LLC, of which the Company is a 99% member. Crosby is a bankruptcy-remote qualified special purpose entity, established specifically to securitize the shares of VeriSign common stock. The contribution and the transfer have been accounted for as a sale under SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, the Company does not consolidate Crosby for accounting purposes. The counterparty to the VDF contract holds the remaining 1% interest in Crosby.

Under the VDF contract, the Company received cash proceeds upon execution of the contract, and committed to deliver 2,027,325 shares of VeriSign common stock in January 2006. In addition, the VDF contract entitles the Company to additional cash proceeds of up to $35,336 depending on the market price of VeriSign common stock on January 3, 2006. The closing price of VeriSign’s common stock on the Nasdaq National Market on June 28, 2002 was $7.19 per share. Unless the value of the VeriSign stock appreciates to at least $87.16 per share by January 2006, the Company will not be entitled to any cash proceeds from its remaining interest in Crosby.

At June 30, 2002 Crosby held 2,027,325 shares of VeriSign common stock and the VDF contract. Crosby has no liability or obligation to its members or to the counterparty to the VDF contract other than to deliver the shares of VeriSign common stock to the counterparty upon maturity of the VDF contract and to distribute the cash proceeds, if any, to its members. After settlement of the VDF in January 2006, Crosby will dissolve.

The Company’s 99% interest in Crosby was $245 and $7,025 at June 30, 2002 and December 31, 2001, respectively. The Company accounts for its investment in Crosby under the guidelines of EITF 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” Prior to the settlement of the Forwards, the retrospective interest method was used to account for the Company’s interest in Crosby as the Company believed it would recover a substantial amount of its interest. Any increases in the cost basis of the Company’s interest in Crosby, determined by applying the retrospective interest method, were recorded in interest income. Any changes in the fair value of the Company’s interest in Crosby were recorded in other comprehensive income in stockholders’ equity. In the fourth quarter of 2001, subsequent to the settlement of the last Forward, it became reasonably possible that the Company could lose all or substantially all of the value of its remaining interest, and therefore could no longer apply the retrospective interest method to its interest in Crosby. Accordingly, the Company is carrying its interest at fair value with all changes in fair value reported in income from investing activities in the statement of operations. Fair value of the Company’s interest in Crosby is being determined based on the fair value of Crosby’s right to potentially receive additional cash proceeds upon maturity of the VDF. The decline in the fair value of the Company’s interest in Crosby was $3,623 and $6,768 for the three and six months ended June 30, 2002, respectively.

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

(Loss) income from investing activities include the following gains (losses):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Marketable Securities – Other	–	$2,336	$677	$2,336
Investments – Other, net	$(2,443)	–	(2,443)	–
Decline in fair value of Crosby Finance, LLC	(3,623)	–	(6,768)	–
Settlement of forward contracts held by Crosby Finance, LLC	–	13,809	–	27,592
Investment valuation impairment charges	(4,900)		(4,900)	–

Total (loss) income from investing activities	$(10,966)	$16,145	$(13,434)	$29,928

The Company regularly monitors the carrying value of its investments. Recent events and market conditions indicated that a decline in the value of the investments was other than temporary. Two of the Company’s investees are in the process of obtaining additional financing and based upon the anticipated valuation, the Company reduced the carrying amount of its investments to their estimated fair value. Accordingly, the Company recorded an investment valuation impairment charge of $4,900 during the three months ended June 30, 2002.

5.  Derivative Financial Instruments

The Company has entered into forward foreign currency contracts in order to hedge foreign currency market exposures associated with certain forecasted transactions. At June 30, 2002 the Company had outstanding foreign currency forward contracts with aggregate notional amounts of approximately $3,331, to hedge certain forecasted transactions. These contracts are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that qualify for hedge treatment must be reported as a component of other comprehensive income in stockholders’ equity. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, must be recognized currently in earnings.

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

At June 30, 2002 the Company’s forward foreign currency contracts, which qualify for hedge treatment, are outstanding for one to six months and are denominated in Australian dollars. No ineffectiveness was recognized for the six months ended June 30, 2002 and accordingly, the fair values of the outstanding forward foreign currency contracts were recorded as a component of other comprehensive income in stockholders’ equity. Fair value of the outstanding forward foreign currency contracts was $(54) at June 30, 2002 and have been included in accrued expenses and other liabilities in the condensed consolidated balance sheet.

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

Interest is payable in cash semi-annually in arrears on January 1 and July 1 of each year at a fixed rate of 7% per annum. At any time and at their option, each holder may convert any outstanding debentures it holds into shares of the Company’s common stock at a conversion price of $13.745 per share, which upon conversion of all of the outstanding debentures would result in the issuance of approximately 5,820,298 shares of the Company’s common stock. The conversion price of the debentures may be adjusted under certain circumstances, such as events that would cause dilution of the debenture holder’s interest. The Company may redeem all or a portion of the debentures for cash at any time on or after October 17, 2002 as long as the arithmetic average of the weighted average price of the Company’s common stock on each trading day during the fifteen trading day period immediately prior to the election to redeem is at least 150% of the conversion price. The debentures are unsecured and are subordinated to all existing and future senior indebtedness. The agreements governing the convertible debentures contain covenants including restrictions on the Company’s ability to incur and guarantee additional debt. The covenants limit the amount of additional debt the Company may incur to the lesser of 30% of the Company’s consolidated stockholders’ equity or a total of $180,000 including the balance of the 7% convertible debentures outstanding.

In connection with the issuance of the convertible debentures, and as described in Note 8, the Company issued warrants on its common stock to the holders of the convertible debentures. The Company recorded the fair market value of the warrants as additional paid-in capital during the year ended December 31, 2001 and will amortize the fair market value through October 2004. In addition, in connection with the issuance of the 7% convertible debentures, the Company paid investment bank fees, legal fees and other financing costs of $4,796 which are being amortized through October 2004 using the straight-line method, which is not materially different from the effective interest rate method. Unamortized deferred financing costs of $3,663 are included in other assets on the condensed consolidated balance sheet at June 30, 2002. The carrying value of the 7% convertible debentures is as follows at June 30, 2002:

Principal amount of 7% convertible debentures	$80,000
Less: value of warrants	(4,149)
Add: accumulated accretion	935

Carrying value, June 30, 2002	$76,786

7.  Line of Credit

The Company has a $10,000 line of credit with a major financial institution which expires on June 30, 2003, subject to annual extension provisions. This agreement was unused at June 30, 2002. Borrowings under this agreement will bear interest, at the Company’s option, at either fixed or variable rates linked to either the London Interbank Offered Rate or the Prime Rate. Borrowings will be collateralized by certain assets of the Company.

8.  Stockholders’ Equity

Stock Option Exchange Program — In November 2001 the Company offered to all of its employees and directors the opportunity to request that the Company exchange the employees’ and directors’ outstanding stock options in return for new stock options to be granted by the Company no sooner than six months and one day from November 12 and December 17, 2001, the dates on which each exchange offer terminated. In exchange for existing options, each option holder received a commitment for new options to be issued exercisable for shares of common stock equal to three fifths (3/5) of the total number of shares subject to the options tendered by the option holder and accepted for exchange. Options covering a total of 8,871,919 shares were accepted for exchange under the exchange offers and, accordingly, were canceled on November 12 and December 17, 2001. The Company granted the new options, covering a total of 5,021,321 shares, on May 13 and June 18, 2002. On May 13, 2002, the Company granted new options to its non-employee directors with an exercise price of $6.21 per share, the closing price of the Company’s common stock on the Nasdaq National Market on that date. The new non-employee director options are exercisable in full on the date of grant. On June 18, 2002, the Company granted new options to its employees with an exercise price of $4.42 share, the closing price of the Company’s common stock on the Nasdaq National Market on that date. The new employee options become exercisable as to 25% of the shares represented by the options on the date of grant and in equal quarterly amounts thereafter for three years.

Common Stock Warrants — In October and November 2001 and in connection with the issuance of its 7% convertible debentures, the Company issued warrants on its common stock to the holders of the convertible debentures. The holders may exercise the warrants for an aggregate of 873,045 shares of the Company’s common stock at an exercise price of $13.745 per share. The exercise price of the warrants may be adjusted under certain circumstances, such as events that would cause dilution of the holder’s interest. The warrants were immediately exercisable upon issuance and expire on October 17, 2006. The fair value of the warrants of $4,149 was estimated using the Black-Scholes model with the following assumptions: risk free interest rate of 2.5%, expected life of 2.5 years, dividend yield of 0%, and expected volatility of 83%. The Company recorded the fair market value of the warrants as additional paid-in capital. As of June 30, 2002 none of the warrants had been exercised.

Put Options — At June 30, 2002 and 2001, the Company had zero and 2,250,000 shares of its common stock covered by put options outstanding, respectively. The Company received $2,994 from the sale of put options on its common stock during the six months ended June 30, 2001. The proceeds were recorded as additional paid-in capital. The put options with strike prices in excess of the average closing market value of the Company’s common stock for the three and six months ended June 30, 2001 would be considered dilutive. Accordingly, some of the put options outstanding at June 30, 2001 did have a dilutive effect on the calculation of earnings per share calculation for the three and six months ended June 30, 2001.

9.  Comprehensive (Loss) Income

Comprehensive (loss) income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net (loss) income	$(25,041)	$13,271	$(38,762)	$23,063
Comprehensive (loss) income, net of tax:
Holding gains (losses) arising during period	–	(3,245)	–	5,440
Less: reclassification adjustment for gains included in net income	–	(9,519)	–	(17,691)

Decrease in net unrealized gains on marketable securities	–	(12,764)	–	(12,251)

Foreign currency translation adjustments	74	(63)	(875)	(463)
Unrealized loss (gain) on foreign currency derivative instruments	(54)	291	(54)	104

Comprehensive (loss) income	$(25,021)	$735	$(39,691)	$10,453

The tax benefit (expense) of holding gains and losses on marketable securities was $2,163 and $(3,627) for the three and six months ended June 30, 2001, respectively.

10.  Earnings (Loss) Per Share

Equity instruments that were considered antidilutive and therefore were not included in the computation of diluted loss per share for the three and six months ended June 30, 2002 include 15,927,328 shares of the Company’s common stock related to employee stock options, 5,820,298 shares of the Company’s common stock related to the convertible debentures and 873,045 shares of the Company’s common stock related to the common stock warrants. Equity instruments that were considered antidilutive and therefore were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2001 include 7,548,250 shares of the Company's common stock related to employee stock options.

11.  Restructurings

During 2001 and the first six months of 2002, the Company initiated restructuring actions in order to consolidate certain operations, enhance operational efficiency and reduce expenses. These actions resulted in total restructuring charges of $19,956 and $27,081 for the year ended December 31, 2001 and the six months ended June 30, 2002, respectively.

During the second quarter of 2002 the Company recorded restructuring costs of $22,698, consisting of facility exit costs, impairment of leasehold improvements, costs associated with the transfer of certain Swedish assets and the business related to the assets to TFS Technology AB (“TFS”), and severance and other costs associated with the reduction of employee headcount. Included in the second quarter 2002 restructuring charges are costs of $12,048, which include facility exit costs of $6,967 and impairment of leasehold improvements of $5,081, that arose due to revision of estimates used in previously recorded restructuring charges. These estimates were revised due to the deterioration in the commercial real estate market in the Boston metropolitan area.

The second quarter of 2002 restructuring charges include facility exit costs of $10,245 consist primarily of up to 26 months of minimum lease payments due under certain excess facilities lease agreements. The remaining unreserved lease commitments related to certain excess facilities amount to $21,418, and are payable through June 2009. Impairment of leasehold improvements of $5,081 consists primarily of certain excess facilities’ unamortized leasehold improvements which the Company believes will not be recoverable upon sublease of excess facilities. The Company transferred certain Swedish assets and the business related to the assets to TFS in exchange in part for TFS’s assumption of the liabilities related to the assets and associated business, including some of the Company’s support obligations and certain employees, and recorded $4,380 of costs associated with this transfer. The total number of employees included in this transfer were 76, of which 67 were employed in research and development and 9 were employed in general and administrative functions. Also included in restructuring charges for the second quarter of 2002 are severance costs of $2,992, which are for 84 employees, of which 9 were employed in manufacturing, customer operations and technical services, 27 were employed in research and development, 29 were employed in sales and marketing, and 19 were employed in general and administrative functions.

During the first quarter of 2002, the Company recorded costs of $4,383, consisting of severance and other costs associated with the reduction of employee headcount, and facility exit costs. Facility exit costs of $3,840 resulted primarily from the losses incurred upon finalization of a sublease contract in excess of estimated losses previously recorded and the impairment of related leasehold improvements. The severance costs are for four sales and marketing employees.

During the fourth quarter of 2001, the Company recorded costs of $10,321, consisting of severance and other costs associated with the reduction of employee headcount, facility exit costs, consisting primarily of up to 18 months of minimum lease payments due under certain excess facilities lease agreements, prepaid license fees which were expensed when it was determined that they did not have future realizable value as a result of the Company’s exiting a planned service offering, and other direct costs. The severance costs are for 189 employees, of which 14 were employed in manufacturing, customer operations and technical services, 61 were employed in research and development, 67 were employed in sales and marketing, 40 were employed in general and administrative activities and 7 were employed in the RSA Capital segment.

During the third quarter of 2001, the Company recorded costs of $9,635, consisting of severance and other costs associated with the reduction of employee headcount, facility exit costs, consisting primarily of up to 18 months of minimum lease payments due under certain excess facilities lease agreements, impairment of leasehold improvements and other direct costs. The severance costs are for 131 employees, of which 19 were employed in manufacturing, customer operations and technical services, 49 were employed in research and development, 43 were in employed in sales and marketing, and 20 were employed in general and administrative activities.

Remaining costs accrued and unpaid for restructuring charges incurred during 2002 and 2001 were $23,976 at June 30, 2002 and were as follows:

	Facility			Transfer		Other
	Exit	Asset	Severance	of assets	Purchased	Direct
	Costs	Impairment	Costs	to TFS	Technology	Costs	Total

Restructuring costs – third quarter 2001	$7,630	–	$1,805	–	–	$200	$9,635
Restructuring costs – fourth quarter 2001	1,782	–	4,070	–	$4,350	119	10,321

Total restructuring charges – 2001	9,412	–	5,875	–	4,350	319	19,956
Payments and write offs	(269)	–	(4,592)	–	$(4,350)	(7)	(9,218)

Balance at December 31, 2001	9,143	–	1,283	–	–	312	10,738
Restructuring costs – first quarter 2002	3,840	–	543	–	–	–	4,383
Restructuring costs – second quarter 2002	10,245	$5,081	2,992	$4,380	–	–	22,698
Payments and write offs	(4,573)	$(5,081)	(4,103)	(79)	–	(7)	(13,843)

Balance at June 30, 2002	$18,655	–	$715	$4,301	–	$305	$23,976

Of the remaining restructuring costs accrued at June 30, 2002, the Company expects to pay $8,763 during the six months ending December 31, 2002, $7,917 and $4,502 during the years ending December 31, 2003 and 2004, respectively, and $2,794 thereafter through the year ending December 31, 2008.

In 1999, the Company commenced and substantially completed consolidation of certain operations in order to enhance operational efficiency. The Company recorded facility exit costs consisting primarily of estimated shortfalls of sublease rental income compared to minimum lease payments due under a lease agreement. Remaining facility exit costs of approximately $347 were accrued and unpaid at June 30, 2002 and are expected to be paid through the first quarter of 2008.

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

The Company’s second reportable segment, RSA Capital, was formed to make synergistic investments in both external and internal activities and technologies. The Company formed its RSA Capital segment in January 2000 during a period in which it perceived a favorable investment climate. With the recent general weakening of the global economy the Company does not intend to actively seek new investments, but will continue to manage its existing investments. The Company had previously planned to eliminate the RSA Capital segment, however the Company’s management continues to view the RSA Capital activities as being distinct from its e-Security Solutions segment operations. Therefore, the Company will continue to report the RSA Capital segment separately.

The RSA Capital segment consists of the Company’s investment activities. Through its investment activities, the Company has historically made investments primarily in equity instruments of e-businesses and other technology companies. Also included in the Company’s investment activities is RSA Ventures, I, L.P. (“RSA Ventures”), the Company’s venture capital fund, in which the Company had invested approximately $35,064 as of June 30, 2002. The Company’s subscription to invest in RSA Ventures is $50,200, leaving a remainder of approximately $15,136 that the Company may invest, at its sole discretion, over the ten year life of RSA Ventures. The Company currently does not intend to use this amount for new investments but only for certain follow-on investments in companies in which RSA Ventures has already invested. Expenses incurred in connection with the Company’s investment activities are primarily for general and administration and management and professional fees, and are included in general and administrative expenses in the statement of operations. These expenses were zero and $232 for the three and six months ended June 30, 2002, respectively, and were $973 and $2,298 for the three and six months ended June 30, 2001, respectively. At June 30, 2002 the Company had 11 investments with total carrying value of approximately $18,756 accounted for under the cost method and its investment in Crosby Finance, LLC, a qualified special purpose entity, of $245, accounted for at fair value, as described in Note 4.

Before the second quarter of 2002 the Company’s RSA Capital segment also included the New Emerging Security Technologies group (“NEST”). Through NEST the Company focused on investigating, developing and nurturing new ideas and technologies into operational businesses. The Company merged the costs associated with the NEST activities into its e-Security Solutions segment during the second quarter of 2002 and therefore there were no NEST expenses included in the RSA Capital segment for the three months ended June 30, 2002. Costs of $1,717 and $2,150 for the three and six months ended June 30, 2001, respectively, and revenue of $68 for the three and six months ended June 30, 2001, related to the Company’s NEST activities and included in income (loss) from operations below, have been reclassified from the RSA Capital segment to the e-Security Solutions segment in order to conform to current period presentation. Expenses incurred in connection with NEST were zero and $530 for the three and six months ended June 30, 2002, respectively, and $1,717 and $2,150 for the three and six months ended June 30, 2001, respectively, and have been included in (loss) income from operations. Expenses incurred in connection with NEST for the three and six months ended June 30, 2002 and 2001 include general and administration expenses, as well as the operations of 3GI and Transindigo.

Expenses incurred in connection with the Company’s RSA Capital segment, including its investment and NEST activities, total zero and $762 for the three and six months ended June 30, 2002, respectively, and $2,690 and $4,448 for the three and six months ended June 30, 2001, respectively, and have been included in (loss) income from operations.

Certain expense items included in loss from operations that are not identifiable to the Company’s segments have been included in Other below, and total $26,380 and $33,075 for the three and six months ended June 30, 2002, respectively. These expense items for the six months ended June 30, 2002 include amortization of intangible assets of $4,849 arising from the Company’s acquisition of Securant, Xcert, 3GI and Transindigo during 2001, restructuring charges of $27,081 as described in Note 11, and $1,145 of costs incurred during the transition period prior to the transfer of certain Swedish employees and assets to TFS in the second quarter of 2002.

Certain expense items included in income (loss) from operations that are not identifiable to the Company’s segments have been included in Other below, and total $4,521 and $14,398 for the three and six months ended June 30, 2001, respectively. These expense items for the six months ended June 30, 2001 include items expensed in connection with the February 2001 acquisition of Xcert, which include the write off of prepaid license fees of $5,221 and stock option compensation expense of $751, and costs arising from the Company acquisitions of Xcert, 3GI and Transindigo which include IPR&D of $4,141 and amortization of intangible assets of $4,285.

The tables below present information about the Company’s reportable segments for the six months ended June 30, 2002 and 2001:

	Six Months Ended June 30, 2002				Three Months Ended June 30, 2001

	e-Security	RSA			e-Security	RSA
	Solutions	Capital	Other	Consolidated	Solutions	Capital	Other	Consolidated

Revenue	$112,035	–	–	$112,035	$157,120	–	–	$157,120

Income (loss) from operations	$(10,463)	$(762)	$(33,075)	$(44,300)	$19,934	$(2,298)	$(14,398)	$3,238

Interest income (expense) and other	$(2,791)	–	$(1,489)	$(4,280)	$6,119	$479	–	$6,598

(Loss) income from investing activities	–	$(13,434)	–	$(13,434)	–	$29,928	–	$29,928

Depreciation and amortization	$8,651	–	$4,849	$13,500	$6,652	–	$4,285	$10,937

Identifiable assets	$457,863	$19,001	–	$476,864	$473,181	$84,165	–	$557,346

The tables below present information about the Company’s reportable segments for the three months ended June 30, 2002 and 2001:

	Three Months Ended June 30, 2002				Three Months Ended June 30, 2001

	e-Security	RSA			e-Security	RSA
	Solutions	Capital	Other	Consolidated	Solutions	Capital	Other	Consolidated

Revenue	$56,530			$56,530	$80,780	–	–	$80,780

Income (loss) from operations	$(3,385)	–	$(26,380)	$(29,765)	$10,605	$(973)	$(4,521)	$5,111

Interest income (expense) and other	$(1,484)	–	$(742)	$(2,226)	$2,119	–	–	$2,119

(Loss) income from investing activities	–	$(10,966)		$(10,966)	–	$16,145	–	$16,145

Depreciation and amortization	$4,349	–	$2,537	$6,886	$3,394	–	$2,951	$6,345

Identifiable assets	$457,863	$19,001	–	$476,864	$473,181	$84,165	–	$557,346

The Company’s operations are conducted throughout the world. Operations in the United States represent more than 10% of revenue and loss from operations. The Company’s operations in other countries have been grouped by regional area below. The following tables present information about e-Security Solutions segment revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Product and service groups
Enterprise solutions	$49,452	$62,486	$98,286	$122,131
Developer solutions	7,078	18,294	13,749	34,989

	$56,530	$80,780	$112,035	$157,120

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Geographic areas
United States	$31,938	$46,372	$65,752	$92,625
Europe and other	17,332	27,320	34,478	50,990
Asia Pacific	7,260	7,088	11,805	13,505

	$56,530	$80,780	$112,035	$157,120

The tables below present information about the Company’s long lived assets by regional area:

	At June 30, 2002

			Europe and
	Total	United States	Other	Asia Pacific

Property and equipment, net	$83,683	$50,520	$29,531	$3,632
Goodwill, net	194,018	194,018	–	–
Intangible assets, net	24,222	24,222	–	–
Other assets	6,213	4,363	153	1,697

	At June 30, 2001

	Total	United States	Europe and Other	Asia Pacific

Property and equipment, net	$74,154	$43,429	$28,407	$2,318
Goodwill, net	53,764	53,764	–	–
Intangible assets, net	22,208	22,208	–	–
Other assets	4,108	1,766	205	2,137

13.  Litigation

By notice dated January 23, 2002, the Securities and Exchange Commission notified the Company that it was conducting a formal investigation of (1) the Company’s disclosure of a change in its method for estimating its distributor revenue in the first quarter of 2001, and (2) trading in the Company’s common stock. On or about July 11, 2002, the SEC staff notified the Company and some of its officers that the staff was considering seeking permission from the SEC to commence a civil injunctive proceeding against them, and that the Company and the officers could submit a written statement explaining why no such proceeding should be commenced. The Company intends to submit such a statement.

On or about February 2, 2001, Leon Stambler filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., First Data Corporation, Openwave Systems Inc., and Omnisky Corporation, Case Number 01-0065. In September 2001, Mr. Stambler amended his complaint to add Certicom Corp. as an additional defendant. The suit has been stayed against Omnisky due to Omnisky’s bankruptcy, and Openwave and Certicom have settled with Mr. Stambler; therefore, only RSA Security, VeriSign and First Data remain as defendants. In his complaint, Mr. Stambler alleges that certain products marketed by each of the defendants infringe various patents that he owns, and he seeks monetary damages as well as a preliminary and permanent injunction enjoining the defendants from infringing the claims asserted. The litigation is currently in the discovery phase. Although the Company believes that Mr. Stambler’s claims are without merit and intends to defend the lawsuit vigorously, the Company cannot predict the ultimate outcome of this matter. However, the Company believes that the disposition of this matter will not have a material adverse effect on its continuing operations and consolidated financial position.

On or about July 17, 2001, Digital Privacy, Inc. filed a complaint for patent infringement in the U.S. District Court for the Eastern District of Virginia against RSA Security, Case Number 2:01cv529. In its complaint, Digital Privacy alleged that certain products of 3-G International, Inc., a private company that the Company acquired in May 2001, infringed various patents that Digital Privacy owns, and Digital Privacy sought unspecified damages as well as a permanent injunction enjoining the Company from infringing the claims asserted. On April 5, 2002, the court granted the Company’s motion for summary judgment and dismissed the case. In May 2002, Digital Privacy appealed the dismissal. The Company believes that all costs and expenses of this lawsuit, including attorneys’ fees, any settlement amount and the amount of any damages ultimately determined by the court, are covered by a $3,000 escrow fund set aside from its purchase of 3-G International in May 2001. However, the 3-G International stockholder representative is disputing the Company’s right to recover certain amounts from the escrow fund. On or about August 1, 2002 the Company filed a demand for arbitration before the American Arbitration Association in Boston, Massachusetts, to obtain a determination that the Company is entitled to recover the full amount of the escrow fund. The Company believes that the disposition of this matter will not have a material adverse effect on its continuing operations and consolidated financial position.

On or about December 11, 2001, Franklin C. Luyster filed a complaint for patent infringement in U.S. District Court for the District of Massachusetts against RSA Security, Case Number 01-12178WGY. In his complaint, Mr. Luyster alleges that some of the Company’s products infringe two patents that he owns. Mr. Luyster seeks unspecified damages, as well as preliminary and permanent injunctions enjoining the Company from infringing the claims asserted. The litigation is currently in the discovery phase. The Company intends to defend the lawsuit vigorously, but the cannot predict the ultimate outcome of this matter. However, the Company believes that the disposition of this matter will not have a material adverse effect on its continuing operations and consolidated financial position.

On or about December 20, 2001, France Telecom and Telediffusion de France (“FT”) filed a Request for Arbitration with the International Court of Arbitration. FT claims that the Company exceeded the scope of a 1992 patent license agreement between RSA Data Security, Inc., a company RSA Security acquired in 1996, and Centre Commun d’Etudes de Telediffusion et Telecommunications, a predecessor in interest to FT. FT seeks unspecified damages including payment of a $20,000 advance, plus the legal fees and other costs associated with the arbitration. The Company believes that FT’s claims are without merit, and intends to defend the arbitration vigorously. In a related matter, FT has also filed a patent infringement suit in Delaware against Novell, Inc. (“Novell”), one of the Company’s licensees. In August 2002, the Company signed a letter agreement with Novell agreeing that if a court requires Novell to pay FT damages, the Company will reimburse Novell for 50% of such damages, up to a maximum payment of $2,500 by the Company. If the damages payable by Novell exceed $5,000 then the indemnification provisions of the Company’s license agreement with Novell will govern the Company’s indemnification obligations. Although the Company believes that FT’s claims against Novell are without merit, the Company cannot predict the ultimate outcome of this matter. However, the Company believes that neither the disposition of its arbitration with FT nor the disposition of the litigation between Novell and FT will have a material adverse effect on its continuing operations and consolidated financial position.

From time to time, the Company has been named as a defendant in other legal actions arising from its normal business activities, which the Company believes will not have a material adverse effect on its business.

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

Our direct sales to our customers in countries outside of the United States are denominated in U.S. dollars and local currency, with the majority of our sales denominated in U.S. dollars. Our sales through indirect distribution channels are generally denominated in U.S. dollars. For countries outside the United States, we generally pay our operating expenses in local currency. Where we do invoice customers in local currency, we are exposed to foreign exchange rate fluctuations from the time of invoice until collection occurs. We are also exposed to foreign currency fluctuations between the time we collect in U.S. dollars and the time we pay our operating expenses in local currency. Fluctuations in currency exchange rates could affect the profitability and cash flows in U.S. dollars of our products sold in international markets.

We formed our RSA Capital segment to make synergistic investments in both external and internal activities and technologies. We formed the RSA Capital segment in January 2000 during a period in which we perceived a favorable investment climate. With the recent general weakening of the global economy we do not intend to actively seek new investments, but will continue to manage our existing investments. We had previously planned to eliminate the RSA Capital segment however, our management continues to view the RSA Capital segment as being distinct from our e-Security Solutions segment operations. Therefore we will continue to report the RSA Capital segment separately.

Our RSA Capital segment consists of our investment activities. Through our investment activities, we have historically made investments primarily in equity instruments of e-businesses and other technology companies. At June 30, 2002 we held investments in 11 private companies which we account for under the cost method. When we hold investments in public companies, we account for them as available for sale marketable securities, so long as our ownership does not exceed 20%. Also included in our investment activities is RSA Ventures, our venture capital fund, in which we had invested $35.1 million as of June 30, 2002. Our subscription to invest in RSA Ventures is $50.2 million, leaving a remainder of $15.1 million that we may invest, at our sole discretion, over the ten year life of RSA Ventures. We currently do not intend to use this amount for new investments, but only for certain follow on investments in companies in which RSA Ventures has already invested. Expenses incurred in connection with our investment activities are primarily for general and administration and management and professional fees.

In addition and as part of our RSA Capital segment, we also hold an interest in Crosby Finance, LLC (“Crosby”), a qualified special purpose entity. Crosby was established specifically to own the shares of VeriSign, Inc. (“VeriSign”) common stock, three forward contracts (“Forwards”) and one variable delivery forward (“VDF”) contract, which we contributed to Crosby on November 27, 2000. At June 30, 2002 Crosby held 2,027,325 shares of VeriSign and the VDF contract. Crosby has no liability or obligation to its members or to the counterparty to the VDF contract other than delivery of shares of VeriSign common stock to the counterparty upon maturity of the VDF contract in January 2006 and distribution of cash proceeds, if any, to its members. We are not responsible for any of the financial obligations of Crosby to its creditors. After settlement of the VDF and distribution of cash proceeds, if any, Crosby will dissolve. Information on our investment in Crosby Finance, LLC may be found in Note 4 of the Notes to Condensed Consolidated Financial Statements.

Before the second quarter of 2002 our RSA Capital segment also included our New Emerging Security Technologies group, or NEST. Through NEST we focused on investigating, developing and nurturing new ideas and technologies into operational businesses. We merged the costs associated with the NEST activities into our e-Security Solutions segment during the second quarter of 2002, and therefore there were no NEST expenses included in the RSA Capital segment for the three months ended June 30, 2002. Expenses incurred in connection with NEST activities included general and administration expenses, as well as the operations of 3-G International, Inc. (“3GI”) and Transindigo Inc (“Transindigo”).

Information on our segments may be found in Note 12 of the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed for the year ended December 31, 2001. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, sales returns, allowance for doubtful accounts, investments, intangible assets, income taxes, financing operations, warranty obligations, restructurings, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, the actual results could differ from those estimates.

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

Allowance for Sales Returns — We record allowances for estimated sales returns and allowances on products and maintenance and professional service related revenue in the same period as the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data, current economic trends, product line and customer industry and other known factors. Our historical experience with sales returns varies by product line depending on the customer’s industries and markets. We must make significant judgments and estimates in connection with establishing the allowances for estimated sales returns in any reporting period. Material differences may result in the amount and timing of our revenue for any reporting period if actual sales returns and allowances exceed our estimates.

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

Valuation of Goodwill and Other Intangible Assets — In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and earnings and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. We will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. Fair value is determined generally based on a market multiple valuation method. Any such impairment charge could be significant and could have a material adverse effect on our consolidated financial position and results of operations. At June 30, 2002, we had approximately $218.2 million of goodwill and other intangible assets which accounted for approximately 46% of our total assets.

The adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to analyze the carrying value of goodwill and other intangible assets for impairment issues on an annual basis under a two step process. The first step tests for impairment, and the second step (if necessary) measures impairment. Our goodwill and intangible assets are included in the e-Security Solutions segment. The e-Security Solutions segment has one reporting unit (“Reporting Unit”). We completed the transitional intangible asset impairment test by comparing the carrying amount of the Reporting Unit to the estimated fair value of the Reporting Unit. Estimated fair value of the Reporting Unit was determined based upon independent appraisal using the market multiple valuation method. As of January 1, 2002 the fair value of the Reporting Unit was greater than the carrying amount of the Reporting Unit. Therefore the intangible asset impairment test performed as of January 1, 2002 did not result in an impairment of our goodwill.

Long-Term Investments — Our long-term investments include investments in preferred and common stock of privately held companies and our interest in Crosby Finance, LLC, a qualified special purpose entity. At June 30, 2002 we had approximately $19.0 million of long-term investments which included $18.8 million for investments in preferred and common stock of privately held companies and $0.2 million for our interest in Crosby. We regularly monitor the carrying value of our investments and consider available evidence when evaluating potential impairment of our investments. The carrying value of our long-term investments in privately held companies depends on the performance of the companies in which we have invested, financing valuations, as well as volatility inherent in the external markets for these investments. In assessing potential impairment for these investments we consider these factors as well as the forecasted financial performance of the companies in which we have invested. If these forecasts are not met we may have to record additional impairment charges that we have not previously recognized. The recoverability of long-term assets in investments in privately held companies is assessed by comparing the undiscounted cash flows expected to be generated by the assets to the carrying value of the assets. If the sum of the undiscounted cash flows is less than the carrying value of the assets, we must recognize an impairment charge. During the second quarter of 2002, we recognized impairment losses of $4.9 million related to our long-term investments in privately held companies.

We account for our investment in Crosby under Emerging Issues Task Force (“EITF”) Issue No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” We are carrying our interest in Crosby at fair value with all increases and decreases in fair value reported in income from investing activities. Fair value is being determined based on the fair value of Crosby’s right to potentially receive additional cash proceeds upon maturity of the VDF contract. At June 30, 2002 our interest in Crosby had a fair value of $0.2 million, and is included in investments as a long-term asset. Should the fair value of our investment in Crosby decrease, we would incur a pretax charge of up to $0.2 million, which would be included in income from investing activities in the statement of operations.

Restructurings — During the first six months of 2002 and the years ended December 31, 2001 and 1999 we initiated consolidation of certain operations in order to enhance operational efficiency, and recorded significant restructuring charges in connection with these consolidations. Restructuring charges were $27.1 million and $20.0 million for the first six months of 2002 and year ended December 31, 2001, respectively. Included in the restructuring charges in the first six months of 2002 are facility exit costs of $19.2 million which represents estimated shortfalls of sublease rental income compared to minimum lease payments due under certain excess facilities lease agreements, impaired leasehold improvements, and other associated facilities expense. Estimates related to sublease income are based on assumptions regarding the period required to locate and contract with suitable subleasees and are based on market trend information analysis in order to estimate sublease rental rates. If the assumptions for these estimates change due to changes in the market, or due to the terms of sublease agreements obtained, the ultimate restructuring expenses for these facilities could vary by material amounts. Included in the second quarter 2002 restructuring charges are costs of $12.0 million, which include facility exit costs of $7.0 million and impairment of leasehold improvements of $5.0 million, that arose due to revision of estimates used in previously recorded restructuring charges. These estimates were revised due to the deterioration in the commercial real estate market in the Boston metropolitan area.

Results of Operations

The following table sets forth income and expense items as a percentage of total revenue:

	Percentage of		Percentage of
	Total Revenue		Total Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue
Products	73.7	81.6	72.2	81.8
Maintenance and professional services	26.3	18.4	27.8	18.2

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue
Products	12.0	10.9	11.8	13.9
Maintenance and professional services	11.6	9.0	12.1	9.3

Total cost of revenue	23.6	19.9	23.9	23.2

Gross profit	76.4	80.1	76.1	76.8

Costs and expenses
Research and development	24.7	18.6	26.1	18.1
Marketing and selling	45.6	37.5	47.8	38.8
General and administrative	14.1	12.1	13.2	12.5
Restructurings	40.2	–	24.2	–
Amortization of intangible assets	4.5	1.9	4.3	2.6
In process research and development	–	3.7	–	2.7

Total	129.1	73.8	115.6	74.7

(Loss) income from operations	(52.7)	6.3	(39.5)	2.1

Interest (expense) income and other	(3.9)	2.6	(3.9)	4.2
(Loss) income from investing activities	(19.4)	20.0	(12.0)	19.0

(Loss) income before (benefit) provision for income taxes	(76.0)	28.9	(55.4)	25.3

(Benefit) provision for income taxes	(31.7)	12.5	(20.8)	10.6

Net (loss) income	(44.3)%	16.4%	(34.6)%	14.7%

Revenue
The following tables set forth the amount, percentage of total revenue and percentage increase (decrease) of our revenue by product group, product type and product line for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended		Three Months Ended
($ in millions)	June 30, 2002		June 30, 2001		Percentage
					Increase
	Revenue	Percentage	Revenue	Percentage	(Decrease)

Product group:
Enterprise solutions	$49.4	87.5%	$62.5	77.4%	(20.9)%
Developer solutions	7.1	12.5%	18.3	22.6%	(61.3)%

Total	$56.5	100.0%	$80.8	100.0%	(30.0)%

Product type:
Authenticators	$25.8	45.7%	$31.7	39.2%	(18.5)%
Software products	15.8	28.0%	34.3	42.4%	(53.9)%
Maintenance and professional services	14.9	26.3%	14.8	18.4%	–

Total	$56.5	100.0%	$80.8	100.0%	(30.0)%

Product line:
Authentication products	$48.4	85.5%	$63.2	78.2%	(23.4)%
Encryption products	6.5	11.6%	17.6	21.8%	(62.8)%
Web access management products	1.6	2.9%	–	–	100.0%

Total	$56.5	100.0%	$80.8	100.0%	(30.0)%

	Six Months Ended		Six Months Ended
($ in millions)	June 30, 2002		June 30, 2001		Percentage
					Increase
	Revenue	Percentage	Revenue	Percentage	(Decrease)

Product group:
Enterprise solutions	$98.3	87.7%	$122.1	77.7%	(19.5)%
Developer solutions	13.7	12.3%	35.0	22.3%	(60.7)%

Total	$112.0	100.0%	$157.1	100.0%	(28.7)%

Product type:
Authenticators	$51.0	45.6%	$63.6	40.5%	(19.8)%
Software products	29.9	26.7%	64.9	41.3%	(53.8)%
Maintenance and professional services	31.1	27.7%	28.6	18.2%	8.5%

Total	$112.0	100.0%	$157.1	100.0%	(28.7)%

Product line:
Authentication products	$95.7	85.5%	$123.4	78.5%	(22.4)%
Encryption products	12.9	11.5%	33.7	21.5%	(61.8)%
Web access management products	3.4	3.0%	–	–	100.0%

Total	$112.0	100.0%	$157.1	100.0%	(28.7)%

Revenue of $1.2 million for the six months ended June 30, 2002 and revenue of $4.4 million and $7.5 million for the three and six months ended June 30, 2001, respectively, has been reclassified from authentication product line to encryption product line in order to conform to current period presentation.

The following table sets forth the amount, percentage of total revenue and percentage increase (decrease) of revenue by regional area for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended		Three Months Ended
($ in millions)	June 30, 2002		June 30, 2001		Percentage
					Increase
	Revenue	Percentage	Revenue	Percentage	(Decrease)

United States	$31.9	56.5%	$46.4	57.4%	(31.1)%
Europe and other	17.3	30.7%	27.3	33.8%	(36.6)%
Asia Pacific	7.3	12.8%	7.1	8.8%	(2.4)%

Total	$56.5	100.0%	$80.8	100.0%	(30.0)%

	Six Months Ended		Six Months Ended
($ in millions)	June 30, 2002		June 30, 2001		Percentage
					Increase
	Revenue	Percentage	Revenue	Percentage	(Decrease)

United States	$65.7	58.7%	$92.6	58.9%	(29.0)%
Europe and other	34.5	30.8%	51.0	32.5%	(32.4)%
Asia Pacific	11.8	10.5%	13.5	8.6%	(12.6)%

Total	$112.0	100.0%	$157.1	100.0%	(28.7)%

We believe the decreases in revenue for the three and six months ended June 30, 2002 as compared to the same periods of 2001 are primarily due to the continued decline in information technology spending by our existing and prospective customers due to the current economic climate. We believe our RSA SecurID authentication product line generates and will continue to generate substantial revenue for us despite the recent downsizing of businesses. Authentication products revenue as shown above includes revenue generated from our RSA Keon products. We believe that RSA Keon products revenue decreased for the three and six months ended June 30, 2002 as compared to the same periods of 2001 due primarily to our customers delaying the implementation of large infrastructure information technology projects. We believe that the decrease in Developer revenue was primarily attributable to the availability of free, “open source” products that compete with our RSA BSAFE product line as well as a decrease in the number of developers and the development of new information technology products. We believe that if businesses continue the trend toward permitting remote access to internal resources and Web-enabling existing applications, we will benefit with increased revenue from all of our product lines.

We sold approximately 645,000 and 1,241,000 RSA SecurID authenticator units in the second quarter and first six months of 2002, respectively, which represents a 12.9% and 13.2% decreases from the same periods of 2001, respectively. The decrease in number of units sold along with a 2.7% decrease in the average selling price in the first six months of 2002 as compared to the first six months of 2001 contributed to the decreased revenue from our RSA SecurID authentication product line. The decrease in the average selling price can primarily be attributed to an increased number of larger volume transactions during the first six months of 2002 as compared to the first six months of 2001.

Gross Profit

The following tables set forth the gross profit and gross margin for products and maintenance and professional services for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended		Three Months Ended
($ in millions)	June 30, 2002		June 30, 2001

	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Products	$34.8	83.7%	$57.2	86.7%
Maintenance and professional services	8.4	56.1%	7.5	50.8%

Total	$43.2	76.4%	$64.7	80.1%

	Six Months Ended		Six Months Ended
($ in millions)	June 30, 2002		June 30, 2001

	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Products	$67.7	83.7%	$106.7	83.2%
Maintenance and professional services	17.5	56.4%	14.0	49.1%

Total	$85.2	76.1%	$120.7	76.9%

We believe our software products have higher gross margins than our other product types, and the decrease in sales of software in the second quarter of 2002 as compared to the second quarter of 2001 caused our gross margin from sales of products to decrease in the second quarter of 2002. Gross margin from sales of products for the first six months of 2002 remained consistent with the gross margin the first six months of 2001 despite the decrease in sales of software products in the second quarter of 2002 due to the one time write off of prepaid royalties of $5.2 million during the first six months of 2001. These prepaid royalties were expensed to cost of product revenue when it was determined that they may not have future realizable value as a result of our acquisition of Xcert International, Inc. (“Xcert”) in February 2001. We believe the increase in gross profit from maintenance and professional services in the second quarter and first six months of 2002 as compared to the same periods of 2001, was primarily attributable to increased maintenance revenue achieved on consistent customer support costs. We believe maintenance revenue increased in the second quarter of 2002 as compared to the second quarter of 2001 due to increased sales of products in previous reporting periods.

Research and Development
Total research and development expenses decreased 7.0% in the second quarter of 2002 to $13.9 million from $15.0 million in the second quarter of 2001, and represented 24.7% of total revenue for the second quarter of 2002. Total research and development expenses increased 2.8% in the first six months of 2002 to $29.3 million from $28.5 million in the first six months of 2001, and represented 26.1% of total revenue for the first six months of 2002. For the second quarter of 2002 as compared to the second quarter of 2001 approximately $3.9 million of the decrease in research and development expenses was from decreased payroll and consulting expenses associated with our decreased workforce, and approximately $0.5 million of the decrease was due to reduction of expenses associated with our RSA Capital segment. These decreases were partially offset by an increase in overhead expenses of approximately $1.9 million and by an increase of approximately $1.4 million for the addition of expenses associated with the operations of Securant and Xcert. There were no RSA Capital segment expenses included in research and development expenses for the second quarter of 2002 due to our merger of our NEST operations into our e-Security Solutions segment at the end of the first quarter of 2002.

Marketing and Selling
Total marketing and selling expenses decreased 14.9% in the second quarter of 2002 to $25.8 million from $30.3 million in the second quarter of 2001, and represented 45.6% of total revenue for the second quarter of 2002. Total marketing and selling expenses decreased 12.3% in the first six months of 2002 to $53.5 million from $61.0 million in the first six months of 2001, and represented 47.8% of total revenue for the first six months of 2002. For the second quarter of 2002 as compared to the second quarter of 2001 approximately $4.7 million of the decrease in marketing and selling expenses was from decreased payroll expenses associated with our decreased workforce, approximately $1.4 million of the decrease was from decreased spending on marketing programs, and approximately $1.0 million of the decrease was from decreased commission expense due to decreased revenue. These decreases are offset by an increase of approximately $2.2 million for increased overhead costs and approximately $0.4 million for the addition of expenses associated with the operations of Securant and Xcert.

General and Administrative
Total general and administrative expenses decreased 18.5% in the second quarter of 2002 to $8.0 million from $9.8 million in the second quarter of 2001, and represented 14.1% of total revenue for the second quarter of 2002. Total general and administrative expenses decreased 24.4% in the first six months of 2002 to $14.8 million from $19.6 million in the first six months of 2001, and represented 13.2% of total revenue for the first six months of 2002. Included in total general and administrative expenses for the second quarter of 2002 and 2001 were zero and $2.0 million, respectively, of general and administrative costs associated with our RSA Capital segment, including its NEST group and investment activities. For the second quarter of 2002 as compared to the second quarter of 2001 approximately $0.2 million of the decrease in general and administration expenses was from decreased payroll and overhead costs associated with a reduction of the workforce, and approximately $2.0 million of the decrease was from decreased expenses relating to our RSA Capital segment. These decreases were offset by an increase of approximately $0.4 million for professional fees incurred in connection with ongoing litigation.

New Accounting Pronouncements/Policies
SFAS No. 141 and No. 142 – We adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, except with respect to the acquisition of Securant Technologies, Inc. (“Securant”) to which we applied the provisions of SFAS No. 141 and No. 142 on September 4, 2001 (the date of acquisition). SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, and eliminates the pooling of interests method. In addition, SFAS No. 141 further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 requires that amortization of goodwill and indefinite lived intangible assets be discontinued and instead be evaluated at least annually for impairment under a two step process to be completed by December 31, 2002. Intangible assets with finite lives continue to be amortized over their useful lives. Our goodwill and intangible assets are included in the e-Security Solutions segment. The e-Security Solutions segment has one reporting unit (“Reporting Unit”). We completed the transitional intangible asset impairment test by comparing the carrying amount of the Reporting Unit to the estimated fair value of the Reporting Unit. Estimated fair value of the Reporting Unit was determined based upon independent appraisal using the market multiple valuation method. As of January 1, 2002, the date of transition, the fair value of the Reporting Unit was greater than the carrying amount of the Reporting Unit. Therefore the transitional intangible asset impairment test performed as of January 1, 2002 did not result in an impairment of our goodwill.

We expect to perform an intangible asset impairment test on an annual basis as of January 1st, unless required to perform an interim impairment test due to events or circumstances that would more likely than not reduce the fair value of our Reporting Unit below its carrying amount.

As a result of our adoption of SFAS No. 142 on January 1, 2002, we reclassified in-place workforce related intangible assets into goodwill, resulting in an increase to goodwill and a decrease to intangible assets of $8.3 million. Upon reclassification of in-place workforce related intangible assets to goodwill and the determination of indefinite lived intangible assets, we reversed the deferred tax liabilities related to these intangible assets. This reversal resulted in a decrease to goodwill and deferred tax liabilities of $3.4 million.

In addition, as a result of our adoption of SFAS No. 142, we discontinued amortizing all existing goodwill and indefinite lived intangible assets and did not record any related amortization expense after January 1, 2002. Had the goodwill and indefinite lived intangible assets recorded in connection with the acquisitions of Xcert, 3GI and Transindigo been amortized during the three and six months ended June 30, 2002, we would have recorded additional amortization expense of approximately $2.9 million and $5.8 million, respectively, which would have increased the second quarter and first six months of 2002 net loss by $2.9 million and $5.8 million, respectively, and increased diluted loss per share by $0.05 and $0.10 for the three and six months ended June 30, 2002, respectively.

We applied the provisions of SFAS No. 141 and No. 142 with respect to the acquisition of Securant on September 4, 2001 (the date of acquisition). As part of the application of SFAS No. 141, we recognized identifiable intangible assets separate from goodwill and have recognized amortization expense on these intangible assets with finite lives from the date of acquisition.

Had the provisions of SFAS No. 141 and No. 142 been applied for the three and six months ended June 30, 2001, our net income and earnings per share would have been as follows:

	Three Months	Six Months
	Ended	Ended
(in millions, except per share data)	June 30, 2001	June 30, 2001

Reported net income	$13.2	$23.1
Add: Goodwill amortization	1.7	2.5
In-place workforce amortization	0.6	0.8
Trademark amortization	—	—
Less: Tax effect	(0.9)	(1.3)

Adjusted net income	$14.6	$25.1

Per share amounts
Reported basic earnings per share	$0.24	$0.41
Effect of SFAS No. 141 and No. 142	0.02	0.03

Adjusted basic earnings per share	$0.26	$0.44

Reported diluted earnings per share	$0.22	$0.38
Effect of SFAS No. 141 and No. 142	0.02	0.04

Adjusted diluted earnings per share	$0.24	$0.42

Amortization of intangible assets for the three and six months ended June 30, 2002 was $2.5 million and $4.9 million, respectively. We expect to record estimated amortization expense of $5.1 million on our intangible assets for the six months ending December 31, 2002, and estimated amortization expense of $8.6 million, $6.5 million, $2.5 million, $0.6 million and $0.1 million for the years ending December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

SFAS No. 144 – We adopted SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” on January 1, 2002. SFAS No. 144 provides guidance on measuring and recording impairments of assets, other than goodwill, and provides clarifications on measurement of cash flow information and other variables to be used to measure impairment. The adoption of SFAS No. 144 did not have a significant impact on our financial position or results of operations.

SFAS No. 145 – In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections.” For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in Accounting Principles Board Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 for certain sales-leaseback and sublease accounting. We are required to adopt the provisions of SFAS No. 145 on January 1, 2003. The effect of adopting this statement is being evaluated.

SFAS No. 146 – In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 nullifies EITF No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” which required a liability be recognized at the commitment date to an exit plan. We are required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. All restructuring activities prior to December 31, 2002, including those described in Note 11 of the Notes to the Condensed Consolidated Financial Statements, are accounted for under EITF 94-3. The effect of adopting this statement is being evaluated.

Acquisitions
During 2001, we completed four acquisitions, which were accounted for as purchases. Accordingly, the results of operations of the acquired companies have been included in the condensed consolidated statements of operations since their respective dates of acquisition. Costs related to these acquisitions are for investment banking, professional fees and other direct costs, including employee severance and facilities closure. These costs were recorded on the dates of acquisition and have been included in the allocation of the purchase prices.

In September 2001 we acquired all of the capital stock of Securant, a privately held company that developed the ClearTrust Web access management solution, for an aggregate of $142.7 million in cash including acquisition costs. In May 2001 we acquired all of the capital stock of 3GI, a privately held company that developed smart card and biometric authentication products, and substantially all of the assets of Transindigo, a privately held company that developed real time Web access management software products, for an aggregate of $26.3 million in cash including acquisition costs and litigation expenses. In February 2001 we acquired all of the capital stock of Xcert, a privately held company that developed digital certificate-based products for securing e-business transactions, for $69.1 million in cash, including acquisition costs, plus the assumption of all Xcert stock options.

Allocation of the purchase prices for all four acquisitions completed during 2001 were based on estimates of the fair value of the assets acquired and liabilities assumed based on independent appraisals. The allocations of purchase prices are subject to revision upon finalization of the purchase accounting. Revised allocation of the purchase prices as of June 30, 2002 were as follows:

	Estimated Fair Values

			3GI and		Life
(in millions)	Securant	Xcert	Transindigo	Total	(in years)

Assets and liabilities, including cash	$(0.8)	$4.8	$6.9	$10.9
Goodwill (1)	127.1	57.7	16.1	200.9
Intangible assets	19.6	12.9	2.8	35.3	1 to 7 years
Deferred tax liabilities, net	(7.0)	(5.1)	(1.1)	(13.2)
In process research and development	3.8	2.5	1.6	7.9

Total purchase price	142.7	72.8	26.3	241.8
Less: assumption of stock options	--	(3.1)	--	(3.1)
Less: cash acquired	(2.1)	(0.4)	(6.9)	(9.4)

Net cash paid	$140.6	$69.3	$19.4	$229.3

(1)	Effective January 1, 2002 the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” required that the amortization of goodwill arising from business acquisitions be discontinued, and instead be evaluated at least annually for impairment.

As a result of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 we reclassified in-place workforce related intangible assets of $5.7 million, $2.0 million and $0.6 million arising from the acquisitions of Xcert, 3GI and Transindigo, respectively, into goodwill, resulting in an increase to goodwill and a decrease to intangible assets of $8.3 million. In addition, upon reclassification of in-place workforce related intangible assets to goodwill and determination of indefinite lived assets, we reversed the deferred tax liabilities related to these intangible assets. The reversal of deferred tax liabilities of $0.3 million, $2.3 million and $0.8 million relating to the Securant, Xcert and 3GI acquisitions, respectively, resulted in a decrease to goodwill and deferred tax liabilities of $3.4 million.

The allocation of the Securant purchase price has been revised since September 4, 2001 (the date of acquisition) for unrecorded liabilities related to pre-acquisition contingencies and uncollectible accounts receivable, which resulted in a net decrease to the allocation of assets and liabilities and an increase to goodwill of $1.3 million. We expect to record additional adjustments to the Securant purchase price upon finalization of the post closing adjustment and settlement of any escrow claims.

During the second quarter of 2002 we paid $0.6 million to Xcert stockholders upon finalization of the working capital calculation. The cost of the working capital adjustment has been added to the purchase price of Xcert and resulted in an increase to goodwill of $0.6 million.

During the first six months of 2002 we incurred litigation expenses totaling $2.5 million in connection with patent litigation relating to the products acquired in our May 2001 acquisition of 3GI. We believe that the costs to defend the 3GI lawsuit are covered by the escrow fund set aside from the 3GI purchase price and therefore these expenses are a related cost of acquisition. The costs of litigation has been added to the purchase price of 3GI and resulted in an increase to goodwill of $2.5 million. We have submitted claims against the 3GI escrow totaling approximately $3.0 million, and expect to recover these claims from the 3GI escrow fund. The selling stockholders are disputing this claim. In August 2002 we filed a demand for arbitration before the American Arbitration Association in Boston, Massachusetts, to obtain a determination that we are entitled to recover these claims from the 3GI escrow fund.

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

The amounts allocated to IPR&D projects were expensed in the quarter that the related acquisition was consummated because technological feasibility of the IPR&D projects had not been achieved and there were no alternative future uses. IPR&D expense of $1.6 million and $4.1 million for the three and six months ended June 30, 2001, respectively, represents the write off of IPR&D in connection with the acquisition of Xcert, 3GI and Transindigo.

Estimated costs to complete associated with the IPR&D projects are for payroll and related overhead costs for engineers employed in the completion of these development projects. We would revise the estimate of remaining costs to be incurred should the projects fail to meet technological feasibility.

The valuation of the IPR&D was determined using the income method. Revenue and expense projections as well as technology assumptions were prepared for 5 to 7 years based on information provided by the acquired companies’ management. Revenue projections for each IPR&D project were identified as revenue derived from products relying on current technology, if any, and revenue derived from projects relying on a new IPR&D project. Expense projections including cost of products sold and operating expenses varied depending on the IPR&D project. The discount rates used in the present value calculations were typically derived from a weighted average cost of capital, adjusted upward to reflect additional risks inherent in the development life cycle, and resulting in discount rates in a range of 30.0% - 35.0%, depending on the IPR&D project. The fair value of IPR&D was determined separately from all other acquired assets using the percentage of completion method. The percentage of completion ratios were estimated based on the estimated man hours remaining to complete each project versus total man hours estimated for each project to achieve technological feasibility. Management is responsible for estimates of the fair value of the IPR&D.

The following table summarizes the nature, percentage complete, timing and estimated cost to complete for each IPR&D project as of June 30, 2002:

Estimated Cost
		Release Date or	to Complete at
Description of Project	% Complete	Expected Release Date	June 30, 2002

Xcert - Other in process research and development projects	Various	Various	$0.8 million
Transindigo — Elara	30%	Third quarter of 2003	$0.1 million

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

Restructurings
During 2001 and the first six months of 2002, we initiated restructuring actions in order to consolidate certain operations, enhance operational efficiency and reduce expenses. These actions resulted in total restructuring charges of $20.0 million and $27.1 million for the year ended December 31, 2001 and the six months ended June 30, 2002, respectively.

During the second quarter of 2002 we recorded restructuring costs of $22.7 million, consisting of facility exit costs, impairment of leasehold improvements, costs associated with the transfer of certain Swedish assets and the related business to TFS Technology AB (“TFS”), and severance and other costs associated with the reduction of employee headcount. Included in the second quarter 2002 restructuring charges are costs of $12.0 million, which include facility exit costs of $7.0 million and impairment of leasehold improvements of $5.0 million, that arose due to revision of estimates used in previously recorded restructuring charges. These estimates were revised due to the deterioration in the commercial real estate market in the Boston metropolitan area.

The second quarter of 2002 restructuring changes include facility exit costs of $10.2 million which consist primarily of up to 26 months of minimum lease payments due under certain excess facilities lease agreements. The remaining unreserved lease commitments related to certain excess facilities amount to $21.4 million, and are payable through June 2009. Impairment of leasehold improvements of $5.1 million consist primarily of certain excess facilities unamortized leasehold improvements which we believe will not be recoverable upon sublease of excess facilities. We transferred certain Swedish assets and the related business to TFS in exchange in part for their assumption of the liabilities related to the assets and associated business, including some of our support obligations and certain employees and incurred $4.4 million of costs associated with this transfer. The total number of employees included in this transfer were 76, of which 67 were employed in research and development, and 9 were employed in general and administrative functions. Also included in restructuring charges for the second quarter of 2002 are severance costs of $3.0 million which are for 84 employees, of which 9 were employed in manufacturing, customer operations and technical services, 27 were employed in research and development, 29 were employed in sales and marketing, and 19 were employed in general and administrative functions.

During the first quarter of 2002 we recorded costs of $4.4 million, consisting of severance and other costs associated with the reduction of employee headcount and facility exit costs. Facility exit costs of $3.8 million resulted primarily from the losses incurred upon finalization of a sublease contract in excess of estimated losses previously recorded, and impairment of related leasehold improvements. The severance costs are for four sales and marketing employees.

During the fourth quarter of 2001, we recorded costs of $10.3 million, consisting of severance and other costs associated with the reduction of employee headcount of $4.0 million, facility exit costs of $1.8 million, consisting primarily of up to 18 months of minimum lease payments due under certain excess facilities lease agreements, purchased technology of $4.4 million which was expensed when we determined that the technology does not have future realizable value as a result of our exiting a planned service offering, and other direct costs of $0.1 million. The severance costs are for 189 employees, of which 14 were employed in manufacturing, customer operations and technical services, 61 were employed in research and development, 67 were employed in sales and marketing, 40 were employed in general and administrative activities and 7 were employed in the RSA Capital segment.

During the third quarter of 2001, we recorded costs of $9.6 million, consisting of severance and other costs associated with the reduction of employee headcount of $1.8 million, facility exit costs of $7.6 million, consisting primarily of up to 18 months of minimum lease payments due under certain excess facilities lease agreements, and impaired leasehold improvements, and other direct costs of $0.2 million. The severance costs are for 131 employees, of which 19 were employed in manufacturing, customer operations and technical services, 49 were employed in research and development, 43 were in employed in sales and marketing, and 20 were employed in general and administrative activities.

The restructuring charges recorded during the year ended December 31, 2001 and the six months ended June 30, 2002 were initiated in part in order to reduce future operating expenses. Any reductions in future operating expenses may be offset by increases in expenses, including headcount and facilities related costs, in order for us to meet the then current operational needs.

Remaining restructuring charges incurred during 2002 and 2001 accrued and unpaid were $24.0 million at June 30, 2002 and were as follows:

	Facility			Transfer		Other
	Exit	Asset	Severance	of Assets	Purchased	Direct
($ in millions)	Costs	Impairment	Costs	to TFS	Technology	Costs	Total

Restructuring costs — third quarter 2001	$7.6	—	$1.8	—	—	$0.2	$9.6
Restructuring costs — fourth quarter 2001	1.8	—	4.0	—	$4.4	0.1	10.3

Total restructuring charges — 2001	9.4	—	5.8	—	4.4	0.3	19.9
Payments and write offs	(0.3)	—	(4.5)	—	$(4.4)	-	(9.2)

Balance at December 31, 2001	9.1	—	1.3	—	—	0.3	10.7
Restructuring costs — first quarter 2002	3.9	—	0.5	—	—	—	4.4
Restructuring costs — second quarter 2002	10.2	$5.1	3.0	$4.4	—	—	22.7
Payments and write offs	(4.5)	$(5.1)	(4.1)	(0.1)	—	—	(13.8)

Balance at June 30, 2002	$18.7	—	$0.7	$4.3	—	$0.3	$24.0

Of the remaining restructuring costs accrued at June 30, 2002, we expect to pay $8.8 million during the six months ending December 31, 2002, $7.9 million and $4.5 million during the years ending December 31, 2003 and 2004, respectively, and $2.8 million thereafter through the year ending December 31, 2008.

In 1999, we commenced and substantially completed consolidation of certain operations in order to enhance operational efficiency. We recorded facility exit costs consisting primarily of estimated shortfalls of sublease rental income compared to minimum lease payments due under a lease agreement. Remaining facility exit costs of approximately $0.3 million were accrued and unpaid at June 30, 2002 and are expected to be paid through the first quarter of 2008.

Interest Income (Expense) and Other
Interest income (expense) and other was an expense of $(2.2) million in the second quarter of 2002 as compared to income of $2.1 million in the second quarter of 2001, and was an expense of $(4.3) million in the first six months of 2002 as compared to income of $6.6 million in the first six months of 2001. Interest income (expense) and other for the first six months of 2002 consists of $(0.1) million of other expense net of interest income, $(2.7) million of interest payable on our 7% convertible debentures, $(0.8) million of non cash amortization of the deferred finance costs incurred in connection with the issuance of the 7% convertible debentures and $(0.7) million of non cash accretion of the value of warrants issued in connection with the issuance of the 7% convertible debentures. Interest income and other for the first six months of 2002 of $6.6 million consists of interest income earned on cash and cash equivalents and marketable securities balances net of other income and expense. The decrease in interest income during 2002 as compared to 2001 was primarily due to significantly lower interest rates earned on lower average cash and cash equivalent balances.

Income from Investing Activities
(Loss) income from investing activities include the following gains (losses):

	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2002	2001	2002	2001

Marketable Securities — Other	—	$2.3	$0.7	$2.3
Investments — Other, net	$(2.5)	—	(2.5)	—
Mark to market of Crosby Finance, LLC	(3.6)	—	(6.7)	—
Settlement of forward contracts held by Crosby Finance, LLC	—	13.8	—	27.6
Investment valuation impairment charges	(4.9)		(4.9)	—

Total (loss) income from investing activities	$(11.0)	$16.1	$(13.4)	$29.9

We regularly monitor the carrying value of our investments. Recent events and market conditions indicated that a decline in the value of the investments was other than temporary. Two of our investees are in the process of obtaining additional financing and based upon the anticipated valuation, we reduced the carrying amount of our investments to their estimated fair value. Accordingly, we recorded an investment valuation impairment charge of $4.9 million during the three months ended June 30, 2002.

In November 2000 we transferred approximately 2.6 million shares of VeriSign common stock which were covered by three forward contracts (“Forwards”) and one variable delivery forward (“VDF”) to Crosby Finance, LLC (“Crosby”), of which we are a 99% member. Crosby is a bankruptcy-remote qualified special purpose entity, established specifically to securitize the shares of VeriSign common stock. The contribution and the transfer have been accounted for as a sale under SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, we do not consolidate Crosby for accounting purposes. The counterparty to the VDF contract holds the remaining 1% interest in Crosby.

Under the VDF contract, we received cash proceeds upon execution of the contract, and committed to deliver approximately 2.0 million shares of VeriSign common stock in January 2006. In addition, the VDF contract entitles us to additional cash proceeds of up to $35.3 million depending on the market price of VeriSign common stock on January 3, 2006. Unless the VeriSign common stock appreciates substantially in value by January 2006, we will not be entitled to any cash flows from our remaining interest in Crosby.

At June 30, 2002 Crosby held 2.0 million shares of VeriSign common stock and the VDF contract. Crosby has no liability or obligation to its members or counterparty to the VDF contract other than to deliver the shares of VeriSign common stock to the counterparty upon maturity of the VDF contract and to distribute the cash proceeds, if any, to its members. After settlement of the VDF in January 2006, Crosby will dissolve.

Our 99% interest in Crosby was $0.2 million and $7.0 million at June 30, 2002 and December 31, 2001, respectively. We account for our investment in Crosby under the guidelines of EITF 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” Prior to the settlement of the Forwards, the retrospective interest method was used to account for our interest in Crosby as we believed it would recover a substantial amount of its interest. Any increases in the cost basis of our interest in Crosby, determined by applying the retrospective interest method, were recorded in interest income. Any changes in the fair value of our interest in Crosby were recorded in other comprehensive income in stockholders’ equity. In the fourth quarter of 2001, subsequent to the settlement of the last Forward, it became reasonably possible that we could lose all or substantially all of the value of its remaining interest, and therefore could no longer apply the retrospective interest method to our interest in Crosby. Accordingly, we are carrying our interest at fair value with all changes in fair value reported in income from investing activities. Fair value of our interest in Crosby is being determined based on the fair value of Crosby’s right to potentially receive additional cash proceeds upon maturity of the VDF. The decline in the fair value of our interest in Crosby was $3.6 million and $6.8 million for the three and six months ended June 30, 2002, respectively.

Provision for Income Taxes
We recorded an income tax benefit of $17.9 million for the second quarter of 2002 compared to a provision of $10.1 million for the second quarter of 2001. Our effective tax rate decreased to 41.7% for the second quarter of 2002 from 43.2% for the second quarter of 2001. We recorded an income tax benefit of $23.3 million during the first six months of 2002 compared to a provision of $16.7 million for the first six months of 2001. Our effective tax rate decreased to 37.5% for the first six months of 2002 from 42.0% for the first six months of 2001. We believe our income tax benefit will be recoverable through a carryback claim to previously filed tax returns. The decrease in our effective tax rate was due to lower taxable income in 2002 as compared to 2001, and the discontinuation of amortization of goodwill for financial statement purposes upon adoption of SFAS No. 142, “Goodwill and Intangible Assets.”

Liquidity and Capital Resources
We had $71.4 million in cash and cash equivalents at June 30, 2002, consisting primarily of operating cash and short-term investments. This represents an increase of $9.4 million in cash and cash equivalents during the six months ended June 30, 2002. The major changes in cash during the six months ended June 30, 2002 include cash provided by operations of $14.0 million, cash used by investing activities of $5.5 million and cash provided by financing activities of $2.7 million.

Cash used for investing activities of $5.5 million during the six months ended June 30, 2002 consisted primarily of $4.0 million of cash used to purchase property and equipment, including leasehold improvements for our new leased headquarters facility in Bedford,

Massachusetts, and $3.1 million of cash used for acquisition related costs, primarily litigation costs in connection with patent litigation relating to the products acquired in our May 2001 acquisition of 3GI. These uses of cash for investing activities were partially offset by cash provided from the sales of marketable securities and investments of $1.6 million.

Cash provided by financing activities of $2.7 million during the six months ended June 30, 2002 consisted primarily of proceeds of employee exercises and purchases under our stock option and employee stock purchase plans.

We expect to receive a tax refund of approximately $15.0 million by the end of 2002. This tax refund is attributable to the recovery of income taxes paid in prior years and is available to us due to the carryback of net operating losses incurred in 2001.

During October and November 2001 we issued 7% convertible subordinated debentures with an aggregate principal amount of $80.0 million, together with warrants to purchase an aggregate of 873,045 shares of our common stock. Interest is payable in cash semi-annually at a fixed rate of 7% per annum, and we expect to pay approximately $4.0 million of interest during the year ending December 31, 2002, of which $1.1 million was paid during the six months ended June 30, 2002. The debentures mature on October 17, 2004, unless redeemed earlier by us or converted into shares of our common stock at the holder’s option. At any time and at their option, each holder may convert any outstanding debentures into our common stock at a conversion price of $13.745 per share. Conversion of all of the outstanding debentures would result in the issuance of approximately 5.8 million shares of our common stock. We can redeem all or a portion of the 7% convertible debentures for cash at any time on or after October 17, 2002, as long as the arithmetic average of the weighted average price of our common stock on each trading day during the fifteen trading day period immediately prior to the election to redeem is 150% of the conversion price. The debentures are unsecured and are subordinated to all existing and future senior indebtedness. The agreements governing the convertible debentures contain covenants restricting our ability to incur and guarantee additional debt. The covenants limit the amount of additional debt wemay incur to the lesser of 30% of our consolidated stockholders’ equity or a total of $180.0 million including the balance of the 7% convertible debentures outstanding.

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

Although WorldCom, Inc. (“WorldCom”) has been one of our significant resellers in prior years, WorldCom’s orders represent less than 5% of our revenue in any period presented. Pending resolution of WorldCom’s bankruptcy, we are recognizing revenue from WorldCom orders upon the receipt of payment from Worldcom. We recognized no revenue from WorldCom orders in the second quarter of 2002. We have no balance sheet exposure with respect to WorldCom’s bankruptcy filing.

We have commitments for various operating leases worldwide which expire at various times through 2017 and are shown below net of existing sublease agreements and exclude facility exit costs included in restructuring charges. The lease commitments of $144.5 million shown below include $21.4 million of lease commitments related to certain excess facilities that have not been reserved for in restructuring charges. Restructuring commitments shown below are primarily for facility exit costs of up to 72 months of minimum lease payments due under certain excess facilities lease agreements, net of related sublease agreements and also include expected payment during the third quarter of 2002 of approximately $4.4 million for the transfer of certain Swedish assets and the related business to TFS. The following are our contractual commitments associated with our lease obligations, restructurings and convertible debentures:

		Years Ending December 31,

	Six Months Ending
(in millions)	December 31, 2002	2003	2004	2005	2006	2007	Thereafter	Total

Leases	$6.4	$11.1	$13.3	$14.7	$12.1	$11.9	$75.0	$144.5
Convertible debt interest	2.8	5.6	4.5	-	-	-	-	12.9
Restructurings	8.8	7.9	4.5	1.1	0.8	0.8	0.4	24.3

Total commitments	$18.0	$24.6	$22.3	$15.8	$12.9	$12.7	$75.4	$181.7

At June 30, 2002, we had an available unused line of credit agreement with a major financial institution against which we may elect to borrow at any time. The line of credit provides for up to $10.0 million in borrowing at either fixed or variable rates linked to either the London Interbank Offered Rate or the Prime Rate, until June 30, 2003, subject to annual extension provisions.

In July 2001, we filed a shelf Registration Statement on Form S-3 with the Securities and Exchange Commission. This registration statement, which the SEC declared effective in August 2001, covers our issuance of various types of securities, including debt, common stock and warrants, up to an aggregate offering price of $500 million. As of June 30, 2002 there have been no issuance of securities under this shelf Registration Statement. We currently have no plans to issue any securities under this shelf Registration Statement.

Our subscription to invest in RSA Ventures, our venture capital fund, is $50.2 million. We had invested $35.1 million at June 30, 2002 in RSA Ventures. Over the ten year life of RSA Ventures, we may invest at our sole discretion up to an additional $15.1 million. We currently do not intend to use this amount for new investments, but only for certain follow on investments in companies in which RSA Ventures has already invested.

Crosby held approximately 2.0 million shares of VeriSign common stock and a variable delivery forward contract, or VDF at June 30, 2002. The gain recorded for financial reporting purposes upon execution of the VDF contract in 2000 has not been recognized for tax purposes, and accordingly we recorded a $26.6 million deferred tax liability in 2000. This deferred tax liability will reverse upon maturity of the VDF contract in 2006 and the gain will be included in the calculation of our taxable income for 2006. The recognition of that gain would result in a tax liability to us and may require the payment of cash to settle such tax liability.

Our plans for future uses of cash may include additional acquisitions of other entities or technologies, retirement of outstanding debt and additional purchases of property and equipment. We anticipate capital expenditures for the remainder of 2002 will be primarily for purchases of property and equipment and will aggregate up to approximately $4.0 million.

Although we have adequate liquidity to meet our existing obligations, we are currently evaluating our financing alternatives to enhance our liquidity. We believe that cash generated from our operating activities will be sufficient to fund our working capital requirements through at least the next twelve months. However, because of our concern that the current economic conditions may persist during the remainder of 2002, if not longer, we have taken and continue to take steps to reduce our expenses and align our cost structure to our revenue. We anticipate that current cash on hand, cash generated from operations, and cash generated from the exercise of employee options and employee stock purchase plans will be adequate to fund our planned capital and financing expenditures for at least the next twelve months.

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

We may not be able to achieve or sustain profitability from quarter to quarter. Because our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are fixed, a small variation in when revenue is recognized can cause significant variations in our operating results from quarter to quarter. In addition, the global economy is weaker now than it has been in recent history, and the technology sector of the U.S. economy may be in recession for some or all of 2002, if not longer. The general economic slowdown is having serious negative consequences for our business and operating results. We believe that the economic slowdown is causing some current or potential customers to defer purchases, to go out of business or to have insufficient capital to buy or pay for our products. In response to the current economic conditions, many companies have reduced their budget for information technology products and services, which could reduce or eliminate some potential sales of our products and services.

Our stock price has been volatile and is likely to remain volatile. From June 30, 2001 through July 23, 2002, our stock price has ranged from a per share high of $31.30 to a low of $2.53. A number of factors may contribute to the volatility of our stock price, including:

•	our ability to meet the expectations of brokerage firms, industry analysts and investors with respect to our operating and financial results;
•	the outcome of the pending Securities and Exchange Commission investigation into our disclosure in the first quarter of 2001 of a change in our method of estimating distributor revenue and trading in our common stock (for more information about the investigation see Part II, Item 1 “Legal Proceedings” of this Report);
•	our public announcements and our competitors’ public announcements;
•	the public’s perception of the strength of the e-security market and technology companies generally;
•	litigation developments; and
•	general economic conditions and the volatility of the stock market in general.

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

International sales accounted for more than 30% of our revenue in each of the years ended December 31, 1999, 2000 and 2001 and for the six months ended June 30, 2002. We may need to tailor or “localize” our products in order to compete in particular international markets and to comply with foreign laws. In addition, there are certain risks inherent in doing business internationally, including:

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

We rely on patents to protect our proprietary rights in our technology, but it is possible that any patent that we or our licensors hold might be invalidated, circumvented, challenged or terminated. It is also possible that patent examiners might reject the claims described in our pending or future patent applications. In addition, the laws of some countries in which our products are now, or may in the future be, developed or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. Furthermore, during the life of a patent, third parties may design and sell “work-around” solutions that accomplish the goals of our patented inventions but do not infringe the patents themselves. Our inability to adequately protect our intellectual property could have a significant negative effect on our financial condition and operating results.

Our 32 issued U.S. patents expire at various dates ranging from 2005 to 2018. When each of our patents expires, competitors may develop and sell products based on the same or similar technologies as those covered by the expired patent, which could result in lower prices, reduced margins or the failure of our products to achieve or maintain market acceptance. In addition, when each of our patents expires, potential customers may choose to rely on “freeware,” free versions of our previously patented technology, rather than buying our products.

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

We generally purchase our marketable securities and cash equivalent investments in high credit quality instruments, primarily U.S. Treasury and government agency obligations, tax-exempt municipal obligations and money market investments with contractual maturities of one year or less. We do not expect any material loss from our marketable securities and cash equivalent investments and therefore believe that our potential interest rate exposure is not material. We evaluate the realizable value of these investments using qualitative and quantitative factors including discounted cash flow analysis and liquidation value assessments.

We have made equity investments approved by our Board of Directors. These investments are not publicly traded and are recorded as long-term investments on the balance sheet and are carried at cost, less valuation impairment reserves, as long as our ownership interest is below 20%. We monitor these investments for impairment and make appropriate reductions in carrying values when necessary or mark the investment to fair value and classify them as marketable securities when appropriate. At June 30, 2002 we had investments in 11 private companies with a carrying value of $18.8 million which are included in investments on our condensed consolidated balance sheet.

At June 30, 2002 Crosby Finance, LLC, a qualified special purpose entity of which we are a 99% member, held approximately 2.0 million shares of VeriSign common stock and a variable delivery forward contract, or VDF. The VDF contract held by Crosby will settle in January 2006. The VDF contract entitles us to additional cash proceeds of up to $35.3 million depending on the market price of VeriSign common stock on January 3, 2006, as follows:

Market price of VeriSign Common Stock on January 3, 2006	Proceeds

$0.00 to $87.16	$0
$87.16 to $104.59	$0 to $35.3 million
Over $104.59	$35.3 million

We account for our investment in Crosby under EITF Issue No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” We are carrying our interest at fair value with all changes in fair value reported in income from investing activities. Fair value is being determined based on the fair value of Crosby’s right to potentially receive additional cash proceeds under the VDF. The closing price of VeriSign’s common stock on the Nasdaq National Market on June 28, 2002 was $7.19 per share. Unless the VeriSign stock appreciates to at least $87.16 per share by January 2006, we will not be entitled to any cash flows from our remaining interest in Crosby. During the first six months of 2002 we recognized a charge of $6.8 million representing the decline in the fair value of our interest in Crosby. Our remaining investment in Crosby has a fair value of $0.2 million at June 30, 2002, and is recorded in investments as a long-term asset. Should the value of our investment in Crosby decrease, we would incur a pretax charge of up to $0.2 million, which would be included in income from investing activities in the statement of operations.

During 2001 we issued 7% convertible subordinated debentures due October 17, 2004 with an aggregate principal amount of $80.0 million, together with warrants to purchase an aggregate of approximately 0.9 million shares of our common stock. At any time and at their option, each holder may convert any outstanding debentures into shares of our common stock at a conversion price of $13.745 per share, which upon conversion of all of the outstanding debentures would result in the issuance of approximately 5.8 million shares of our common stock. The holders of the warrants issued with the debentures may exercise the warrants at any time until October 17, 2006 at an exercise price of $13.745 per share. The conversion price of the debentures and the exercise price of the warrants may be adjusted under certain circumstances, such as events that would cause dilution of the holder’s interest. We may redeem all or a portion of the debentures for cash at any time on or after October 17, 2002 as long as the arithmetic average of the weighted average price of our common stock on each trading day during the fifteen trading day period immediately prior to the election to redeem is at least 150% of the conversion price. If the 7% convertible debentures are redeemed in part or total prior to their maturity date we will record a non cash charge for unamortized deferred financing costs and the unamortized value of the warrants. At June 30, 2002, unamortized deferred financing costs were $3.7 million and the unamortized value of the warrants was $3.2 million. Interest is payable in cash semi-annually at a fixed rate of 7% per annum, and therefore we believe we have no interest rate exposure with these debentures.

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

By notice dated January 23, 2002, the Securities and Exchange Commission notified us that it was conducting a formal investigation of (1) our disclosure of a change in our method for estimating our distributor revenue in the first quarter of 2001, and (2) trading in our common stock. On or about July 11, 2002, the SEC staff notified RSA Security and some of its officers that the staff was considering seeking permission from the SEC to commence a civil injunctive proceeding against them, and that RSA Security and the officers could submit a written statement explaining why no such proceeding should be commenced. We intend to submit such a statement.

On or about February 2, 2001, Leon Stambler filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., First Data Corporation, Openwave Systems Inc., and Omnisky Corporation, Case Number 01-0065. In September 2001, Mr. Stambler amended his complaint to add Certicom Corp. as an additional defendant. The suit has been stayed against Omnisky due to Omnisky’s bankruptcy, and Openwave and Certicom have settled with Mr. Stambler; therefore, only RSA Security, VeriSign and First Data remain as defendants. In his complaint, Mr. Stambler alleges that certain products marketed by each of the defendants infringe various patents that he owns, and he seeks monetary damages as well as a preliminary and permanent injunction enjoining the defendants from infringing the claims asserted. The litigation is currently in the discovery phase. Although we believe that Mr. Stambler’s claims are without merit and we intend to defend the lawsuit vigorously, we cannot predict the ultimate outcome of this matter. However, we believe that the disposition of this matter will not have a material adverse effect on our continuing operations and consolidated financial position.

On or about July 17, 2001, Digital Privacy, Inc. filed a complaint for patent infringement in the U.S. District Court for the Eastern District of Virginia against RSA Security, Case Number 2:01cv529. In its complaint, Digital Privacy alleged that certain products of 3-G International, Inc., a private company that we acquired in May 2001, infringed various patents that Digital Privacy owns, and Digital Privacy sought unspecified damages as well as a permanent injunction enjoining us from infringing the claims asserted. On April 5, 2002, the court granted our motion for summary judgment and dismissed the case. In May 2002, Digital Privacy appealed the dismissal. We believe that all costs and expenses of this lawsuit, including attorneys’ fees, any settlement amount and the amount of any damages ultimately determined by the court, are covered by a $3.0 million escrow fund set aside from our purchase of 3-G International in May 2001. However, the 3-G International stockholder representative is disputing our right to recover certain amounts from the escrow fund. On or about August 1, 2002 we filed a demand for arbitration before the American Arbitration Association in Boston, Massachusetts, to obtain a determination that we are entitled to recover the full amount of the escrow fund. We believe that the disposition of this matter will not have a material adverse effect on our continuing operations and consolidated financial position.

On or about December 11, 2001, Franklin C. Luyster filed a complaint for patent infringement in U.S. District Court for the District of Massachusetts against RSA Security, Case Number 01-12178WGY. In his complaint, Mr. Luyster alleges that some of our products infringe two patents that he owns. Mr. Luyster seeks unspecified damages, as well as preliminary and permanent injunctions enjoining us from infringing the claims asserted. The litigation is currently in the discovery phase. We intend to defend the lawsuit vigorously, but we cannot predict the ultimate outcome of this matter. However, we believe that the disposition of this matter will not have a material adverse effect on our continuing operations and consolidated financial position.

On or about December 20, 2001, France Telecom and Telediffusion de France (“FT”) filed a Request for Arbitration with the International Court of Arbitration. FT claims that we exceeded the scope of a 1992 patent license agreement between RSA Data Security, Inc., a company we acquired in 1996, and Centre Commun d’Etudes de Telediffusion et Telecommunications, a predecessor in interest to FT. FT seeks unspecified damages including payment of a $20.0 million advance, plus the legal fees and other costs associated with the arbitration. We believe that FT’s claims are without merit, and we intend to defend the arbitration vigorously. In a related matter, FT has also filed a patent infringement suit in Delaware against Novell, Inc., one of our licensees. In August 2002, we signed a letter agreement with Novell agreeing that if a court requires Novell to pay FT damages, we will reimburse Novell for 50% of such damages, up to a maximum payment of $2.5 million by us. If the damages payable by Novell exceed $5.0 million, then the indemnification provisions of our license agreement with Novell will govern our indemnification obligations. Although we believe that FT’s claims against Novell are without merit, we cannot predict the ultimate outcome of this matter. However, we believe that neither the disposition of our arbitration with FT nor the disposition of the litigation between Novell and FT will have a material adverse effect on our continuing operations and consolidated financial position.

From time to time, we have been named as a defendant in other legal actions arising from our normal business activities, which we believe will not have a material adverse effect on us or our business.

Item 4.   Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Stockholders held on May 22, 2002, our stockholders took the actions listed below. There were 56,615,630 shares of our common stock issued, outstanding and eligible to vote at the record date of March 27, 2002. The results of the voting for each matter are set forth below; there were no broker non-votes for either of the matters.

1.	Our stockholders elected Richard L. Earnest and Taher Elgamal as Class II Directors to serve for the next three years until the 2005 annual meeting of stockholders. The other members of our Board of Directors whose terms of office continued after the Annual Meeting were Robert P. Badavas, Arthur W. Coviello, Jr., Gloria C. Larson, Joseph B. Lassiter, III, James K. Sims and Charles R. Stuckey, Jr. The results of the voting were as follows:

Director:	Votes For:	Votes Withheld:

Richard L. Earnest	49,600,218	1,708,689
Taher Elgamal	50,109,207	1,199,700

2.	Our stockholders ratified the appointment of Deloitte & Touche LLP as our independent auditors for the year ending December 31, 2002. The results of the voting were as follows:

Votes For:	Votes Against:	Abstentions:

49,867,559	1,407,522	33,826

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

See the Exhibit Index attached to this Report.

(b)   Reports on Form 8-K:

On April 1, 2002, we filed a Current Report on Form 8-K reporting our preliminary financial results for the first quarter ended March 31, 2002.

On April 12, 2002, we filed a Current Report on Form 8-K reporting our financial results for the first quarter ended March 31, 2002.

On April 25, 2002, we filed a Current Report on Form 8-K announcing our new organizational structure.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSA SECURITY INC.

/s/ ARTHUR W. COVIELLO, JR.

Arthur W. Coviello, Jr.
President, Chief Executive Officer and Treasurer
(Principal Executive Officer and
Principal Financial and Accounting Officer) *

Dated: August 13, 2002

CERTIFICATION PURSUANT TO 18 U.S.C. §1350

Pursuant to 18 U.S.C. §1350, the undersigned certifies that this Quarterly Report on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of RSA Security Inc. and its wholly owned subsidiaries.

/s/ ARTHUR W. COVIELLO, JR.

Arthur W. Coviello, Jr.
President, Chief Executive Officer and Treasurer *

Dated: August 13, 2002

* John F. Kennedy, RSA Security’s former Chief Financial Officer, retired in July 2002. Jeffrey D. Glidden, RSA Security’s new Chief Financial Officer will not assume his responsibilities as the Company’s principal financial and accounting officer until early September 2002. In the interim Mr. Coviello has temporarily assumed such responsibilities and signs this certification as both RSA Security’s principal executive officer and its principal financial and accounting officer.

EXHIBIT INDEX

ITEM	DESCRIPTION

99.1	Trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Charles R. Stuckey, Jr. on May 30, 2002.