Form 10-Q
period 2002-09-30
RSA SECURITY INC/DE/
filed 2002-11-13
CIK 932064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X]       No [  ]

As of November 1, 2002, there were outstanding 56,880,632 shares of the Registrant’s Common Stock, $0.01 par value per share.

RSA SECURITY INC.
FORM 10-Q
For the Quarter Ended September 30, 2002

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2002 and 2001
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8-K
Signature and Certifications

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2002	December 31, 2001

	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$92,207	$61,946
Marketable securities	—	1,174
Accounts receivable (less allowance for doubtful accounts of $2,309 in 2002 and $2,659 in 2001)	34,735	56,396
Inventory	5,596	8,954
Prepaid expenses and other assets	9,352	12,859
Deferred taxes	5,165	4,886

Total current assets	147,055	146,215

Property and equipment, net	79,224	94,840
Other assets
Goodwill, net	194,853	185,674
Intangible assets, net	21,686	37,346
Investments	14,096	33,522
Deferred taxes	10,381	4,400
Other	5,767	7,117

Total other assets	246,783	268,059

	$473,062	$509,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,451	$6,887
Accrued payroll and related benefits	9,159	11,206
Accrued expenses and other liabilities	12,776	14,527
Current portion of accrued restructurings	9,580	5,517
Income taxes payable	3,036	5,389
Deferred revenue	32,435	30,505

Total current liabilities	77,437	74,031

Accrued restructurings, long-term	10,198	5,568
Convertible debentures	77,131	76,102

Total liabilities	164,766	155,701

Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; authorized, 300,000,000 shares; issued, 62,144,158 shares; outstanding, 56,970,800 and 56,409,882 shares in 2002 and 2001, respectively	621	621
Additional paid-in capital	103,998	124,022
Retained earnings	404,339	451,320
Treasury stock, at cost; 5,173,358 and 5,734,276 shares in 2002 and 2001, respectively	(194,479)	(218,081)
Accumulated other comprehensive loss	(6,183)	(4,469)

Total stockholders’ equity	308,296	353,413

	$473,062	$509,114

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenue
Products	$43,322	$47,075	$124,237	$175,593
Maintenance and professional services	15,706	15,508	46,826	44,111

Total revenue	59,028	62,583	171,063	219,704

Cost of revenue
Products	9,004	8,512	24,579	30,336
Maintenance and professional services	5,428	7,221	16,645	21,776

Total cost of revenue	14,432	15,733	41,224	52,112

Gross profit	44,596	46,850	129,839	167,592

Costs and expenses
Research and development	13,036	16,092	42,292	44,549
Marketing and selling	23,757	33,708	77,306	94,747
General and administrative	7,725	10,621	22,532	30,205
Restructurings	2,722	9,635	29,803	9,635
Amortization of intangible assets	2,537	3,798	7,387	8,081
In process research and development	—	3,750	—	7,891

Total	49,777	77,604	179,320	195,108

Loss from operations	(5,181)	(30,754)	(49,481)	(27,516)
Interest (expense) income and other	(1,951)	1,401	(6,231)	7,999
(Loss) income from investing activities	(5,115)	7,384	(18,548)	37,312

(Loss) income before (benefit) provision for income taxes	(12,247)	(21,969)	(74,260)	17,795
(Benefit) provision for income taxes	(4,027)	(6,475)	(27,279)	10,226

Net (loss) income	$(8,220)	$(15,494)	$(46,981)	$7,569

Basic (loss) earnings per share
Per share amount	$(0.14)	$(0.28)	$(0.83)	$0.13

Weighted average shares	56,696	56,011	56,553	56,291

Diluted (loss) earnings per share
Per share amount	$(0.14)	$(0.28)	$(0.83)	$0.13

Weighted average shares	56,696	56,011	56,553	56,291
Effect of dilutive equity instruments	—	—	—	3,392

Adjusted weighted average shares	56,696	56,011	56,553	59,683

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2002	2001

Cash flows from operating activities
Net (loss) income	$(46,981)	$7,569
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	12,635	10,730
Amortization of intangible assets	7,387	8,081
In process research and development	—	7,891
Non cash restructuring	5,081	—
Stock option compensation	—	636
Amortization of convertible debentures deferred financing costs	1,204	—
Non cash warrant accretion	1,029	—
Deferred taxes	(2,900)	—
Loss (income) from investing activities	1,766	(43,563)
Investment valuation and impairment	16,782	6,251
Increase (decrease) in cash from changes in, net of the effect of acquisitions in 2001:
Accounts receivable	22,738	2,386
Inventory	3,676	(6,436)
Prepaid expenses and other assets	3,808	6,309
Accounts payable	3,379	4,245
Accrued payroll and related benefits	(2,289)	(6,969)
Accrued expenses and other liabilities	(1,737)	543
Accrued restructurings	11,443	8,926
Prepaid and income taxes payable	(2,435)	(926)
Deferred revenue	1,460	(998)

Net cash provided by operating activities	36,046	4,675

Cash flows from investing activities
Purchases of marketable securities	—	(36,411)
Proceeds from sale and maturities of marketable securities	1,150	69,026
Purchases of property and equipment	(5,043)	(22,168)
Proceeds from Crosby Finance, LLC	—	53,460
Investments	200	(22,735)
Acquisition and related costs, net of cash acquired	(3,684)	(226,146)
Other	147	(5,600)

Net cash used for investing activities	(7,230)	(190,574)

Cash flows from financing activities
Proceeds from issuance of stock under option and employee purchase plans	3,538	32,290
Share repurchase program	—	(89,973)
Sale of put options	—	1,398
Other	(18)	43

Net cash provided by (used for) financing activities	3,520	(56,242)
Effects of exchange rate changes on cash and cash equivalents	(2,075)	(1,508)

Net increase (decrease) in cash and cash equivalents	30,261	(243,649)
Cash and cash equivalents, beginning of period	61,946	301,897

Cash and cash equivalents, end of period	$92,207	$58,248

   Cash payments for income taxes were $150 and $10,038 for the nine months ended September 30, 2002 and 2001, respectively.
   Cash payments for interest expense were $3,947 and zero for the nine months ended September 30, 2002 and 2001, respectively.

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

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements for the three and nine months ended September 30, 2001 include the operations of Securant Technologies, Inc. (“Securant”), Xcert International, Inc. (“Xcert”), 3-G International, Inc. (“3GI”) and Transindigo Inc (“Transindigo”) from their respective dates of acquisition.

Use of Estimates – The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, sales returns, allowance for doubtful accounts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, restructurings, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. Actual results could differ from those estimates.

Revenue Recognition – Revenue is recognized when earned. The Company’s revenue recognition policies are in compliance with all applicable accounting principles generally accepted in the United States of America, including the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions.” Revenue from products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. Revenue from licensing other intellectual property is recognized when evidence of an arrangement exists, the fee is fixed or determinable and collection is considered probable. Revenue is reduced by provisions for estimated returns. When arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, the Company recognizes revenue for the delivered elements using the residual method. For arrangements containing multiple elements wherein vendor specific objective evidence of fair value does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until vendor specific objective evidence of fair value exists or all elements have been delivered. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition when Right of Return Exists,” the Company recognizes revenue upon shipment of product to its stocking distributors, net of estimated returns. Maintenance services revenue, whether sold separately or as part of a multiple element arrangement, is deferred and recognized ratably over the term of the maintenance contract, generally twelve months. Professional service revenue is recognized as services are provided.

Allowance for Sales Returns – Allowances for estimated sales returns and allowances on products and maintenance and professional service revenue are recorded in the same period as the related revenue is recorded. These estimates are based on historical experience.

Allowance for Doubtful Accounts – The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. Accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations, and changes in customer payment terms are utilized when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of accounts receivable, an increase in the allowance for doubtful accounts is recorded when the prospect of collecting a specific account receivable becomes doubtful. Bad debt expense of $375 and $3,776 for the three months ended September 30, 2002 and 2001, respectively, and $2,422 and $5,553 for the nine months ended September 30, 2002 and 2001, respectively, has been included in marketing and selling expenses in the condensed consolidated statements of operations. Uncollectible accounts receivable written off were $486 and $988 for the three months ended September 30, 2002 and 2001, respectively, and were $3,478 and $3,725 for the nine months ended September 30, 2002 and 2001, respectively.

Goodwill and Intangible Assets – Goodwill and other acquisition related identifiable intangible assets are stated at fair value as of the date acquired in a business acquisition accounted for as a purchase, net of accumulated amortization. Acquired intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives of between one and seven years. For acquisitions that were completed before June 30, 2001, goodwill was amortized on a straight-line basis over seven years. Effective January 1, 2002, the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” required the amortization of goodwill and indefinite lived intangible assets arising from business acquisitions be discontinued, and instead be evaluated at least annually for impairment. Accordingly, the Company discontinued amortizing all existing goodwill and indefinite lived intangible assets and did not record any amortization expense on any goodwill and indefinite lived intangible assets after January 1, 2002.

In accordance with SFAS No. 142, the Company is required to analyze the carrying value of goodwill and other intangible assets annually for impairment issues under a two step process. The first step tests for impairment, and the second step (if necessary) measures the impairment. The Company evaluates its carrying value of goodwill and other intangible assets against the estimated fair value of its assets and will record an impairment charge in the amount by which the carrying value of the assets exceed their estimated fair value. Estimated fair value is determined based on a market multiple valuation method.

Information on the Company’s adoption of SFAS No. 141 and No. 142 may be found in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Deferred Financing Costs – Deferred financing costs include investment bank fees, legal fees and other financing costs paid in connection with the issuance of convertible debentures and are included on the balance sheet in other assets. Deferred financing costs are amortized over the period the convertible debentures are outstanding using the straight line method, which is not materially different from the effective interest rate method. Amortization of the convertible debentures deferred financing costs was $400 and $1,204 for the three and nine months ended September 30, 2002, respectively, and is included in interest expense in the statement of operations.

Financial Instruments – The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of the convertible debentures is the principal balance of the debentures outstanding less the fair value of the warrants outstanding, net of accumulated accretion of the warrants’ fair value. The Company believes the carrying value of the convertible debentures approximates the fair value.

The Company accounts for its investment in Crosby Finance, LLC (“Crosby”) under Emerging Issues Task Force (“EITF”) Issue No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” The Company is carrying its interest at fair value with all changes in fair value included in income from investing activities in the condensed consolidated statements of operations. Fair value is being determined based on the fair value of Crosby’s right to potentially receive additional cash proceeds under a variable delivery contract that it holds.

Investments where ownership is less than 20% and the Company does not have significant influence on the operating or financial decisions of the investee are accounted for using the cost method. The carrying value of our investments is equal to cost less investment valuation impairment charges. The Company regularly considers available evidence in evaluating its investments for potential impairment. Certain events, such as an initial public offering, could result in the reclassification of an investment to an available for sale marketable security.

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

The Company had no derivative financial instruments outstanding on its common stock at September 30, 2002 and December 31, 2001. The Company had foreign currency forward contracts outstanding at September 30, 2002.

Income Taxes — The Company provides for income taxes for interim periods based on the estimated effective tax rate for the full year. Cumulative adjustments to tax provisions are recorded in the interim period in which a change in the estimated annual effective rate is determined.

Earnings (Loss) Per Share — Basic earnings (loss) per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding plus the effect of potential outstanding shares, including options and warrants, using the “treasury stock” method. Diluted loss per share excludes the effect of equity instruments including convertible debentures, options and warrants, as such instruments are antidilutive.

2. New Accounting Pronouncements/Policies

SFAS No. 141 and SFAS No. 142 – The Company adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, except with respect to the acquisition of Securant Technologies, Inc. to which the Company applied the provisions of SFAS No. 141 and No. 142 on September 4, 2001 (the date of acquisition). SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, and eliminates the pooling of interests method. In addition, SFAS No. 141 further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 requires that amortization of goodwill and indefinite lived intangible assets be discontinued and instead be evaluated at least annually for impairment under a two step process. Intangible assets with finite lives continue to be amortized over their useful lives.

The Company completed the transitional intangible asset impairment test as of January 1, 2002, the date of adoption of SFAS No. 142. Goodwill and intangible assets are included in the Company’s e-Security Solutions segment, which contains one reporting unit (“Reporting Unit”). The intangible asset impairment test compared the carrying amount of the Reporting Unit to the estimated fair value of the Reporting Unit. Estimated fair value of the Reporting Unit was determined based upon independent appraisal using the market multiple valuation method. As of the January 1, 2002 transitional intangible asset impairment test, the fair value of the Company’s Reporting Unit was greater than the carrying amount of the Reporting Unit. Therefore, the transitional intangible asset impairment test performed as of January 1, 2002 did not result in an impairment of the Company’s goodwill.

The Company expects to perform the required annual intangible asset impairment test during the fourth quarter of every year, unless required to perform an interim impairment test due to events or circumstances that would more likely than not reduce the fair value of the Reporting Unit below its carrying amount. Accordingly, the Company expects to perform an intangible asset impairment test during the fourth quarter of 2002. The results of this test could result in a decrease to the carrying value of goodwill and intangible assets during the fourth quarter of 2002, and could have a material effect on our results of operations and consolidated financial position.

As a result of its adoption of SFAS No. 142 on January 1, 2002, the Company reclassified in-place workforce related intangible assets of $5,689, $2,021 and $569 arising from the acquisitions of Xcert International, Inc., 3-G International, Inc. and Transindigo Inc, respectively, into goodwill, resulting in an increase to goodwill and a decrease to intangible assets of $8,279. Upon reclassification of in-place workforce related intangible assets to goodwill and the determination of indefinite lived intangible assets, the Company reversed the deferred tax liabilities related to these intangible assets. The reversal of deferred tax liabilities of $2,269 and $808 relating to the Xcert and 3GI acquisitions, respectively, resulted in a decrease to goodwill and deferred tax liabilities of $3,077.

In addition, as a result of its adoption of SFAS No. 142, the Company discontinued amortizing all existing goodwill and indefinite lived intangible assets and did not record any related amortization expense after January 1, 2002. Had the goodwill and indefinite lived intangible assets recorded in connection with the acquisitions of Xcert, 3GI and Transindigo been amortized during the three and nine months ended September 30, 2002, net loss and loss per share would have been as follows:

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002

Reported net loss	$(8,220)	$(46,981)
Less: Goodwill amortization	(2,392)	(7,176)
In-place workforce amortization	(492)	(1,477)

Adjusted net loss	$(11,104)	$(55,634)

Per share amounts
Reported basic and diluted loss per share	$(0.14)	$(0.83)
Effect of SFAS No. 141 and No. 142	(0.06)	(0.15)

Adjusted basic and diluted loss per share	$(0.20)	$(0.98)

The Company applied the provisions of SFAS No. 141 and No. 142 with respect to the acquisition of Securant on September 4, 2001 (the date of acquisition). As part of the application of SFAS No. 141, the Company recognized identifiable intangible assets separate from goodwill and has recognized amortization expense on these intangible assets with finite lives from the date of acquisition.

Had the provisions of SFAS No. 141 and No. 142 been applied for the three and nine months ended September 30, 2001, the Company’s net (loss) income and (loss) earnings per share would have been as follows:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Reported net (loss) income	$(15,494)	$7,569
Add: Goodwill amortization	2,115	4,670
In-place workforce amortization	308	1,083
Trademark amortization	7	10
Less: Tax effect	(972)	(2,305)

Adjusted net (loss) income	$(14,036)	$11,027

Per share amounts
Reported basic (loss) earnings per share	$(0.28)	$0.13
Effect of SFAS No. 141 and No. 142	0.03	0.07

Adjusted basic (loss) earnings per share	$(0.25)	$0.20

Reported diluted (loss) earnings per share	$(0.28)	$0.13
Effect of SFAS No. 141 and No. 142	0.03	0.05

Adjusted diluted (loss) earnings per share	$(0.25)	$0.18

Intangible assets other than goodwill consisted of the following at September 30, 2002:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Technology	$24,200	$8,221	$15,979
Customer lists	5,002	1,894	3,108
Trademarks	1,506	380	1,126
Non compete agreements	2,750	1,990	760
Other	1,575	1,575	—
Intangible assets not subject to amortization other than goodwill:
Trademarks	882	169	713

Total intangible assets	$35,915	$14,229	$21,686

The Company expects to record estimated amortization expense on its intangible assets as follows:

Three months ending December 31, 2002	$2,537
Year ending December 31, 2003	8,629
Year ending December 31, 2004	6,531
Year ending December 31, 2005	2,508
Year ending December 31, 2006	621
Year ending December 31, 2007	146

SFAS No. 144 – The Company adopted SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” on January 1, 2002. SFAS No. 144 provides guidance on measuring and recording impairments of assets, other than goodwill, and provides clarifications on measurement of cash flow information and other variables to be used to measure impairment. The adoption of SFAS No. 144 did not have a significant impact on the Company’s financial position or results of operations.

SFAS No. 145 – In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections.” For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in Accounting Principles Board Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 for certain sales-leaseback and sublease accounting. The Company is required to adopt the provisions of SFAS No. 145 on January 1, 2003. The Company believes the adoption of SFAS No. 145 will not have a significant impact on the Company’s financial position or results of operations.

SFAS No. 146 – In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 nullifies EITF No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” which required a liability be recognized at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. All restructuring activities prior to December 31, 2002, including those described in Note 11, are accounted for under EITF No. 94-3. The Company believes the adoption of SFAS No. 146 will not have a significant impact on the Company’s financial position or results of operations.

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

The purchase prices and costs of the Securant, 3GI, Transindigo and Xcert acquisitions were as follows:

	Securant	Xcert	3GI and Transindigo	Total

Cash paid to sellers or shareholders	$134,739	$64,366	$22,229	$221,334
Stock options assumed	—	3,095	—	3,095
Acquisition costs	7,924	5,357	1,421	14,702
Litigation costs	—	—	2,525	2,525

Total purchase price	$142,663	$72,818	$26,175	$241,656

Acquisition costs of $461 were accrued and unpaid at September 30, 2002.

Pursuant to two separate escrow agreements entered into in connection with the Securant acquisition, $21,000 of the cash purchase price otherwise payable to Securant’s shareholders was placed in escrow, pending the completion of a post closing adjustment to the purchase price, if any, and the settlement of any claims for breach of representations, warranties or covenants in the merger agreement. The Company received $128 from the Securant escrow fund during the three months ended September 30, 2002 in settlement of several claims it had submitted against the escrow fund. The unclaimed balance of most of the Securant escrow fund not subject to a pending claim is scheduled to be released to the selling shareholders in March 2003.

Pursuant to an escrow agreement, $3,000 of the cash purchase price otherwise payable to 3GI’s stockholders was placed in escrow, pending settlement of any claims for breaches of representations, warranties or covenants in the merger agreement. The Company has submitted claims against the 3GI escrow totaling approximately $3,000, and expects to recover these claims from the 3GI escrow fund. The Company received $84 from the 3GI escrow fund during the three months ended September 30, 2002 in settlement of several claims it had submitted against the escrow fund. The selling stockholders are disputing the remaining claims. In August 2002, the Company filed a demand for arbitration before the American Arbitration Association to obtain a determination that the Company is entitled to recover these claims from the 3GI escrow fund. The balance of the 3GI escrow will be released upon resolution of the arbitration.

Pursuant to an escrow agreement, $10,500 of the cash purchase price otherwise payable to Xcert’s stockholders was placed in escrow, pending settlement of any claims for breaches of representations, warranties or covenants in the merger agreement. The Company released all but $500 of the Xcert escrow fund to the selling stockholders in August 2002. The balance of $500 will remain in escrow pending resolution of certain tax issues, and is expected to be released no later than August 2003.

Allocation of the purchase prices for all four acquisitions completed during 2001 was based on estimates of the fair value of the assets acquired and liabilities assumed based on independent appraisals. These allocations as of September 30, 2002 were as follows:

	Estimated Fair Values

	Securant	Xcert	3GI and Transindigo	Total	Life (in years)

Assets and liabilities, including cash	$(116)	$4,756	$6,791	$11,431
Goodwill (1)	126,665	57,783	16,072	200,520
Intangible assets	19,650	12,856	2,851	35,357	1 to 7 years
Deferred tax liabilities, net	(7,286)	(5,148)	(1,109)	(13,543)
In process research and development	3,750	2,571	1,570	7,891

Total purchase price	142,663	72,818	26,175	241,656
Less: assumption of stock options	—	(3,095)	—	(3,095)
Less: cash acquired	(2,136)	(377)	(6,883)	(9,396)

Net cash paid	$140,527	$69,346	$19,292	$229,165

(1)	Effective January 1, 2002 the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” required that the amortization of goodwill and indefinite lived intangible assets be discontinued, and instead be evaluated at least annually for impairment.

As a result of the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 the Company reclassified in-place workforce related intangible assets of $5,689, $2,021 and $569 arising from the acquisitions of Xcert, 3GI and Transindigo, respectively, into goodwill, resulting in an increase to goodwill and a decrease to the carrying value of intangible assets of $8,279. In addition, upon reclassification of in-place workforce related intangible assets to goodwill and the determination of indefinite lived assets, the Company reversed the deferred tax liabilities related to these intangible assets. The reversal of deferred tax liabilities of $2,269 and $808 relating to the Xcert and 3GI acquisitions, respectively, resulted in a decrease to goodwill and deferred tax liabilities of $3,077.

The allocation of the Securant purchase price has been revised since September 4, 2001 (the date of acquisition) for unrecorded liabilities related to pre-acquisition contingencies and uncollectible accounts receivable, which resulted in a net decrease to the allocation of assets and liabilities and an increase to the carrying value of goodwill of $638. The Company expects to record additional adjustments to the Securant purchase price upon the finalization of the post closing adjustment to the purchase price and settlement of any escrow claims.

During June 2002, the Company paid $591 to Xcert stockholders upon finalization of the working capital calculation. The cost of the working capital adjustment has been added to the purchase price of Xcert and resulted in an increase to goodwill of $591.

The Company incurred litigation expenses in connection with patent litigation relating to the products acquired in the May 2001 acquisition of 3GI. The Company believes that the costs to defend the 3GI lawsuit are covered by the escrow fund set aside from the 3GI purchase price, and therefore these expenses are a related cost of acquisition. The costs of litigation have been added to the purchase price of 3GI and resulted in an increase to goodwill of $2,525.

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

The amount allocated to IPR&D projects were expensed in the quarter that the related acquisition was consummated if technological feasibility of the IPR&D projects had not been achieved and no alternate future uses had been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. IPR&D expense of $3,750 and $7,891 for the three and nine months ended September 30, 2001, respectively, represents the write off of IPR&D in connection with the acquisitions of Securant, Xcert, 3GI and Transindigo.

The discount rates used in the present value calculations were derived from a weighted average cost of capital, adjusted upward to reflect additional risks inherent in the development life cycle, and resulted in discount rates in a range of 30.0% - 35.0% based upon an income stream of between 5 and 7 years.

Pro forma revenue, net loss and diluted loss per share for the nine months ended September 30, 2001 as if the Securant, Xcert, 3GI and Transindigo acquisitions had been consummated as of January 1, 2001 is presented below. The pro forma results include estimates and assumptions regarding increased amortization of goodwill and intangible assets related to the acquisitions and decreased interest income related to cash paid for acquisition purchase prices, which the Company believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had occurred on the dates indicated, or that may result in the future. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume, any benefits from cost savings or synergies of operations of the combined company.

Nine Months Ended September 30, 2001

Revenue	$232,363

Net loss	$(31,855)

Diluted loss per share	$(0.57)

4. Investments and Financial Instruments

(Loss) income from investing activities are included in the Company’s RSA Capital segment and include the following gains (losses):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Marketable Securities, net	—	$(140)	$835	$2,196
Investments	—	—	(2,600)	—
Decline in fair value of Crosby Finance, LLC	$(115)	—	(6,883)	—
Settlement of forward contracts held by Crosby Finance, LLC	—	13,775	—	41,367
Investment valuation impairment charges	(5,000)	(6,251)	(9,900)	(6,251)

Total (loss) income from investing activities	$(5,115)	$7,384	$(18,548)	$37,312

One of the Company’s investees is in the process of being sold to a third party, and based upon the anticipated selling price the Company reduced the carrying amount of its investment to the anticipated cash proceeds. Accordingly, the Company recorded an investment valuation impairment charge of $5,000 during the three months ended September 30, 2002. During the three months ending December 31, 2002, the Company may record adjustments to the loss on sale of this investment upon finalization of the terms of the sale.

In November 2000, the Company transferred 2,636,916 shares of VeriSign, Inc. (“VeriSign”) common stock, which were covered by three forward contracts (“Forwards”) and one variable delivery forward contract (“VDF”), to Crosby Finance, LLC, of which the Company is a 99% member. Crosby is a bankruptcy-remote qualified special purpose entity, established specifically to securitize the shares of VeriSign common stock. The contribution and the transfer have been accounted for as a sale under SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, the Company does not consolidate Crosby for accounting purposes. The counterparty to the VDF contract holds the remaining 1% interest in Crosby.

Under the VDF contract, the Company received cash proceeds upon execution of the contract, and committed to deliver 2,027,325 shares of VeriSign common stock to the counterparty in January 2006. In addition, the VDF contract entitles the Company to additional cash proceeds of up to $35,336 depending on the market price of VeriSign common stock on January 3, 2006. The closing price of VeriSign’s common stock on The Nasdaq National Market on September 30, 2002 was $5.05 per share. Unless the value of the VeriSign stock appreciates to at least $87.16 per share in January 2006, the Company will not be entitled to any cash proceeds from its remaining interest in Crosby.

At September 30, 2002 Crosby held 2,027,325 shares of VeriSign common stock and the VDF contract. Crosby has no liability or obligation to its members or to the counterparty to the VDF contract other than to deliver the shares of VeriSign common stock to the counterparty upon maturity of the VDF contract and to distribute the cash proceeds, if any, to its members. After settlement of the VDF in January 2006, Crosby will dissolve.

The Company’s 99% interest in Crosby was $130 and $7,025 at September 30, 2002 and December 31, 2001, respectively. The Company accounts for its investment in Crosby under the guidelines of EITF No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” Before the settlement of the Forwards, the Company used the retrospective interest method to account for the Company’s interest in Crosby as the Company believed it would recover a substantial amount of its interest. Any increases in the cost basis of the Company’s interest in Crosby, determined by applying the retrospective interest method, were recorded in interest income. Any changes in the fair value of the Company’s interest in Crosby were recorded in other comprehensive income in stockholders’ equity. In the fourth quarter of 2001, after the settlement of the last Forward, it became reasonably possible that the Company could lose all or substantially all of the value of its remaining interest, and therefore could no longer apply the retrospective interest method to its interest in Crosby. Accordingly, the Company is carrying its interest at fair value with all changes in fair value reported in income from investing activities in the statement of operations. Fair value of the Company’s interest in Crosby is being determined based on the fair value of Crosby’s right to potentially receive additional cash proceeds upon maturity of the VDF. The decline in the fair value of the Company’s interest in Crosby was $115 and $6,883 for the three and nine months ended September 30, 2002, respectively.

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

The gain recorded for financial reporting purposes upon contribution of the VDF contract to Crosby in 2000 has not been recognized for tax purposes, and accordingly, the Company recorded a $26,619 deferred tax liability. This deferred tax liability will reverse upon maturity of the VDF contract in 2006, and the gain will be included in the calculation of the Company’s taxable income for 2006. The recognition of that gain will result in a tax liability to the Company and may require the payment of cash to settle the tax liability.

5. Derivative Financial Instruments

The Company has entered into forward foreign currency contracts in order to hedge foreign currency market exposures associated with certain forecasted transactions. At September 30, 2002, the Company had outstanding foreign currency forward contracts with aggregate notional amounts of approximately $1,660, to hedge certain forecasted transactions. These contracts are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that qualify for hedge treatment must be reported as a component of other comprehensive income in stockholders’ equity. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, must be recognized currently in earnings.

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

At September 30, 2002, the Company’s forward foreign currency contracts, which qualify for hedge treatment, are outstanding for one to three months and are denominated in Australian dollars. No ineffectiveness was recognized for the nine months ended September 30, 2002 and accordingly, the fair values of the outstanding forward foreign currency contracts were recorded as a component of other comprehensive income in stockholders’ equity. Fair value of the outstanding forward foreign currency contracts was $29 at September 30, 2002 and have been included in accrued expenses and other liabilities in the condensed consolidated balance sheet.

6. Convertible Debentures

In October and November 2001, the Company issued 7% convertible subordinated debentures due October 17, 2004 with an aggregate principal amount of $80,000, which generated proceeds of $75,204, net of financing issuance costs. The debentures mature on October 17, 2004, unless redeemed earlier by the Company as described below or converted into the Company’s common stock at the holder’s option.

Interest is payable in cash semi-annually in arrears on January 1 and July 1 of each year at a fixed rate of 7% per annum. At any time and at their option, each holder may convert any outstanding debentures it holds into shares of the Company’s common stock at a conversion price of $13.745 per share, which upon conversion of all of the outstanding debentures would result in the issuance of approximately 5,820,298 shares of the Company’s common stock. The conversion price of the debentures may be adjusted under certain circumstances, such as events that would cause dilution of the debenture holder’s interest. The Company may redeem all or a portion of the debentures for cash at any time after October 17, 2002 as long as the arithmetic average of the weighted average price of the Company’s common stock on each trading day during the fifteen trading day period immediately before the election to redeem is at least 150% of the conversion price. The debentures are unsecured and are subordinated to all existing and future senior indebtedness. The agreements governing the convertible debentures contain covenants including restrictions on the Company’s ability to incur and guarantee additional debt. The covenants limit the amount of additional debt the Company may incur to the lesser of 30% of the Company’s consolidated stockholders’ equity or a total of $180,000 including the balance of the 7% convertible debentures outstanding.

In connection with the issuance of the convertible debentures, and as described in Note 8, the Company issued warrants on its common stock to the holders of the convertible debentures. The Company recorded the fair market value of the warrants as additional paid-in capital during the year ended December 31, 2001 and will amortize the fair market value through October 2004. In addition, in connection with the issuance of the 7% convertible debentures, the Company paid investment bank fees, legal fees and other financing costs of $4,796 which are being amortized through October 2004 using the straight-line method, which is not materially different from the effective interest rate method. Unamortized deferred financing costs of $3,263 are included in other assets on the condensed consolidated balance sheet at September 30, 2002. The carrying value of the 7% convertible debentures is as follows at September 30, 2002:

Principal amount of 7% convertible debentures	$80,000
Less: value of warrants	(4,149)
Add: accumulated accretion	1,280

Carrying value, September 30, 2002	$77,131

7. Line of Credit

The Company has a $10,000 line of credit with a major financial institution which expires on June 30, 2003, subject to annual extension provisions. Borrowing availability is reduced by letters of credit issued for purposes such as collateralizing real estate rental agreements. As of September 30, 2002 the Company had $8,249 of borrowing availability under this line of credit. Borrowings under this agreement will bear interest, at the Company’s option, at either fixed or variable rates linked to either the London Interbank Offered Rate or the Prime Rate. Borrowings will be collateralized by cash deposits of the Company.

8. Stockholders’ Equity

Common Stock Warrants – In connection with the issuance of its 7% convertible debentures in October and November 2001, the Company issued warrants on its common stock to the holders of the convertible debentures. The holders may exercise the warrants for an aggregate of 873,045 shares of the Company’s common stock at an exercise price of $13.745 per share. The exercise price of the warrants may be adjusted under certain circumstances, such as events that would cause dilution of the holder’s interest. The warrants were immediately exercisable upon issuance and expire on October 17, 2006. The fair value of the warrants of $4,149 was estimated using the Black-Scholes model with the following assumptions: risk free interest rate of 2.5%, expected life of 2.5 years, dividend yield of 0%, and expected volatility of 83%. The Company recorded the fair market value of the warrants as additional paid-in capital. As of September 30, 2002, none of the warrants had been exercised.

Put Options – At September 30, 2002 and 2001, the Company had zero and 3,000,000 shares of its common stock covered by put options outstanding, respectively. The Company received $7,565 from the sale of put options on its common stock during the nine months ended September 30, 2001. The proceeds were recorded as additional paid-in capital. The put options with strike prices in excess of the average closing market value of the Company’s common stock for the three and nine months ended September 30, 2001 would be considered dilutive. Accordingly, some of the put options outstanding at September 30, 2001 did have a dilutive effect on the calculation of earnings per share calculation for the nine months ended September 30, 2001.

9. Comprehensive Loss

Comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net (loss) income	$(8,220)	$(15,494)	$(46,981)	$7,569
Comprehensive loss, net of tax:
Holding gains (losses) arising during period	—	(1,759)	—	3,681
Less: reclassification adjustment for gains included in net income	—	(7,651)	—	(25,341)

Decrease in net unrealized gains on marketable securities	—	(9,410)	—	(21,660)

Foreign currency translation adjustments	(387)	(696)	(1,262)	(1,159)
Unrealized loss (gain) on foreign currency derivative instruments	58	(424)	4	(320)

Comprehensive loss	$(8,549)	$(26,024)	$(48,239)	$(15,570)

The tax benefit (expense) of holding gains and losses on marketable securities was $1,173 and $(2,454) for the three and nine months ended September 30, 2001, respectively.

10. Earnings (Loss) Per Share

Equity instruments that were considered antidilutive and therefore were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2002 include 17,221,232 shares of the Company’s common stock related to employee stock options, 5,820,298 shares of the Company’s common stock related to the convertible debentures and 873,045 shares of the Company’s common stock related to the common stock warrants. Equity instruments that were considered antidilutive and therefore were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2001 include 15,645,511 shares of the Company’s common stock related to employee stock options.

11. Restructurings

During 2001 and the nine months ended September 30, 2002, the Company initiated restructuring actions in order to consolidate certain operations, enhance operational efficiency and reduce expenses. The Company has monitored and assessed, and continues to monitor and assess, its facility obligations, real estate markets and its operating expenses. As the result of these ongoing assessments, the Company has taken additional restructuring charges or revised previous restructuring charges. These actions resulted in total restructuring charges of $19,956 and $29,803 for the year ended December 31, 2001 and the nine months ended September 30, 2002, respectively.

During the three months ended September 30, 2002 the Company recorded restructuring costs of $2,722, consisting of facility exit costs. Included in the third quarter 2002 restructuring charges are facility exit costs of $1,908 that arose due to revision of estimates used in previously recorded restructuring charges. The Company revised these estimates because of higher than anticipated costs associated with certain excess facilities. Other facility exit costs of $814 included in the third quarter of 2002 restructuring charge consist of up to 59 months of minimum lease payments due under certain excess facilities lease agreements.

During the second quarter of 2002, the Company recorded restructuring costs of $22,698, consisting of facility exit costs, impairment of leasehold improvements, costs associated with the transfer of certain Swedish assets and the business related to the assets to TFS Technology AB (“TFS”), and severance and other costs associated with the reduction of employee headcount. The second quarter of 2002 restructuring charges include facility exit costs of $10,245, consisting primarily of up to 26 months of minimum lease payments due under certain excess facilities lease agreements. The remaining unreserved lease commitments related to certain excess facilities amount to $27,007, and are payable through June 2009. Impairment of leasehold improvements of $5,081 consists primarily of certain excess facilities’ unamortized leasehold improvements that the Company believes will not be recoverable upon sublease of excess facilities. The Company transferred certain Swedish assets and the business related to the assets to TFS in exchange in part for TFS’s assumption of the liabilities related to the assets and associated business, including some of the Company’s support obligations and certain employees, and recorded $4,380 of costs associated with this transfer. The total number of employees included in this transfer were 76, of which 67 were employed in research and development and 9 were employed in general and administrative functions. Also included in restructuring charges for the second quarter of 2002 are severance costs of $2,992, which are for 84 employees, of which 9 were employed in manufacturing, customer operations and technical services, 27 were employed in research and development, 29 were employed in sales and marketing, and 19 were employed in general and administrative functions.

Included in the second quarter 2002 restructuring charges are costs of $12,048, which include facility exit costs of $6,967 and impairment of leasehold improvements of $5,081, that the Company incurred due to a revision of estimates used in previously recorded restructuring charges. The Company revised these estimates due to the continued deterioration in the commercial real estate market in the Boston metropolitan area.

During the first quarter of 2002, the Company recorded restructuring costs of $4,383, consisting of severance and other costs associated with the reduction of employee headcount, and facility exit costs. Facility exit costs of $3,840 resulted primarily from the losses incurred upon finalization of a sublease contract in excess of estimated losses previously recorded and the impairment of related leasehold improvements. The severance costs are for four sales and marketing employees.

During the fourth quarter of 2001, the Company recorded restructuring costs of $10,321, consisting of severance and other costs associated with the reduction of employee headcount, facility exit costs, consisting primarily of up to 18 months of minimum lease payments due under certain excess facilities lease agreements, prepaid license fees which were expensed when it was determined that they did not have future realizable value as a result of the Company’s exiting a planned service offering, and other direct costs. The severance costs are for 189 employees, of which 14 were employed in manufacturing, customer operations and technical services, 61 were employed in research and development, 67 were employed in sales and marketing, 40 were employed in general and administrative activities and 7 were employed in the RSA Capital segment.

During the third quarter of 2001, the Company recorded restructuring costs of $9,635, consisting of severance and other costs associated with the reduction of employee headcount, facility exit costs, consisting primarily of up to 18 months of minimum lease payments due under certain excess facilities lease agreements, impairment of leasehold improvements and other direct costs. The severance costs are for 131 employees, of which 19 were employed in manufacturing, customer operations and technical services, 49 were employed in research and development, 43 were in employed in sales and marketing, and 20 were employed in general and administrative activities.

Remaining costs accrued and unpaid for restructuring charges incurred during 2002 and 2001 were $19,431 at September 30, 2002 and were as follows:

	Facility Exit Costs	Asset Impairment	Severance Costs	Transfer of assets to TFS	Purchased Technology	Other Direct Costs	Total

Restructuring costs - third quarter 2001	$7,630	—	$1,805	—	—	$200	$9,635
Restructuring costs - fourth quarter 2001	1,782	—	4,070	—	$4,350	119	10,321

Total restructuring charges - 2001	9,412	—	5,875	—	4,350	319	19,956
Payments and write offs	(269)	—	(4,592)	—	$(4,350)	(7)	(9,218)

Balance at December 31, 2001	9,143	—	1,283	—	—	312	10,738
Restructuring costs - first quarter 2002	3,840	—	543	—	—	—	4,383
Restructuring costs - second quarter 2002	10,245	$5,081	2,992	$4,380	—	—	22,698
Restructuring costs - third quarter 2002	2,722	—	—	—	—	—	2,722
Payments and write offs	(7,299)	$(5,081)	(4,620)	(4,103)	—	(7)	(21,110)

Balance at September 30, 2002	$18,651	—	$198	$277	—	$305	$19,431

In 1999, the Company commenced and substantially completed consolidation of certain operations in order to enhance operational efficiency. The Company recorded facility exit costs consisting primarily of estimated shortfalls of sublease rental income compared to minimum lease payments due under a lease agreement. Remaining facility exit costs of approximately $347 were accrued and unpaid at September 30, 2002 and are expected to be paid through the first quarter of 2008.

The Company expects to pay the remaining restructuring costs accrued at September 30, 2002 as follows:

Three months ending December 31, 2002	$3,043
Year ending December 31, 2003	8,670
Year ending December 31, 2004	4,796
Year ending December 31, 2005	1,048
Year ending December 31, 2006 and thereafter	2,221

12. Segments

The Company has two reportable segments, e-Security Solutions and RSA Capital. The segments were determined primarily on how management views and evaluates the business. The operations of the e-Security Solutions segment consist of the sale of software licenses, hardware, maintenance and professional services through two product groups, Enterprise solutions and Developer solutions. Enterprise solutions include sales of RSA SecurID® authenticators, RSA ACE/Server® software, RSA Keon® software, RSA ClearTrust® software, and maintenance and professional services associated with these products. Developer solutions include sales of RSA BSAFE® encryption software and protocol products, RSA Keon components, and maintenance and professional services associated with these products.

The RSA Capital segment consists of the Company’s investment activities and was formed to make synergistic investments in both external and internal activities and technologies. The Company formed its RSA Capital segment in January 2000 during a period in which it perceived a favorable investment climate. Total expenses incurred in connection with the Company’s RSA Capital segment total zero and $3,531 for the three months ended September 30, 2002 and 2001, respectively, and $762 and $7,979 for the nine months ended September 30, 2002 and 2001, respectively, and have been included in (loss) income from operations.

Through its investment activities, the Company has historically made investments primarily in equity instruments of e-businesses and other technology companies. Also included in the Company’s investment activities is RSA Ventures, I, L.P. (“RSA Ventures”), the Company’s venture capital fund, in which the Company had invested approximately $35,274 as of September 30, 2002. The Company’s subscription to invest in RSA Ventures is $50,276, leaving a remainder of approximately $15,002 that the Company may invest, at its sole discretion, over the ten year life of RSA Ventures. The Company currently does not intend to use this amount for new investments but only for certain follow-on investments in companies in which RSA Ventures has already invested. Expenses incurred in connection with the Company’s investment activities are primarily for general and administration and management and professional fees, and are included in general and administrative expenses in the statements of operations. These expenses were zero and $1,209 for the three months ended September 30, 2002 and 2001, respectively, and were $232 and $3,507 for the nine months ended September 30, 2002 and 2001, respectively. At September 30, 2002 the Company had 11 investments with total carrying value of approximately $13,965 accounted for under the cost method and its investment in Crosby Finance, LLC, a qualified special purpose entity, with a carrying value of $130, accounted for at fair value, as described in Note 4.

Before the second quarter of 2002 the Company’s RSA Capital segment also included the New Emerging Security Technologies group (“NEST”). Through NEST the Company focused on investigating, developing and nurturing new ideas and technologies into operational businesses. The Company merged the costs associated with the NEST activities into its e-Security Solutions segment effective March 31, 2002, and therefore there were no NEST expenses included in the RSA Capital segment for the three months ended September 30, 2002. Costs of $2,321 and $3,971 for the three and six months ended September 30, 2001, respectively, and revenue of $68 for the six months ended September 30, 2001, related to the Company’s NEST activities and included in income (loss) from operations below, have been reclassified from the RSA Capital segment to the e-Security Solutions segment in order to conform to current period presentation. Expenses incurred in connection with NEST were zero and $2,322 for the three months ended September 30, 2002 and 2001, respectively, and $530 and $4,472 for the nine months ended September 30, 2002 and 2001, respectively, and have been included in (loss) income from operations. Expenses incurred in connection with NEST for the nine months ended September 30, 2002 and 2001 include general and administration expenses, as well as the operations of 3GI and Transindigo.

Certain expense items included in loss from operations that are not identifiable to the Company’s segments have been included in Other below, and total $5,259 and $38,335 for the three and nine months ended September 30, 2002, respectively. These expense items for the nine months ended September 30, 2002 include amortization of intangible assets of $7,387 arising from the Company’s acquisitions of Securant, Xcert, 3GI and Transindigo during 2001, restructuring charges of $29,803 as described in Note 11, and $1,145 of costs incurred during the transition period prior to the transfer of certain Swedish employees and assets to TFS in the second quarter of 2002.

Certain expense items included in income (loss) from operations that are not identifiable to the Company’s segments have been included in Other below, and total $18,183 and $32,579 for the three and nine months ended September 30, 2001, respectively. These expense items for the nine months ended September 30, 2001 include items expensed in connection with the February 2001 acquisition of Xcert, which include the write off of prepaid license fees of $5,221 and stock option compensation expense of $751, and costs arising from the Company acquisitions of Xcert, 3GI and Transindigo, which include IPR&D of $7,891 and amortization of intangible assets of $8,081. Other expenses for the nine months ended September 30, 2001 included in Other below include restructuring charges of $9,635 as described in Note 11, and the write off of $1,000 in connection the cancellation of the Company’s 2001 annual European security conference, RSA Conference Europe.

The tables below present information about the Company’s reportable segments for the nine months ended September 30, 2002 and 2001:

	Nine Months Ended September 30, 2002				Nine Months Ended September 30, 2001

	e-Security Solutions	RSA Capital	Other	Consolidated	e-Security Solutions	RSA Capital	Other	Consolidated

Revenue	$171,063	—	—	$171,063	$219,704	—	—	$219,704

Income (loss) from operations	$(10,384)	$(762)	$(38,335)	$(49,481)	$9,003	$(3,940)	$(32,579)	$(27,516)

Interest income (expense) and other	$(3,998)	—	$(2,233)	$(6,231)	$7,520	$479	—	$7,999

(Loss) income from investing activities	—	$(18,548)	—	$(18,548)	—	$37,312	—	$37,312

Depreciation and amortization	$12,635	—	$7,387	$20,022	$10,730	—	$8,081	$18,811

Identifiable assets	$451,376	$21,686	—	$473,062	$481,657	$58,237	—	$539,894

The tables below present information about the Company’s reportable segments for the three months ended September 30, 2002 and 2001:

	Three Months Ended September 30, 2002				Three Months Ended September 30, 2001

	e-Security Solutions	RSA Capital	Other	Consolidated	e-Security Solutions	RSA Capital	Other	Consolidated

Revenue	$59,028	—	—	$59,028	$62,583	—	—	$62,583

Income (loss) from operations	$78	—	$(5,259)	$(5,181)	$(11,362)	$(1,209)	$(18,183)	$(30,754)

Interest income (expense) and other	$(1,207)	—	$(744)	$(1,951)	$1,401	—	—	$1,401

(Loss) income from investing activities	—	$(5,115)	—	$(5,115)	—	$7,384	—	$7,384

Depreciation and amortization	$3,984	—	$2,537	$6,521	$4,031	—	$3,798	$7,829

Identifiable assets	$451,376	$21,686	—	$473,062	$481,657	$58,237	—	$539,894

The Company’s operations are conducted throughout the world. Operations in the United States represent more than 10% of revenue and loss from operations. The Company’s operations in other countries have been grouped by regional area below. The following tables present information about e-Security Solutions segment revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Product and service groups
Enterprise solutions	$53,444	$53,111	$151,729	$175,243
Developer solutions	5,584	9,472	19,334	44,461

	$59,028	$62,583	$171,063	$219,704

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Geographic areas
United States	$36,991	$34,874	$102,743	$127,499
Europe and other	17,469	19,742	51,947	70,733
Asia Pacific	4,568	7,967	16,373	21,472

	$59,028	$62,583	$171,063	$219,704

The tables below present information about the Company’s long lived assets by regional area:

	At September 30, 2002

	Total	United States	Europe and Other	Asia Pacific

Property and equipment, net	$79,224	$47,571	$28,322	$3,331
Goodwill, net	194,853	194,853	—	—
Intangible assets, net	21,686	21,686	—	—
Other assets	5,767	3,909	148	1,710

	At September 30, 2001

	Total	United States	Europe and Other	Asia Pacific

Property and equipment, net	$81,343	$48,474	$29,268	$3,601
Goodwill, net	188,690	188,690	—	—
Intangible assets, net	38,782	38,782	—	—
Other assets	8,132	6,088	192	1,852

13. Litigation

By notice dated January 23, 2002, the Securities and Exchange Commission notified the Company that it was conducting a formal investigation of (1) the Company’s disclosure of a change in its method for estimating its distributor revenue in the first quarter of 2001, and (2) trading in its common stock. On or about July 11, 2002, the SEC staff notified the Company and some of its officers that the staff was considering seeking permission from the SEC to commence a civil injunctive proceeding against them, and that the Company and the officers could submit a written statement explaining why no such proceeding should be commenced. The Company and those officers submitted such a statement in August 2002, and are waiting for the SEC’s response. The Company and the officers are continuing to cooperate with the SEC to resolve this matter.

On or about February 2, 2001, Leon Stambler filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., First Data Corporation, Openwave Systems Inc., and Omnisky Corporation, Case Number 01-0065. In September 2001, Mr. Stambler amended his complaint to add Certicom Corp. as an additional defendant. The suit has been stayed against Omnisky due to Omnisky’s bankruptcy, and Openwave and Certicom have settled with Mr. Stambler; therefore, only RSA Security, VeriSign and First Data remain as defendants. In his complaint, Mr. Stambler alleges that certain products marketed by each of the defendants infringe various patents that he owns, and he seeks monetary damages as well as a preliminary and permanent injunction enjoining the defendants from infringing the claims asserted. The parties are preparing for an upcoming court hearing regarding claim construction and motions for summary judgment, scheduled for January 2003. Although the Company believes that Mr. Stambler’s claims are without merit and intends to defend the lawsuit vigorously, the Company cannot predict the ultimate outcome of this matter. However, the Company believes that the disposition of this matter will not have a material adverse effect on its continuing operations and consolidated financial position.

On or about July 17, 2001, Digital Privacy, Inc. filed a complaint for patent infringement in the U.S. District Court for the Eastern District of Virginia against RSA Security, Case Number 2:01cv529. In its complaint, Digital Privacy alleged that certain products of 3-G International, Inc., a private company that the Company acquired in May 2001, infringed various patents that Digital Privacy owns, and Digital Privacy sought unspecified damages as well as a permanent injunction enjoining the Company from infringing the claims asserted. On April 5, 2002, the court granted the Company’s motion for summary judgment and dismissed the case. In May 2002, Digital Privacy appealed the dismissal. The Company believes that all costs and expenses of this lawsuit that it has incurred to date, including attorneys’ fees, any settlement amount and the amount of any damages ultimately determined by the court, are covered by a $3,000 escrow fund set aside from the Company’s purchase of 3-G International in May 2001. However, the 3-G International stockholder representative is disputing the Company’s right to recover certain amounts from the escrow fund. On or about August 1, 2002, the Company filed a demand for arbitration before the American Arbitration Association in Boston, Massachusetts, to obtain a determination that it is entitled to recover substantially the full amount of the escrow fund. The arbitration is scheduled to take place in November 2002. The Company believes that the disposition of this matter will not have a material adverse effect on its continuing operations and consolidated financial position.

On or about December 11, 2001, Franklin C. Luyster filed a complaint for patent infringement in U.S. District Court for the District of Massachusetts against RSA Security, Case Number 01-12178WGY. In his complaint, Mr. Luyster alleged that some of the Company’s products infringed two patents that he owns. Mr. Luyster sought unspecified damages, as well as preliminary and permanent injunctions enjoining the Company from infringing the claims asserted. On September 10, 2002, the Company signed a settlement agreement with Mr. Luyster in which it agreed to remove all implementations of the RC6 block cipher encryption algorithm from its RSA BSAFE toolkit products in exchange for Mr. Luyster’s releasing the Company and its customers from all liability. In September 2002, as part of the settlement, Mr. Luyster filed a motion with the U.S. District Court to dismiss the lawsuit. The Company believes that the removal of the RC6 encryption algorithm will not have a material adverse effect on the market for its RSA BSAFE toolkit products.

On or about December 20, 2001, France Telecom and Telediffusion de France (“FT”) filed a Request for Arbitration with the International Court of Arbitration. FT claims that the Company exceeded the scope of a 1992 patent license agreement between RSA Data Security, Inc., a company the Company acquired in 1996, and Centre Commun d’Etudes de Telediffusion et Telecommunications, a predecessor in interest to FT. FT seeks unspecified damages including payment of a $20,000 advance, plus the legal fees and other costs associated with the arbitration. The Company believes that FT’s claims are without merit and intends to defend the arbitration vigorously. In a related matter, FT has also filed a patent infringement suit in Delaware against Novell, Inc., one of the Company’s licensees. In August 2002, the Company signed a letter agreement with Novell agreeing that if a court requires Novell to pay FT damages, the Company will reimburse Novell for 50% of such damages, up to a maximum payment of $2,500 by the Company. If the damages payable by Novell exceed $5,000, then the indemnification provisions of the Company’s license agreement with Novell will govern the Company’s indemnification obligations. Although the Company believes that FT’s claims against Novell are without merit, the Company cannot predict the ultimate outcome of this matter. However, the Company believes that neither the disposition of its arbitration with FT nor the disposition of the litigation between Novell and FT will have a material adverse effect on its continuing operations and consolidated financial position.

From time to time, the Company has been named as a defendant in other legal actions arising from its normal business activities, which the Company believes will not have a material adverse effect on it or on its business.

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

Overview

RSA Security Inc. is a leading provider of electronic security, or e-security, solutions. Our products are designed to help organizations ensure the authenticity of the people, devices and transactions involved in electronic business, or e-business. We believe that through our product lines we directly address the most critical e-security requirements for e-business. We sell our two-factor user authentication, Web access management and encryption products and solutions to corporate enterprise users seeking turnkey security solutions, and to original equipment manufacturers and developers seeking software development components for embedding security in a range of software applications or hardware devices.

We conduct our business in two segments: e-Security Solutions and RSA Capital. Through our e-Security Solutions segment, we derive our operating revenue primarily from two distinct product groups: Enterprise solutions, which includes RSA SecurID® authenticators, RSA ACE/Server® software, RSA ClearTrust® software, RSA Keon® software, and maintenance and professional services for those products, and Developer solutions, which includes RSA BSAFE® encryption software and protocol products, RSA Keon components, and maintenance and professional services for those products.

Typically, our Enterprise solutions customers place an initial order for a limited number of users, for either our RSA SecurID authenticators or any of our software products. As the use of our products grows within the enterprise, our customers may place additional orders with us to add more users. As authenticators expire, typically three to four years after their initial purchase, our customers may order additional replacement authenticators. In most cases, the customer will also enter into a customer support agreement with us at the time of initial purchase and renew this support agreement annually. We typically base our RSA ACE/Server, RSA Keon and RSA ClearTrust software license fees on the number of users authorized under each customer’s license.

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

We have contracted with outside manufacturing organizations to produce our RSA SecurID authenticators, and many of our products contain technology that is licensed from third parties. Our cost of revenue consists primarily of costs associated with the manufacture and delivery of RSA SecurID authenticators and royalty fees that we pay for the licensed technology. Cost of revenue also includes professional service, customer support, and production costs. Production costs include the programming labor, shipping, inspection and quality control functions associated with the RSA SecurID authenticators.

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

Our RSA Capital segment consists of our investment activities, and was formed to make synergistic investments in both external and internal activities and technologies. Through our investment activities, we have historically made investments primarily in equity instruments of e-businesses and other technology companies. At September 30, 2002, we held investments in 11 private companies which we account for under the cost method. When we hold investments in public companies, we account for them as available for sale marketable securities, so long as our ownership does not exceed 20%. Also included in our investment activities is RSA Ventures, our venture capital fund, in which we had invested $35.3 million as of September 30, 2002. Our subscription to invest in RSA Ventures is $50.3 million, leaving a remainder of $15.0 million that we may invest, at our sole discretion, over the ten year life of RSA Ventures. We currently do not intend to use this amount for new investments, but only for certain follow on investments in companies in which RSA Ventures has already invested. Expenses incurred in connection with our investment activities are primarily for general and administration and management and professional fees.

Also included in our RSA Capital segment is our interest in Crosby Finance, LLC (“Crosby”), a qualified special purpose entity. Crosby was established specifically to own the shares of VeriSign, Inc. (“VeriSign”) common stock, three forward contracts (“Forwards”) and one variable delivery forward (“VDF”) contract, which we contributed to Crosby on November 27, 2000. At September 30, 2002 Crosby held 2,027,325 shares of VeriSign and the VDF contract. Crosby has no liability or obligation to its members or to the counterparty to the VDF contract other than the delivery of the shares of VeriSign common stock it owns to the counterparty upon maturity of the VDF contract in January 2006 and the distribution of cash proceeds, if any, to its members. We are not responsible for any of the financial obligations of Crosby to its creditors. After the settlement of the VDF and distribution of cash proceeds, if any, Crosby will dissolve. Information on our investment in Crosby Finance, LLC may be found in Note 4 of the Notes to Condensed Consolidated Financial Statements.

Before the second quarter of 2002 our RSA Capital segment also included our New Emerging Security Technologies group, or NEST. Through NEST we focused on investigating, developing and nurturing new ideas and technologies into operational businesses. We merged the costs associated with the NEST activities into our e-Security Solutions segment prior to the second quarter of 2002, and therefore there were no NEST expenses included in the RSA Capital segment for the three months ended September 30, 2002. Expenses incurred in connection with NEST activities included general and administration expenses, as well as the operations of 3-G International, Inc. (“3GI”) and Transindigo Inc (“Transindigo”).

Information on our segments may be found in Note 12 of the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed for the year ended December 31, 2001. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, sales returns, allowance for doubtful accounts, investments, intangible assets, income taxes, financing operations, warranty obligations, restructurings, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, our actual results could differ from those estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Revenue Recognition – We derive our revenue primarily from two sources: sales of products, including hardware and software licenses, and services, including maintenance, support and professional services. Management must make and use significant judgments and estimates in connection with the revenue recognized in any reporting period. The amount and timing of our revenue for any period may materially differ if our management made different judgments or utilized different estimates in establishing our allowance for sales returns.

Revenue from the sale of products is recognized in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain

Transactions,” as amended and interpreted. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. Revenue is reduced by provisions for estimated sales returns.

For all sales, we use a binding contract, purchase order or another form of documented agreement as evidence of an arrangement with the customer. Sales to our distributors are evidenced by a master agreement governing the relationship, together with binding purchase orders on a transaction-by-transaction basis.

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

In our arrangements with our customers, we generally do not include acceptance provisions, which would give the customer the right to accept or reject the product after we ship it. However, if an arrangement includes an acceptance provision, revenue is recognized upon the customer’s acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition when Right of Return Exists,” we recognize revenue upon shipment of product to stocking distributors for sales to distributors who have only limited return rights, and record a sales return reserve to provide for estimated product returns.

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

Allowance for Sales Returns – We record allowances for estimated sales returns and allowances on products and maintenance and professional service related revenue in the same period as the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data, current economic trends, product line and customer industry and other known factors. Our historical experience with sales returns varies by product line depending on the customer’s industries and markets. We must make significant judgments and estimates in connection with establishing the allowances for estimated sales returns in any reporting period. The amount and timing of our revenue for any reporting period may materially differ if actual sales returns and allowances exceed our estimates.

Allowance for Doubtful Accounts– We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations, changes in our customer payment terms, and other known factors when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on our financial position and results of operations.

Valuation of Goodwill and Other Intangible Assets – In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and earnings and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. We will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. Fair value is determined generally based on a market multiple valuation method. Any such impairment charge could be significant and could have a material adverse effect on our consolidated financial position and results of operations. At September 30, 2002, we had approximately $216.5 million of goodwill and other intangible assets which accounted for approximately 46% of our total assets.

The adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to analyze the carrying value of goodwill and other intangible assets for impairment issues on an annual basis under a two step process. The first step tests for impairment, and the second step (if necessary) measures impairment. Goodwill and intangible assets are included in our e-Security Solutions segment, which contains one reporting unit (“Reporting Unit”). We completed the transitional intangible asset impairment test as of January 1, 2002, by comparing the carrying amount of the Reporting Unit to the estimated fair value of the Reporting Unit. Estimated fair value of the Reporting Unit was determined based upon independent appraisal using the market multiple valuation method. As of January 1, 2002 the fair value of the Reporting Unit was greater than the carrying amount of the Reporting Unit. Therefore, the intangible asset impairment test performed as of January 1, 2002 did not result in an impairment of our goodwill.

We expect to perform the required annual intangible asset impairment test during the fourth quarter of 2002. The results of this test could result in a decrease to the carrying value of goodwill and intangible assets during the fourth quarter of 2002 and could have a material effect on our results of operations and consolidated financial position.

Long-Term Investments – Our long-term investments include investments in preferred and common stock of privately held companies and our interest in Crosby Finance, LLC, a qualified special purpose entity. At September 30, 2002, we had approximately $14.1 million of long-term investments which included $14.0 million for investments in preferred and common stock of privately held companies and $0.1 million for our interest in Crosby. We carry our investments in privately held companies at cost less impairment charges. We regularly consider available evidence in evaluating potential impairment of our privately held investments. Because no public market exists for these investments, we estimate their value based on potential financing valuations and the investees’ forecasted financial performance, as well as the external markets for these types of investments. The recoverability of long-term assets in investments in privately held companies is assessed by comparing the undiscounted cash flows expected to be generated by the assets to the carrying value of the assets. If the sum of the undiscounted cash flows is less than the carrying value of the assets, we must recognize an impairment charge. If the assumptions and estimates used in assessing the recoverability of these investments are not accurate, or adverse changes in market conditions occur, or forecasts are not met, we may have to record additional impairment charges that we have not previously recognized. During the first nine months of 2002, we recognized impairment losses of $9.9 million related to our long-term investments in privately held companies due primarily to forecasted and recorded financing transactions of certain investees.

We account for our investment in Crosby under Emerging Issues Task Force (“EITF”) Issue No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” We are carrying our interest in Crosby at fair value with all increases and decreases in fair value reported in income from investing activities. Fair value is being determined based on the fair value of Crosby’s right to potentially receive additional cash proceeds upon maturity of the VDF contract. At September 30, 2002, our interest in Crosby had a fair value of $0.1 million, and is included in investments as a long-term asset. Should the fair value of our investment in Crosby decrease, we would incur a pretax charge of up to $0.1 million, which would be included in income from investing activities in the statement of operations.

Restructurings – During the first nine months of 2002 and the years ended December 31, 2001 and 1999, we initiated consolidation of certain operations in order to enhance operational efficiency, and recorded significant restructuring charges in connection with these consolidations. Restructuring charges were $29.8 million and $20.0 million for the nine months ended September 30, 2002 and year ended December 31, 2001, respectively. Included in the restructuring charges in the nine months ended September 30, 2002 are facility exit costs of $21.9 million which represents estimated shortfalls of sublease rental income compared to lease payments due under certain excess facilities lease agreements, impaired leasehold improvements, and other associated facilities expenses. Estimates related to sublease income are based on assumptions regarding the period required to locate and contract with suitable subleasees and are based on market trend information analysis in order to estimate sublease rental rates. If the assumptions for these estimates change due to changes in the market, or due to the terms of sublease agreements obtained, the ultimate restructuring expenses for these facilities could vary by material amounts, and could cause us to record additional restructuring charges in future reporting periods. Included in the third quarter 2002 restructuring charges are facility exit costs of $1.9 million, which arose due to a revision of estimates used in previously recorded restructuring charges. These estimates were revised due to higher than anticipated costs associated with certain excess facilities.

During the fourth quarter of 2002 we expect to continue our assessment of our facilities and the real estate market and our operating expenses. The result of these assessments may result in additional restructuring charges for facilities and other costs during the fourth quarter of 2002, which could have a material effect on our results of operations and consolidated financial position.

Results of Operations

The following table sets forth income and expense items as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenue
Products	73.4	75.2	72.6	79.9
Maintenance and professional services	26.6	24.8	27.4	20.1

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue
Products	15.2	13.6	14.4	13.8
Maintenance and professional services	9.2	11.5	9.7	9.9

Total cost of revenue	24.4	25.1	24.1	23.7

Gross profit	75.6	74.9	75.9	76.3

Costs and expenses
Research and development	22.1	25.7	24.7	20.3
Marketing and selling	40.3	53.8	45.2	43.1
General and administrative	13.1	16.9	13.2	13.7
Restructurings	4.6	15.5	17.4	4.4
Amortization of intangible assets	4.3	6.1	4.3	3.7
In process research and development	—	6.0	—	3.6

Total	84.4	124.0	104.8	88.8

Loss from operations	(8.8)	(49.1)	(28.9)	(12.5)
Interest (expense) income and other	(3.2)	2.2	(3.6)	3.6
(Loss) income from investing activities	(8.7)	11.8	(10.9)	17.0

(Loss) income before (benefit) provision for income taxes	(20.7)	(35.1)	(43.4)	8.1
(Benefit) provision for income taxes	(6.8)	(10.3)	(15.9)	4.7

Net (loss) income	(13.9)%	(24.8)%	(27.5)%	3.4%

Revenue
The following tables set forth the amount, percentage of total revenue and percentage increase (decrease) of our revenue by product group, product type and product division for the three and nine months ended September 30, 2002 and 2001:

($ in millions)	Three Months Ended September 30, 2002		Three Months Ended September 30, 2001		Percentage Increase

	Revenue	Percentage	Revenue	Percentage	(Decrease)

Product group:
Enterprise solutions	$53.4	90.6%	$53.1	84.9%	0.7%
Developer solutions	5.6	9.4%	9.5	15.1%	(41.4)%

Total	$59.0	100.0%	$62.6	100.0%	(5.7)%

Product type:
Authenticators	$29.3	49.7%	$28.4	45.3%	3.5%
Software products	14.0	23.7%	18.7	29.9%	(25.3)%
Maintenance and professional services	15.7	26.6%	15.5	24.8%	1.3%

Total	$59.0	100.0%	$62.6	100.0%	(5.7)%

Product division:
Authentication products	$51.7	87.6%	$52.4	83.7%	(1.3)%
Encryption products	5.3	9.0%	9.2	14.7%	(41.7)%
Web access management products	2.0	3.4%	1.0	1.6%	94.4%

Total	$59.0	100.0%	$62.6	100.0%	(5.7)%

($ in millions)	Nine Months Ended September 30, 2002		Nine Months Ended September 30, 2001		Percentage Increase

	Revenue	Percentage	Revenue	Percentage	(Decrease)

Product group:
Enterprise solutions	$151.8	88.7%	$175.2	79.8%	(13.4)%
Developer solutions	19.3	11.3%	44.5	20.2%	(56.6)%

Total	$171.1	100.0%	$219.7	100.0%	(22.1)%

Product type:
Authenticators	$80.4	47.0%	$92.0	41.9%	(12.6)%
Software products	43.9	25.6%	83.6	38.0%	(47.6)%
Maintenance and professional services	46.8	27.4%	44.1	20.1%	6.2%

Total	$171.1	100.0%	$219.7	100.0%	(22.1)%

Product division:
Authentication products	$147.4	86.1%	$175.8	80.0%	(16.1)%
Encryption products	18.3	10.7%	42.9	19.5%	(57.5)%
Web access management products	5.4	3.2%	1.0	0.5%	426.3%

Total	$171.1	100.0%	$219.7	100.0%	(22.1)%

Revenue of $1.2 million for the nine months ended September 30, 2002 and revenue of $2.3 million and $9.8 million for the three and nine months ended September 30, 2001, respectively, has been reclassified from the authentication products division to the encryption products division in order to conform to current period presentation.

The following tables set forth the amount, percentage of total revenue and percentage increase (decrease) of revenue by regional area for the three and nine months ended September 30, 2002 and 2001:

($ in millions)	Three Months Ended September 30, 2002		Three Months Ended September 30, 2001		Percentage Increase (Decrease)

	Revenue	Percentage	Revenue	Percentage

United States	$37.0	62.7%	$34.9	55.7%	6.1%
Europe and other	17.4	29.6%	19.7	31.5%	(11.5)%
Asia Pacific	4.6	7.7%	8.0	12.8%	(42.7)%

Total	$59.0	100.0%	$62.6	100.0%	(5.7)%

	Nine Months Ended		Nine Months Ended
($ in millions)	September 30, 2002		September 30, 2001		Percentage
					Increase
	Revenue	Percentage	Revenue	Percentage	(Decrease)

United States	$102.8	60.0%	$127.5	58.0%	(19.4)%
Europe and other	51.9	30.4%	70.7	32.2%	(26.6)%
Asia Pacific	16.4	9.6%	21.5	9.8%	(23.7)%

Total	$171.1	100.0%	$219.7	100.0%	(22.1)%

We believe the decreases in total revenue for the three and nine months ended September 30, 2002 as compared to the same periods of 2001 are primarily due to the continued decline in information technology spending by our existing and prospective customers due to the uncertainty of the economy.

Revenue from sales of RSA SecurID authenticators increased 3.5% in the third quarter of 2002 as compared to the third quarter of 2001. We believe this increase can primarily be attributed to a $1.6 million order for smart card readers we shipped during the third quarter of 2002. We believe our RSA SecurID authentication product line generates and will continue to generate substantial revenue for us despite the recent and continued downsizing of businesses.

Our authentication products revenue includes revenue from our RSA Keon product line for all periods presented. RSA Keon revenue decreased in the first nine months of 2002 as compared to the same period of 2001. We believe that RSA Keon products revenue decreased for the nine months ended September 30, 2002 as compared to the same periods of 2001 due primarily to our customers delaying the implementation of large infrastructure information technology projects.

We sold approximately 657,000 and 1,897,000 RSA SecurID authenticator units in the third quarter and first nine months of 2002, respectively, which represents a 2.5% increase and 8.4% decrease from the same periods of 2001, respectively. The decrease in number of units sold along with a 4.6% decrease in the average selling price in the first nine months of 2002 as compared to the first nine months of 2001 contributed to the decreased revenue from our RSA SecurID authentication product line. The decrease in the average selling price can be attributed to an increase in the number of larger volume transactions during the first nine months of 2002 as compared to the first nine months of 2001.

We believe that the decrease in Developer solutions and encryption revenue was primarily attributable to a decrease in the number of technology companies funding development and in the development of new information technology products, as well as the availability of free, “open source” products that compete with our RSA BSAFE product line. We believe revenue from sales of encryption products to enterprise customers has contributed, and will continue to contribute, to our Developer solutions revenue, and we therefore expect that our encryption revenue will continue to account for approximately 10% of our total revenue.

Web access management revenue accounted for 3.4% and 3.2% of total revenue for the three and nine months ended September 30, 2001. We believe, despite a highly competitive market, that our Web access management revenue will continue to contribute approximately the same percentage of our total revenue for the fourth quarter of 2002.

We believe that as the government proceeds with its agenda of increasing awareness of cyber-security issues, we will benefit with increased revenue. We believe the government sector of our business may increase in the future as government agencies seek e-security partners in order to execute their cyber-security agenda. We also believe that when and if information technology spending increases from the current rates of spending we will benefit with increased revenue. We believe our product revenue will increase if businesses continue the trend toward permitting remote access to internal resources and Web-enabling existing applications.

We believe maintenance revenue increased in the third quarter and first nine months of 2002 as compared to the same periods of 2001 due to continued renewals of annual maintenance contracts from sale of products in prior periods.

Gross Profit
The following tables set forth the gross profit and gross margin for products and maintenance and professional services for the three and nine months ended September 30, 2002 and 2001:

($ in millions)	Three Months Ended September 30, 2002		Three Months Ended September 30, 2001

	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Products	$34.3	79.2%	$38.6	81.9%
Maintenance and professional services	10.3	65.4%	8.3	53.4%

Total	$44.6	75.6%	$46.9	74.9%

($ in millions)	Nine Months Ended September 30, 2002		Nine Months Ended September 30, 2001

	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Products	$99.6	80.2%	$145.3	82.7%
Maintenance and professional services	30.2	64.5%	22.3	50.6%

Total	$129.8	75.9%	$167.6	76.3%

Included in gross profit for products for the third quarter of 2002 is a $1.6 million order from a federal government agency for smart card readers with a gross margin of less than 10%. Excluding this order, gross margin for products was 82.0% for the third quarter of 2002 as compared to gross margin for products of 81.9% for the third quarter of 2001. While the smart card reader order did decrease our gross margin for products in the third quarter of 2002, we believe it represents an important step towards a long range goal of increasing our government sector business.

Excluding the order for smart card readers, gross margin for products was 81.2% for the first nine months of 2002. Included in the gross margin for products for the first nine months of 2001 is a one time write off of prepaid royalties of $5.2 million. These prepaid royalties were expensed to cost of product revenue when it was determined that they may not have future realizable value as a result of our acquisition of Xcert International, Inc. (“Xcert”) in February 2001. Excluding the prepaid royalties, total gross margin for products was 85.7% for the first nine months of 2001. We believe that, excluding the smart card reader order and the prepaid royalties, the decrease in gross margin for products for the first nine months of 2002 as compared to the same period of 2001 can be primarily attributed to the decrease in our software revenue. We believe software products have higher gross margins than other product types, and a decrease in software revenue would cause our gross margin for products to decrease.

We believe the increase in gross profit from maintenance and professional services in the third quarter and first nine months of 2002 as compared to the same periods of 2001 was primarily attributable to increased maintenance revenue achieved on decreased customer support costs. Customer support costs decreased due to cost reduction programs implemented since the third quarter of 2001.

We expect to maintain total gross margins of between 76% and 78% in the fourth quarter of 2002.

Research and Development
Total research and development expenses decreased 19.0% in the third quarter of 2002 to $13.0 million from $16.1 million in the third quarter of 2001, and represented 22.1% of total revenue for the third quarter of 2002. Total research and development expenses decreased 5.1% in the first nine months of 2002 to $42.3 million from $44.5 million in the first nine months of 2001, and represented 24.7% of total revenue for the first nine months of 2002. For the third quarter of 2002 as compared to the third quarter of 2001 approximately $2.1 million of the decrease in research and development expenses was from decreased payroll, overheard and consulting expenses associated with our reduced workforce, and approximately $1.0 million of the decrease was due to reduction of expenses associated with our RSA Capital segment.

Marketing and Selling
Total marketing and selling expenses decreased 29.5% in the third quarter of 2002 to $23.8 million from $33.7 million in the third quarter of 2001, and represented 40.2% of total revenue for the third quarter of 2002. Total marketing and selling expenses decreased 18.4% in the first nine months of 2002 to $77.3 million from $94.7 million in the first nine months of 2001, and represented 45.2% of total revenue for the first nine months of 2002. For the third quarter of 2002 as compared to the third quarter of 2001 approximately $2.8 million of the decrease in marketing and selling expenses was from decreased payroll expenses associated with our reduced workforce, approximately $3.3 million of the decrease was from decreased spending on marketing programs, approximately $3.4 million of the decrease was from a reduction in bad debt expense, approximately $0.2 million of the decrease was due to reduction of expenses associated with our RSA Capital segment, and approximately $0.5 million of the decrease was from decreased commission expense due to decreased revenue. These decreases were partially offset by an increase of approximately $0.3 million for increased overhead costs. We believe the decrease in total marketing and selling expenses in the third quarter and first nine months of 2002 as compared to the same periods of 2001 are due to the cost reduction measures implemented during 2001 and 2002.

General and Administrative
Total general and administrative expenses decreased 27.3% in the third quarter of 2002 to $7.7 million from $10.6 million in the third quarter of 2001, and represented 13.1% of total revenue for the third quarter of 2002. Total general and administrative expenses decreased 25.4% in the first nine months of 2002 to $22.5 million from $30.2 million in the first nine months of 2001, and represented 13.2% of total revenue for the first nine months of 2002. Included in total general and administrative expenses for the third quarter of 2002 and 2001 were zero and $2.2 million, respectively, of general and administrative costs associated with our RSA Capital segment, including its NEST group and investment activities. For the third quarter of 2002 as compared to the third quarter of 2001 approximately $1.6 million of the decrease in general and administration expenses was from decreased payroll and overhead costs associated with our reduced workforce, and approximately $2.2 million of the decrease was from decreased expenses relating to our RSA Capital segment. These decreases were partially offset by an increase of approximately $0.9 million for professional fees incurred in connection with on-going litigation. We believe the decrease in total general and administrative expenses in the third quarter and first nine months of 2002 as compared to the same periods of 2001 are due to the cost reduction measures implemented during 2001 and 2002.

New Accounting Pronouncements/Policies
SFAS No. 141 and No. 142 – We adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, except with respect to the acquisition of Securant Technologies, Inc. (“Securant”) to which we applied the provisions of SFAS No. 141 and No. 142 on September 4, 2001 (the date of acquisition). SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, and eliminates the pooling of interests method. In addition, SFAS No. 141 further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 requires that amortization of goodwill and indefinite lived intangible assets be discontinued and instead be evaluated at least annually for impairment under a two step process. Intangible assets with finite lives continue to be amortized over their useful lives.

We completed our transitional intangible asset impairment test as of January 1, 2002, the date of adoption of SFAS No. 142. Goodwill and intangible assets are included in our e-Security Solutions segment, which contains one Reporting Unit. The intangible asset impairment test compared the carrying amount of the Reporting Unit to the estimated fair value of the Reporting Unit. Estimated fair value of the Reporting Unit was determined based upon independent appraisal using the market multiple valuation method. As of the January 1, 2002 transitional intangible asset impairment test, the fair value of our Reporting Unit was greater than the carrying amount of the Reporting Unit. Therefore, the transitional intangible asset impairment test performed as of January 1, 2002 did not result in an impairment of our goodwill.

We expect to perform the required annual intangible asset impairment test during the fourth quarter of every year, unless required to perform an interim impairment test due to events or circumstances that would more likely than not reduce the fair value of the Reporting Unit below its carrying amount. Accordingly, we expect to perform an intangible asset impairment test as of November 30, 2002. The results of the annual intangible asset impairment test could result in a decrease to the carrying value of goodwill and intangible assets during the fourth quarter of 2002 and could have a material effect on our results of operations and consolidated financial position.

As a result of our adoption of SFAS No. 142 on January 1, 2002, we reclassified in-place workforce related intangible assets into goodwill, resulting in an increase to goodwill and a decrease to intangible assets of $8.3 million. Upon reclassification of in-place workforce related intangible assets to goodwill and the determination of indefinite lived intangible assets, we reversed the deferred tax liabilities related to these intangible assets. This reversal resulted in a decrease to goodwill and deferred tax liabilities of $3.1 million.

In addition, as a result of our adoption of SFAS No. 142, we discontinued amortizing all existing goodwill and indefinite lived intangible assets and did not record any related amortization expense after January 1, 2002. Had the goodwill and indefinite lived intangible assets recorded in connection with the acquisitions of Xcert, 3GI and Transindigo been amortized during the three and nine months ended September 30, 2002, net loss and loss per share would have been as follows:

(in millions, except per share data)	Three Months ended September 30, 2002	Nine Months Ended September 30, 2002

Reported net loss	$(8.2)	$(47.0)
Less: Goodwill amortization	(2.4)	(7.2)
In-place workforce amortization	(0.5)	(1.4)

Adjusted net loss	$(11.1)	$(55.6)

Per share amounts
Reported basic and diluted loss per share	$(0.14)	$(0.83)
Effect of SFAS No. 141 and No. 142	(0.06)	(0.15)

Adjusted basic and diluted loss per share	$(0.20)	$(0.98)

We applied the provisions of SFAS No. 141 and No. 142 with respect to the acquisition of Securant on September 4, 2001 (the date of acquisition). As part of the application of SFAS No. 141, we recognized identifiable intangible assets separate from goodwill and have recognized amortization expense on these intangible assets with finite lives from the date of acquisition.

Had the provisions of SFAS No. 141 and No. 142 been applied for the three and nine months ended September 30, 2001, our net (loss) income and (loss) earnings per share would have been as follows:

(in millions, except per share data)	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Reported net (loss) income	$(15.4)	$7.6
Add: Goodwill amortization	2.1	4.6
In-place workforce amortization	0.3	1.1
Trademark amortization	—	—
Less: Tax effect	(1.0)	(2.3)

Adjusted net (loss) income	$(14.0)	$11.0

Per share amounts
Reported basic (loss) earnings per share	$(0.28)	$0.13
Effect of SFAS No. 141 and No. 142	0.03	0.07

Adjusted basic (loss) earnings per share	$(0.25)	$0.20

Reported diluted (loss) earnings per share	$(0.28)	$0.13
Effect of SFAS No. 141 and No. 142	0.03	0.05

Adjusted diluted (loss) earnings per share	$(0.25)	$0.18

We expect to record estimated amortization expense on our intangible assets as follows:

($ in millions)
Three months ending December 31, 2002	$2.5
Year ending December 31, 2003	8.6
Year ending December 31, 2004	6.5
Year ending December 31, 2005	2.5
Year ending December 31, 2006	0.6
Year ending December 31, 2007	0.1

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

SFAS No. 145 – In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections.” For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in Accounting Principles Board Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 for certain sales-leaseback and sublease accounting. We are required to adopt the provisions of SFAS No. 145 on January 1, 2003. We believe the adoption of SFAS No. 145 will not have a significant impact on our financial position or results of operations.

SFAS No. 146 – In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 nullifies EITF No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” which required a liability be recognized at the commitment date to an exit plan. We are required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. All restructuring activities prior to December 31, 2002, including those described in Note 11 of the Notes to the Condensed Consolidated Financial Statements, are accounted for under EITF 94-3. We believe the adoption of SFAS No. 146 will not have a significant impact on our financial position or results of operations.

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

In September 2001, we acquired all of the capital stock of Securant, a privately held company that developed the ClearTrust Web access management solution, for an aggregate of $142.7 million in cash including acquisition costs. In May 2001, we acquired all of the capital stock of 3GI, a privately held company that developed smart card and biometric authentication products, and substantially all of the assets of Transindigo, a privately held company that developed real time Web access management software products, for an aggregate of $26.2 million in cash including acquisition costs and litigation expenses. In February 2001, we acquired all of the capital stock of Xcert, a privately held company that developed digital certificate-based products for securing e-business transactions, for $69.8 million in cash, including acquisition costs, plus the assumption of all Xcert stock options.

Allocation of the purchase prices for all four acquisitions completed during 2001 were based on estimates of the fair value of the assets acquired and liabilities assumed based on independent appraisals. These allocations as of September 30, 2002 were as follows:

	Estimated Fair Values

(in millions)	Securant	Xcert	3GI and Transindigo	Total	Life (in years)

Assets and liabilities, including cash	$(0.1)	$4.8	$6.8	$11.5
Goodwill (1)	126.7	57.7	16.0	200.4
Intangible assets	19.6	12.9	2.9	35.4	1 to 7 years
Deferred tax liabilities, net	(7.3)	(5.1)	(1.1)	(13.5)
In process research and development	3.8	2.5	1.6	7.9

Total purchase price	142.7	72.8	26.2	241.7
Less: assumption of stock options	—	(3.1)	—	(3.1)
Less: cash acquired	(2.1)	(0.4)	(6.9)	(9.4)

Net cash paid	$140.6	$69.3	$19.3	$229.2

(1)	Effective January 1, 2002, the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” required that the amortization of goodwill arising from business acquisitions be discontinued, and instead be evaluated at least annually for impairment.

As a result of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 we reclassified in-place workforce related intangible assets into goodwill, resulting in an increase to goodwill and a decrease to intangible assets of $8.3 million. In addition, upon reclassification of in-place workforce related intangible assets to goodwill and determination of indefinite lived assets, we reversed the deferred tax liabilities related to these intangible assets. The reversal of deferred tax liabilities resulted in a decrease to goodwill and deferred tax liabilities of $3.1 million.

The allocation of the Securant purchase price has been revised since September 4, 2001 (the date of acquisition) for unrecorded liabilities related to pre-acquisition contingencies and uncollectible accounts receivable, which resulted in a net decrease to the allocation of assets and liabilities and an increase to goodwill of $0.6 million. We received $0.1 million from the Securant escrow fund during the third quarter of 2002 in settlement of several claims. We expect to record additional adjustments to the Securant purchase price upon finalization of the post closing adjustment and settlement of any escrow claims.

During June 2002, we paid $0.6 million to Xcert stockholders upon finalization of the working capital calculation. The cost of the working capital adjustment has been added to the purchase price of Xcert and resulted in an increase to goodwill of $0.6 million.

We incurred litigation expenses in connection with patent litigation relating to the products acquired in our May 2001 acquisition of 3GI. We believe that the costs to defend the 3GI lawsuit are covered by the escrow fund set aside from the 3GI purchase price and therefore these expenses are a related cost of acquisition. The costs of litigation has been added to the purchase price of 3GI and resulted in an increase to goodwill of $2.5 million. We received $0.1 million from the 3GI escrow fund during the third quarter of 2002 in settlement of certain escrow claims. We have submitted claims against the 3GI escrow totaling approximately $3.0 million, and expect to recover these claims from the 3GI escrow fund. The selling stockholders are disputing these claims. In August 2002 we filed a demand for arbitration before the American Arbitration Association to obtain a determination that we are entitled to recover these claims from the 3GI escrow fund. The arbitration is scheduled to take place in November 2002.

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

The amounts allocated to IPR&D projects were expensed in the quarter that the related acquisition was consummated because technological feasibility of the IPR&D projects had not been achieved and there were no alternative future uses. IPR&D expense of $3.8 million and $7.9 million for the three and nine months ended September 30, 2001, respectively, represents the write off of IPR&D in connection with the acquisition of Securant, Xcert, 3GI and Transindigo.

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

The following table summarizes the nature, percentage complete, timing and estimated cost to complete for each IPR&D project as of September 30, 2002:

Description of Project	% Complete	Release Date or Expected Release Date	Estimated Cost to Complete at September 30, 2002

Xcert - Other in process research and development projects	Various	Various	$0.8 million
Transindigo - Elara	30%	Third quarter of 2003	$0.1 million

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

Restructurings
During 2001 and the first nine months of 2002, we initiated restructuring actions in order to consolidate certain operations, enhance operational efficiency and reduce expenses. We continue to monitor and assess our facility obligations, real estate markets and our operating expenses. As results of these ongoing assessments, we have taken additional restructuring charges or revised previous restructuring charges. These actions resulted in total restructuring charges of $20.0 million and $29.8 million for the year ended December 31, 2001 and the nine months ended September 30, 2002, respectively.

During the fourth quarter of 2002 we expect to continue our assessment of our facilities and the real estate market and our operating expenses. The result of these assessments may result in an additional restructuring charges for facilities and other costs during the fourth quarter of 2002, which could have a material effect on our results of operations and consolidated financial position.

During the third quarter of 2002 we recorded restructuring costs of $2.7 million, consisting of facility exit costs. Included in the third quarter 2002 restructuring charges are facility exit costs of $1.9 million that arose due to a revision of estimates used in previously recorded restructuring charges. These estimates were revised due to higher than anticipated costs associated with certain excess facilities. Other facility exit costs of $0.8 million included in the third quarter of 2002 restructuring charge consist of up to 59 months of minimum lease payments due under certain excess facilities lease agreements.

During the second quarter of 2002 we recorded restructuring costs of $22.7 million, consisting of facility exit costs, impairment of leasehold improvements, costs associated with the transfer of certain Swedish assets and the related business to TFS Technology AB (“TFS”), and severance and other costs associated with the reduction of employee headcount. The second quarter of 2002 restructuring charges include facility exit costs of $10.2 million which consist primarily of up to 26 months of minimum lease payments due under certain excess facilities lease agreements. The remaining unreserved lease commitments related to certain excess facilities amount to $27.0 million, and are payable through June 2009. Impairment of leasehold improvements of $5.1 million consist primarily of certain excess facilities unamortized leasehold improvements which we believe will not be recoverable upon sublease of excess facilities. We transferred certain Swedish assets and the related business to TFS in exchange in part for their assumption of the liabilities related to the assets and associated business, including some of our support obligations and certain employees and incurred $4.4 million of costs associated with this transfer. The total number of employees included in this transfer were 76, of which 67 were employed in research and development, and 9 were employed in general and administrative functions. Also included in restructuring charges for the second quarter of 2002 are severance costs of $3.0 million which are for 84 employees, of which 9 were employed in manufacturing, customer operations and technical services, 27 were employed in research and development, 29 were employed in sales and marketing, and 19 were employed in general and administrative functions.

Included in the second quarter 2002 restructuring charges are costs of $12.0 million, which include facility exit costs of $7.0 million and impairment of leasehold improvements of $5.0 million, that we incurred due to a revision of estimates used in previously recorded restructuring charges. We revised these estimates due to the continued deterioration in the commercial real estate market in the Boston metropolitan area.

During the first quarter of 2002 we recorded restructuring costs of $4.4 million, consisting of severance and other costs associated with the reduction of employee headcount and facility exit costs. Facility exit costs of $3.8 million resulted primarily from the losses incurred upon finalization of a sublease contract in excess of estimated losses previously recorded, and impairment of related leasehold improvements. The severance costs are for four sales and marketing employees.

During the fourth quarter of 2001, we recorded restructuring costs of $10.3 million, consisting of severance and other costs associated with the reduction of employee headcount of $4.0 million, facility exit costs of $1.8 million, consisting primarily of up to 18 months of minimum lease payments due under certain excess facilities lease agreements, purchased technology of $4.4 million which was expensed when we determined that the technology does not have future realizable value as a result of our exiting a planned service offering, and other direct costs of $0.1 million. The severance costs are for 189 employees, of which 14 were employed in manufacturing, customer operations and technical services, 61 were employed in research and development, 67 were employed in sales and marketing, 40 were employed in general and administrative activities and 7 were employed in the RSA Capital segment.

During the third quarter of 2001, we recorded restructuring costs of $9.6 million, consisting of severance and other costs associated with the reduction of employee headcount of $1.8 million, facility exit costs of $7.6 million, consisting primarily of up to 18 months of minimum lease payments due under certain excess facilities lease agreements, and impaired leasehold improvements, and other direct costs of $0.2 million. The severance costs are for 131 employees, of which 19 were employed in manufacturing, customer operations and technical services, 49 were employed in research and development, 43 were in employed in sales and marketing, and 20 were employed in general and administrative activities.

The restructuring charges recorded during the year ended December 31, 2001 and the nine months ended September 30, 2002 were initiated in part in order to reduce future operating expenses. Any reductions in future operating expenses may be offset by increases in expenses, including headcount and facilities related costs, in order for us to meet the then current operational needs.

Remaining restructuring charges incurred during 2002 and 2001 accrued and unpaid were $19.4 million at September 30, 2002 and were as follows:

($ in millions)	Facility Exit Costs	Asset Impairment	Severance Costs	Transfer of Assets to TFS	Purchased Technology	Other Direct Costs	Total

Restructuring costs – third quarter 2001	$7.6	—	$1.8	—	—	$0.2	$9.6
Restructuring costs – fourth quarter 2001	1.8	—	4.0	—	$4.4	0.1	10.3

Total restructuring charges – 2001	9.4	—	5.8	—	4.4	0.3	19.9
Payments and write offs	(0.3)	—	(4.5)	—	$(4.4)	—	(9.2)

Balance at December 31, 2001	9.1	—	1.3	—	—	0.3	10.7
Restructuring costs – first quarter 2002	3.9	—	0.5	—	—	—	4.4
Restructuring costs – second quarter 2002	10.2	$5.1	3.0	$4.4	—	—	22.7
Restructuring costs – third quarter 2002	2.7	—	—	—	—	—	2.7
Payments and write offs	(7.3)	$(5.1)	(4.6)	(4.1)	—	—	(21.1)

Balance at September 30, 2002	$18.6	—	$0.2	$0.3	—	$0.3	$19.4

In 1999, we commenced and substantially completed consolidation of certain operations in order to enhance operational efficiency. We recorded facility exit costs consisting primarily of estimated shortfalls of sublease rental income compared to minimum lease payments due under a lease agreement. Remaining facility exit costs of approximately $0.3 million were accrued and unpaid at September 30, 2002 and are expected to be paid through the first quarter of 2008.

We expect to pay the remaining restructuring costs accrued at September 30, 2002 as follows:

($ in millions)
Three months ending December 31, 2002	$3.0
Year ending December 31, 2003	8.7
Year ending December 31, 2004	4.8
Year ending December 31, 2005	1.0
Year ending December 31, 2006 and thereafter	2.2

Interest Income (Expense) and Other
Interest income (expense) and other was an expense of $(2.0) million in the third quarter of 2002 as compared to income of $1.4 million in the third quarter of 2001, and was an expense of $(6.2) million in the first nine months of 2002 as compared to income of $8.0 million in the first nine months of 2001. Interest income (expense) and other for the first nine months of 2002 consists of $(0.3) million of other expense net of interest income, $(4.3) million of interest expense on our 7% convertible debentures, $(1.2) million of non cash amortization of the deferred finance costs incurred in connection with the issuance of the 7% convertible debentures and $(1.0) million of non cash accretion of the value of warrants issued in connection with the issuance of the 7% convertible debentures.

Interest income and other for the first nine months of 2001 of $8.0 million consists of interest income earned on cash and cash equivalents and marketable securities balances net of other income and expense. The decrease in interest income during 2002 as compared to 2001 was primarily due to significantly lower interest rates earned on lower average cash and cash equivalents balances.

Income from Investing Activities
(Loss) income from investing activities is included in our RSA Capital segment, and includes the following gains (losses):

	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2002	2001	2002	2001

Marketable Securities, net	—	$(0.1)	$0.8	$2.2
Investments	—	—	(2.6)	—
Decline in fair value of Crosby Finance, LLC	(0.1)	—	(6.8)	—
Settlement of forward contracts held by Crosby Finance, LLC	—	13.8	—	41.4
Investment valuation impairment charges	(5.0)	(6.3)	(9.9)	(6.3)

Total (loss) income from investing activities	$(5.1)	$7.4	$(18.5)	$37.3

We regularly monitor the carrying value of our investments and if events and market conditions indicated that a decline in the value of certain investments is other than temporary we may incur additional impairment charges that we have not previously recognized. One of our investees is in the process of being sold to a third party and based upon the anticipated selling price, we reduced the carrying amount of our investment to the anticipated cash proceeds. Accordingly, we recorded an investment valuation impairment charge of $5.0 million during the third quarter of 2002. During the fourth quarter of 2002, we may record adjustments to the loss on sale of our investment upon finalization of the terms of the sale.

In November 2000, we transferred approximately 2.6 million shares of VeriSign common stock which were covered by three Forwards and one VDF to Crosby Finance, LLC, of which we are a 99% member. Crosby is a bankruptcy-remote qualified special purpose entity, established specifically to securitize the shares of VeriSign common stock. The contribution and the transfer have been accounted for as a sale under SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, we do not consolidate Crosby for accounting purposes. The counterparty to the VDF contract holds the remaining 1% interest in Crosby.

Under the VDF contract, we received cash proceeds upon execution of the contract, and committed to deliver approximately 2.0 million shares of VeriSign common stock in January 2006. In addition, the VDF contract entitles us to additional cash proceeds of up to $35.3 million depending on the market price of VeriSign common stock on January 3, 2006. The closing price of VeriSign’s common stock on The Nasdaq National Market on September 30, 2002 was $5.05 per share. Unless the value of VeriSign common stock appreciates to at least $87.16 per share in January 2006, we will not be entitled to any cash flows from our remaining interest in Crosby.

At September 30, 2002 Crosby held approximately 2.0 million shares of VeriSign common stock and the VDF contract. Crosby has no liability or obligation to its members or the counterparty to the VDF contract other than to deliver the shares of VeriSign common stock to the counterparty upon maturity of the VDF contract and to distribute the cash proceeds, if any, to its members. After settlement of the VDF in January 2006, Crosby will dissolve.

Our 99% interest in Crosby was $0.1 million and $7.0 million at September 30, 2002 and December 31, 2001, respectively. We account for our investment in Crosby under the guidelines of EITF No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” Before the settlement of the Forwards, we used the retrospective interest method to account for our interest in Crosby as we believed it would recover a substantial amount of its interest. Any increases in the cost basis of our interest in Crosby, determined by applying the retrospective interest method, were recorded in interest income. Any changes in the fair value of our interest in Crosby were recorded in other comprehensive income in stockholders’ equity. In the fourth quarter of 2001, after the settlement of the last Forward, it became reasonably possible that we could lose all or substantially all of the value of its remaining interest, and therefore could no longer apply the retrospective interest method to our interest in Crosby. Accordingly, we are carrying our interest at fair value with all changes in fair value reported in income from investing activities. Fair value of our interest in Crosby is being determined based on the fair value of Crosby’s right to potentially receive additional cash proceeds upon maturity of the VDF. The decline in the fair value of our interest in Crosby was $0.1 million and $6.8 million for the three and nine months ended September 30, 2002, respectively.

Provision for Income Taxes
We recorded an income tax benefit of $4.0 million for the third quarter of 2002 compared to a benefit of $6.5 million for the third quarter of 2001. Our effective tax rate increased to 32.9% for the third quarter of 2002 from 29.5% for the third quarter of 2001. We recorded an income tax benefit of $27.3 million during the first nine months of 2002 compared to a provision of $10.2 million for the first nine months of 2001. Our effective tax rate decreased to 36.7% for the first nine months of 2002 from 57.5% for the first nine months of 2001. The decrease in our effective tax rate was due to lower taxable income in 2002 as compared to 2001, and the discontinuation of amortization of goodwill for financial statement purposes upon adoption of SFAS No. 142, “Goodwill and Intangible Assets.” We believe our income tax benefit will be recoverable through a carryback claim to previously filed tax returns.

Liquidity and Capital Resources
We had $92.2 million in cash and cash equivalents at September 30, 2002, consisting primarily of operating cash and short-term investments. This represents an increase of $30.3 million in cash and cash equivalents during the nine months ended September 30, 2002. The major changes in cash during the nine months ended September 30, 2002 include cash provided by operations of $36.0 million, cash used by investing activities of $7.2 million and cash provided by financing activities of $3.5 million.

Cash provided by operations for the nine months ended September 30, 2002 includes $18.6 million of cash received from an income tax refund.

Cash used for investing activities of $7.2 million during the nine months ended September 30, 2002 consisted primarily of $5.0 million of cash used to purchase property and equipment, including leasehold improvements for our new leased headquarters facility in Bedford, Massachusetts, and $3.7 million of cash used for acquisition related costs, primarily litigation costs in connection with patent litigation relating to the products acquired in our May 2001 acquisition of 3GI. We do not expect to continue to expend significant amounts of cash on acquisition related costs in future reporting periods. These uses of cash for investing activities were partially offset by cash provided from the sales of marketable securities and investments of $1.4 million.

Cash provided by financing activities of $3.5 million during the nine months ended September 30, 2002 consisted primarily of proceeds of employee exercises and purchases under our stock option and employee stock purchase plans.

During October and November 2001, we issued 7% convertible subordinated debentures with an aggregate principal amount of $80.0 million, together with warrants to purchase an aggregate of 873,045 shares of our common stock. Interest is payable in cash semi-annually at a fixed rate of 7% per annum. We made $3.9 million of interest payments during the nine months ended September 30, 2002, and do not expect to make any payments for interest in connection with the 7% convertible debentures during the three months ending December 31, 2002. The debentures mature on October 17, 2004, unless redeemed earlier by us or converted into shares of our common stock at the holder’s option. At any time and at their option, each holder may convert any outstanding debentures into our common stock at a conversion price of $13.745 per share. Conversion of all of the outstanding debentures would result in the issuance of approximately 5.8 million shares of our common stock. We can redeem all or a portion of the 7% convertible debentures for cash at any time after October 17, 2002, as long as the arithmetic average of the weighted average price of our common stock on each trading day during the fifteen trading day period immediately prior to the election to redeem is 150% of the conversion price. The debentures are unsecured and are subordinated to all existing and future senior indebtedness. The agreements governing the convertible debentures contain covenants restricting our ability to incur and guarantee additional debt. The covenants limit the amount of additional debt we may incur to the lesser of 30% of our consolidated stockholders’ equity or a total of $180.0 million including the balance of the 7% convertible debentures outstanding.

Any increase or decrease in our accounts receivable balance and accounts receivable days outstanding (calculated as net accounts receivable divided by revenue per day) will affect our cash flow from operations and liquidity. Our accounts receivable and accounts receivable days outstanding may increase due to changes in factors such as the amount of international sales and length of customer’s payment cycle. We also record deferred maintenance billings as accounts receivable, and the timing of these billings affects the accounts receivable days outstanding. Historically, international and indirect customers pay at a slower rate than domestic and direct customers. An increase in revenue generated from international and indirect customers may increase our accounts receivable days outstanding and accounts receivable balance. Due to the current economic climate, we may observe an increase in the length of our customers’ payment cycle. To address increases in accounts receivable balance and to improve cash flow, we may from time to time take actions to encourage earlier payment of receivables. Discounts offered to customers to encourage payment are deducted from revenue. To the extent that our accounts receivable balance increases, we may incur increased bad debt expense and increased estimates for reserves against revenue and will be subject to greater general credit risks.

WorldCom, Inc. (“WorldCom”) was one of our significant resellers, but represented less than 5% of our revenue in any period presented. We recognized no revenue from WorldCom orders in the second or third quarters of 2002. We may sell to WorldCom in future periods. We do not believe WorldCom’s bankruptcy filing will have a material impact on our financial position.

We have commitments for various operating leases worldwide which expire at various times through 2017 that are shown below net of existing sublease agreements and exclude facility exit costs included in restructuring charges. The lease commitments of $154.0 million shown below include lease commitments of $27.0 million related to certain exited facilities that have not been reserved for in restructuring charges. Restructuring commitments shown below are primarily for facility exit costs of up to 72 months of minimum lease payments due under certain excess facilities lease agreements, net of related sublease agreements. The following are our contractual commitments associated with our lease obligations, restructurings and convertible debentures:

		Years Ending December 31,

(in millions)	Three Months Ending December 31, 2002	2003	2004	2005	2006	2007	Thereafter	Total

Leases	$3.2	$12.0	$13.8	$15.4	$13.7	$13.7	$82.2	$154.0
Convertible debt interest	—	5.6	4.5	—	—	—	—	10.1
Restructurings	3.1	8.7	4.8	1.0	0.7	0.6	0.9	19.8

Total commitments	$6.3	$26.3	$23.1	$16.4	$14.4	$14.3	$83.1	$183.9

We have a $10.0 million line of credit agreement with a major financial institution against which we may elect to borrow at any time until June 30, 2003, subject to annual extension provisions. Borrowing availability is reduced by letters of credit issued for purposes such as colleratalizing real estate rental agreements. At September 30, 2002, we had $8.2 million of borrowing availability under this line of credit. Borrowings under this agreement will bear interest at either fixed or variable rates linked to either the London Interbank Offered Rate or the Prime Rate.

In July 2001, we filed a shelf Registration Statement on Form S-3 with the Securities and Exchange Commission. This registration statement, which the SEC declared effective in August 2001, covers our issuance of various types of securities, including debt, common stock and warrants, up to an aggregate offering price of $500 million. As of September 30, 2002, there have been no issuance of securities under this shelf Registration Statement. We currently have no plans to issue any securities under this shelf Registration Statement.

Our subscription to invest in RSA Ventures, our venture capital fund, is $50.3 million. We had invested $35.3 million at September 30, 2002 in RSA Ventures. Over the ten year life of RSA Ventures, we may invest at our sole discretion up to an additional $15.0 million. We currently do not intend to use this amount for new investments, but only for certain follow on investments in companies in which RSA Ventures has already invested.

Crosby held approximately 2.0 million shares of VeriSign common stock and a variable delivery forward contract, or VDF, at September 30, 2002. The gain recorded for financial reporting purposes upon execution of the VDF contract in 2000 has not been recognized for tax purposes, and accordingly we recorded a $26.6 million deferred tax liability in 2000. This deferred tax liability will reverse upon maturity of the VDF contract in 2006 and the gain will be included in the calculation of our taxable income for 2006. The recognition of that gain would result in a tax liability to us and may require the payment of cash to settle such tax liability.

Our plans for future uses of cash may include additional acquisitions of other entities or technologies, retirement of outstanding debt and additional purchases of property and equipment. We anticipate capital expenditures for the remainder of 2002 will be primarily for purchases of property and equipment and will aggregate up to approximately $2.0 million.

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

Certain Factors That May Affect Future Results

Our quarterly financial results may vary significantly from quarter to quarter depending on a number of factors, including, among other factors:

•	the size, timing and shipment of individual orders for our products;
•	customers deferring their orders in anticipation of the introduction of new products by us or our competitors;
•	changes in our operating expenses;
•	the timing of the introduction or enhancement of our products and our competitors’ products;
•	market acceptance of new products;
•	changes in the mix of products sold;
•	changes in product pricing, including changes in competitors’ pricing policies;
•	development and performance of our direct and indirect distribution channels;
•	the performance of our investment portfolio;
•	the amount and timing of charges relating to the impairment or loss of value of some of our assets, especially goodwill, intangible assets and investments;
•	integration of acquisitions;
•	the timing of personnel departures and new hires and the rate at which new personnel become productive; and
•	general economic conditions.

We may not be able to achieve or sustain profitability from quarter to quarter. Because our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are fixed, a small variation in when revenue is recognized can cause significant variations in our operating results from quarter to quarter. In addition, the global economy, especially the technology sector, is weaker now than it has been in recent history and may continue to be in recession for the foreseeable future. The general economic slowdown has had and may continue to have serious negative consequences for our business and operating results. We believe that the economic slowdown is causing some current or potential customers to defer purchases, to go out of business or to have insufficient capital to buy or pay for our products. In response to the current economic conditions, many companies have reduced their budget for information technology products and services, which could reduce or eliminate some potential sales of our products and services. In addition, some of our resellers and distributors are experiencing financial difficulties due to the weak economy, which affects our ability to sell to and collect money from those resellers and distributors.

We currently lease a number of excess, unused or under-used facilities that we are trying to sublet, and some of our lease commitments for these facilities will not expire for several years. The real estate market, especially the real estate market in the Boston metropolitan area where our headquarters are located, has deteriorated significantly during the year 2002, and we do not know when or whether we will be able to find sublessees for our excess facilities. If we are unable to sublease these facilities on acceptable terms, then we will have to continue to make lease payments for these facilities until the leases expire.

Our stock price has been volatile and is likely to remain volatile. From September 30, 2001 through October 17, 2002, our stock price has ranged from a per share high of $19.60 to a low of $2.23. A number of factors may contribute to the volatility of our stock price, including:

•	our ability to meet the expectations of brokerage firms, industry analysts and investors with respect to our operating and financial results;
•	the Securities and Exchange Commission investigation into our disclosure in the first quarter of 2001 of a change in our method of estimating distributor revenue and trading in our common stock (for more information about the investigation see Part II, Item 1 “Legal Proceedings” of this Report);
•	our public announcements and our competitors’ public announcements;
•	the public’s perception of the strength of the e-security solutions market and technology companies generally;
•	litigation developments; and
•	general economic conditions and the volatility of the stock market in general.

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

The market for e-security products is rapidly evolving. E-security technology is constantly changing as we and our competitors introduce new products and retire old ones and as customer requirements quickly develop and change. In addition, industry and government standards for e-commerce and network security continue to evolve. Our future success will depend in part upon our ability to enhance our existing products and to introduce new, competitively priced products with features that meet changing customer requirements, all in a timely and cost-effective manner. A number of factors, including the following, could have a negative impact on the success of our products:

•	quality, reliability or security failures, which could result in returns of product, delays in collecting accounts receivable, unexpected service or warranty expenses, reduced orders and a decline in our competitive position;
•	delays or difficulties in product development;
•	undetected software errors or bugs in the final products shipped to our customers, which could cause market acceptance of our products to be lost or delayed;
•	our competitors’ introduction of new products ahead of our new products, or their introduction of superior or cheaper products;
•	the market’s failure to accept new technologies, including Web access management, digital certificate and public and private key management technologies;
•	our failure to include features in our products that our customers or U.S. or foreign government regulators may require;
•	the availability of free, unpatented implementations of encryption algorithms and security protocols;
•	our failure to anticipate changes in customers’ requirements; and
•	the implementation of standards that are inconsistent with the technology embodied in our products.

We have needed in the past and may need in the future to purchase or license technology from third parties in order to introduce new products or enhance our existing products. We may not be able to find businesses that have the technology we need and, if we find such businesses, may not be able to purchase or license the technology on commercially favorable terms or at all.

Transactions for some of our products, especially our RSA Keon and Web access management products, often involve large expenditures by our customers. Some of our customers may also need to invest substantial resources and modify their computer network infrastructures to take advantage of our products. Therefore, the sales cycles for these transactions are often lengthy and unpredictable, and the long nature of the sales cycles may impact our quarterly operating results.

Our market is competitive, and some of our competitors offer e-security products with features and functionality that our products do not currently offer. In addition, some computer and software companies that have not traditionally offered e-security products are now offering free or low-cost e-security products and functionality bundled with their own computer and software products.

We consummated four acquisitions during 2001. Once we complete an acquisition, the integration of the business and operations of the acquiree into our business and operations is a complex, time-consuming and expensive process. An acquisition may disrupt ongoing operations, divert our management from day-to-day business, impair our relationships with our employees, customers and strategic partners and adversely impact our operating results. In addition, these types of transactions often result in charges to earnings for such things as amortization or impairment of goodwill and intangibles and in-process research and development expenses.

International sales accounted for more than 30% of our revenue in each of the years ended December 31, 1999, 2000 and 2001 and for the nine months ended September 30, 2002. We may need to tailor or “localize” our products in order to compete in particular international markets and to comply with foreign laws. In addition, there are certain risks inherent in doing business internationally, including:

•	foreign regulatory requirements and the burdens of complying with a wide variety of foreign laws;
•	legal uncertainty regarding liability and the costs of resolving or litigating a dispute internationally;
•	export and import restrictions on cryptographic technology and products incorporating that technology;
•	difficulties and delays in establishing international distribution channels;
•	difficulties in collecting international accounts receivable;
•	fluctuations in currency exchange rates;
•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;
•	tariffs and other trade barriers;
•	difficulties in the enforcement of intellectual property rights;
•	instability and weakness in global and regional economies; and
•	political instability.

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

We rely on patents to protect our proprietary rights in our technology, but it is possible that any patent that we or our licensors hold might be invalidated, circumvented, challenged or terminated. It is also possible that patent examiners might reject the claims described in our pending or future patent applications. In addition, the laws of some countries in which our products are now, or may in the future be, developed or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. Furthermore, during the life of a patent, third parties may design and sell “work-around” solutions that accomplish the goals of our patented inventions but do not infringe the patents themselves. Our inability to adequately protect our intellectual property could have a significant negative effect on our financial position and results of operations.

Our 33 issued U.S. patents expire at various dates ranging from 2005 to 2019. When each of our patents expires, competitors may develop and sell products based on the same or similar technologies as those covered by the expired patent, which could result in lower prices, reduced margins or the failure of our products to achieve or maintain market acceptance. In addition, when each of our patents expires, potential customers may choose to rely on “freeware,” free versions of our previously patented technology, rather than buying our products.

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

We have made equity investments approved by our Board of Directors. These investments are not publicly traded and are recorded as long-term investments on the balance sheet and are carried at cost, less valuation impairment reserves, as long as our ownership interest is below 20%. We monitor these investments for impairment and make appropriate reductions in carrying values when necessary or mark the investment to fair value and classify them as marketable securities when appropriate. At September 30, 2002 we had investments in 11 private companies with a carrying value of $14.0 million which are included in investments on our condensed consolidated balance sheet.

At September 30, 2002 Crosby Finance, LLC, a qualified special purpose entity of which we are a 99% member, held approximately 2.0 million shares of VeriSign common stock and a variable delivery forward contract, or VDF. The VDF contract held by Crosby will settle in January 2006. The VDF contract entitles us to additional cash proceeds of up to $35.3 million depending on the market price of VeriSign common stock on January 3, 2006, as follows:

Market price of VeriSign Common Stock on
January 3, 2006	Proceeds

$0.00 to $87.16	$0
$87.16 to $104.59	$0 to $35.3 million
Over $104.59	$35.3 million

We account for our investment in Crosby under EITF Issue No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” We are carrying our interest at fair value with all changes in fair value reported in income from investing activities. Fair value is being determined based on the fair value of Crosby’s right to potentially receive additional cash proceeds under the VDF. The closing price of VeriSign’s common stock on The Nasdaq National Market on September 30, 2002 was $5.05 per share. Unless the VeriSign stock appreciates to at least $87.16 per share in January 2006, we will not be entitled to any cash flows from our remaining interest in Crosby. During the first nine months of 2002 we recognized a charge of $6.8 million representing the decline in the fair value of our interest in Crosby. Our remaining investment in Crosby has a fair value of $0.1 million at September 30, 2002, and is recorded in investments as a long-term asset. Should the value of our investment in Crosby decrease, we would incur a pretax charge of up to $0.1 million, which would be included in income from investing activities in the statement of operations.

During 2001, we issued 7% convertible subordinated debentures due October 17, 2004 with an aggregate principal amount of $80.0 million, together with warrants to purchase an aggregate of approximately 0.9 million shares of our common stock. At any time and at their option, each holder may convert any outstanding debentures into shares of our common stock at a conversion price of $13.745 per share, which upon conversion of all of the outstanding debentures would result in the issuance of approximately 5.8 million shares of our common stock. The holders of the warrants issued with the debentures may exercise the warrants at any time until October 17, 2006 at an exercise price of $13.745 per share. The conversion price of the debentures and the exercise price of the warrants may be adjusted under certain circumstances, such as events that would cause dilution of the holder’s interest. We may redeem all or a portion of the debentures for cash at any time after October 17, 2002 as long as the arithmetic average of the weighted average price of our common stock on each trading day during the fifteen trading day period immediately prior to the election to redeem is at least 150% of the conversion price. If the 7% convertible debentures are redeemed in part or total prior to their maturity date we will record a non cash charge for unamortized deferred financing costs and the unamortized value of the warrants. At September 30, 2002, unamortized deferred financing costs were $3.3 million and the unamortized value of the warrants was $2.9 million. Interest is payable in cash semi-annually at a fixed rate of 7% per annum, and therefore we believe we have no interest rate exposure with these debentures.

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

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures – During the 90 days before the filing date of this report, our Chief Executive Officer and Chief Financial Officer reviewed our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended), which are designed to ensure that information required to be disclosed in our SEC reports is properly recorded, processed, summarized and reported. The officers concluded that these controls and procedures are operating in an effective manner.

Changes in internal controls – There were no significant changes in our internal controls or in other factors that could significantly affect these controls since the date of the last evaluation of the controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

By notice dated January 23, 2002, the Securities and Exchange Commission notified us that it was conducting a formal investigation of (1) our disclosure of a change in our method for estimating our distributor revenue in the first quarter of 2001, and (2) trading in our common stock. On or about July 11, 2002, the SEC staff notified RSA Security and some of its officers that the staff was considering seeking permission from the SEC to commence a civil injunctive proceeding against them, and that RSA Security and the officers could submit a written statement explaining why no such proceeding should be commenced. We and those officers submitted such a statement in August 2002, and we are waiting for the SEC’s response. We and the officers are continuing to cooperate with the SEC to resolve this matter.

On or about February 2, 2001, Leon Stambler filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., First Data Corporation, Openwave Systems Inc., and Omnisky Corporation, Case Number 01-0065. In September 2001, Mr. Stambler amended his complaint to add Certicom Corp. as an additional defendant. The suit has been stayed against Omnisky due to Omnisky’s bankruptcy, and Openwave and Certicom have settled with Mr. Stambler; therefore, only RSA Security, VeriSign and First Data remain as defendants. In his complaint, Mr. Stambler alleges that certain products marketed by each of the defendants infringe various patents that he owns, and he seeks monetary damages as well as a preliminary and permanent injunction enjoining the defendants from infringing the claims asserted. The parties are preparing for an upcoming court hearing regarding claim construction and motions for summary judgment, which has been scheduled for January 2003. Although we believe that Mr. Stambler’s claims are without merit and we intend to defend the lawsuit vigorously, we cannot predict the ultimate outcome of this matter. However, we believe that the disposition of this matter will not have a material adverse effect on our continuing operations and consolidated financial position.

On or about July 17, 2001, Digital Privacy, Inc. filed a complaint for patent infringement in the U.S. District Court for the Eastern District of Virginia against RSA Security, Case Number 2:01cv529. In its complaint, Digital Privacy alleged that certain products of 3-G International, Inc., a private company that we acquired in May 2001, infringed various patents that Digital Privacy owns, and Digital Privacy sought unspecified damages as well as a permanent injunction enjoining us from infringing the claims asserted. On April 5, 2002, the court granted our motion for summary judgment and dismissed the case. In May 2002, Digital Privacy appealed the dismissal. We believe that all costs and expenses of this lawsuit that we have incurred to date, including attorneys’ fees, any settlement amount and the amount of any damages ultimately determined by the court, are covered by a $3.0 million escrow fund set aside from our purchase of 3-G International in May 2001. However, the 3-G International stockholder representative is disputing our right to recover certain amounts from the escrow fund. On or about August 1, 2002, we filed a demand for arbitration before the American Arbitration Association in Boston, Massachusetts, to obtain a determination that we are entitled to recover substantially the full amount of the escrow fund. The arbitration is scheduled to take place in November 2002. We believe that the disposition of this matter will not have a material adverse effect on our continuing operations and consolidated financial position.

On or about December 11, 2001, Franklin C. Luyster filed a complaint for patent infringement in U.S. District Court for the District of Massachusetts against RSA Security, Case Number 01-12178WGY. In his complaint, Mr. Luyster alleged that some of our products infringed two patents that he owns. Mr. Luyster sought unspecified damages, as well as preliminary and permanent injunctions enjoining us from infringing the claims asserted. On September 10, 2002, we signed a settlement agreement with Mr. Luyster in which we agreed to remove all implementations of the RC6 block cipher encryption algorithm from our RSA BSAFE toolkit products in exchange for Mr. Luyster’s releasing us and our customers from all liability. In September 2002, as part of the settlement, Mr. Luyster filed a motion with the U.S. District Court to dismiss the lawsuit. We believe that the removal of the RC6 encryption algorithm will not have a material adverse effect on the market for our RSA BSAFE toolkit products.

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

(b) Reports on Form 8-K:

On July 25, 2002, we filed a Current Report on Form 8-K reporting our financial results for the second quarter and six months ended June 30, 2002 and the appointment of Jeffrey D. Glidden as our Senior Vice President, Finance and Operations, and Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSA SECURITY INC.

/s/ JEFFREY D. GLIDDEN
Jeffrey D. Glidden
Senior Vice President, Finance and Operations, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Dated: November 13, 2002

CERTIFICATIONS

I, Arthur W. Coviello, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of RSA Security Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ARTHUR W. COVIELLO, JR.
Arthur W. Coviello, Jr.
President and Chief Executive Officer

Dated: November 13, 2002

CERTIFICATIONS

I, Jeffrey D. Glidden, certify that:

1. I have reviewed this quarterly report on Form 10-Q of RSA Security Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JEFFREY D. GLIDDEN
Jeffrey D. Glidden
Senior Vice President, Finance and Operations, Chief Financial Officer and Treasurer

Dated: November 13, 2002

CERTIFICATION PURSUANT TO 18 U.S.C. §1350

Pursuant to 18 U.S.C. §1350, each of the undersigned certifies that this quarterly report on Form 10-Q for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of RSA Security Inc. and its wholly owned subsidiaries.

/s/ ARTHUR W. COVIELLO, JR.
Arthur W. Coviello, Jr.
President and Chief Executive Officer

Dated: November 13, 2002

/s/ JEFFREY D. GLIDDEN
Jeffrey D. Glidden Senior Vice President, Finance and Operations, Chief Financial Officer and Treasurer

Dated: November 13, 2002

EXHIBIT INDEX

ITEM	DESCRIPTION

10.1	Sublease Agreement, dated as of September 19, 2002, between RSA Security and NVIDIA Corporation.

99.1	Letter agreement, dated August 5, 2002, between RSA Security and Novell, Inc.

99.2	Trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Margaret K. Seif on August 28, 2002.