Form 10-K
period 2002-12-31
RSA SECURITY INC/DE/
filed 2003-03-26
CIK 932064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-25120

RSA Security Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	04-2916506 (I.R.S. Employer Identification No.)

174 Middlesex Turnpike
Bedford, Massachusetts 01730
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (781) 515-5000

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.01 Par Value
Common Stock Purchase Rights
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes [X]    No [  ]

As of February 14, 2003, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was $335,450,441 based on the last reported sale price of the registrant’s common stock on The NASDAQ National Market as of the close of business on that date. There were 57,477,281 shares of common stock outstanding as of February 14, 2003.

As of June 28, 2002, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was $269,516,638 based on the last reported sale price of the registrant’s common stock on The NASDAQ National Market as of the close of business on that date.

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

RSA Security, RSA, Keon, ClearTrust, SecurID, BSAFE, ACE/Server, RC2, RC4, RC5, The Most Trusted Name in e-Security and RSA Secured are either registered trademarks or trademarks of RSA Security Inc. in the United States and/or other countries. All other trademarks or trade names referred to in this Report are the property of their respective owners.

PART I

ITEM 1.     BUSINESS

COMPANY OVERVIEW

With thousands of customers around the globe, RSA Security Inc. (NASDAQ: RSAS) provides interoperable solutions for establishing online identities, access rights and privileges for people, applications and devices. Built to work seamlessly and transparently in the complex environments of our customers, our portfolio of identity and access management solutions – including authentication, Web access management and developer solutions – is designed to allow customers to confidently exploit new technologies for competitive advantage. Our strong reputation is built on our history of ingenuity and leadership, proven technologies and long-standing relationships with more than 1,000 technology partners.

We have two business segments: the e-Security Solutions segment and the RSA Capital segment. Our e-Security Solutions segment sells Enterprise solutions and Developer solutions through our four product lines: RSA SecurID® authentication, RSA Keon® digital certificates and smart card solutions, RSA BSAFE® developer tools, and RSA ClearTrust® Web access management software. Our RSA Capital segment consists of our investment activities.

We maintain a website at www.rsasecurity.com. We are not including the information contained in our website as part of this Report, nor are we incorporating the information on our website into this Report by this reference. As soon as reasonably practicable after filing with or furnishing to the Securities and Exchange Commission, we make available through our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including all amendments to these reports.

COMPANY HISTORY

Since our inception in 1986 as Security Dynamics Technologies, Inc., we have focused on the fundamental need for user identification and authentication, with an initial emphasis on solutions for secure remote access to enterprise networks (RSA SecurID technology). In July 1996, to further our strategy and extend our product line, we acquired RSA Data Security, Inc., a privately held company that developed and delivered cryptographic solutions that address the need for data privacy and integrity (RSA BSAFE technology).

In January 1999, we introduced the RSA Keon product line, a family of public key infrastructure products designed to provide organizations with application security and flexible electronic commerce solutions. In September 1999, we introduced the next-generation, standards-based implementation of the RSA Keon solution and changed our name from Security Dynamics Technologies, Inc. to RSA Security Inc.

In September 2001, we introduced the RSA ClearTrust Web access management solutions, which we obtained through our purchase of Securant Technologies, Inc.

Throughout our history, we have made a number of important corporate acquisitions and dispositions, in addition to the RSA Data Security and Securant acquisitions described above. We developed our RSA Keon Advanced PKI and RSA Keon Unix Control product families using technologies we acquired through our purchase in July 1997 of DynaSoft AB, a privately held company that developed and delivered platform-independent security solutions for distributed client/server networks. Xcert International’s Sentry CA line of products became part of our RSA Keon digital certificate management product family due to our February 2001 acquisition Xcert International, Inc., a privately held company that developed and delivered digital certificate-based products for securing e-business transactions. We introduced a new smart card authentication solution called RSA SecurID Passage, which is part of our authentication product line, as a result of our May 2001 acquisition of 3-G International, Inc., a privately held company that developed and delivered smart card and biometric authentication products.

In June 2002, we sold to TFS Technology AB all of the technology that we still retained from our 1997 acquisition of DynaSoft, including our RSA Keon Advanced PKI and RSA Keon Unix Control product families. We decided to sell this technology because it no longer fit our strategic objectives, which emphasize Web-enabled security solutions. As of December 31, 2002, we have sold, disposed of or otherwise abandoned all of the technology and other assets that we originally acquired from DynaSoft.

BACKGROUND

Historically, e-security solutions have been deployed primarily to defend corporate networks from malicious intrusion and to detect new forms or incidents of attack. These proven, mature e-security solutions include firewalls, anti-virus software, intrusion detection applications and vulnerability assessment products and services.

As more organizations began to conduct business online to reduce costs and compete more aggressively and more efficiently, a new class of e-security applications was deployed to secure the e-business process. This class of products further enabled e-business, including commerce and communications conducted through corporate intranets, extranets and other Internet-based applications.

During this evolution, we believe that organizations traditionally viewed security as a necessary expense. However, we believe that a fundamental shift is occurring, as those same organizations are beginning to see security as a business enabler – a tool that will help their business succeed. In tomorrow’s security landscape, we believe that identity and access management technology will be a primary tool for organizations looking to gain competitive advantage from their strategic security solutions.

The need for identity and access management technology arises from the business community’s and government’s continued investment in their e-business infrastructures as the primary platform for conducting many aspects of business. This growing investment in e-business has resulted in an increase in access requirements that is characterized by a growing number of users with a proliferation of mobile devices being used for anytime, anywhere access to applications and resources. With the adoption of Web services for application-to-application transactions, online activity has also increased. We believe that these factors have led to a redefined e-security perimeter, moving security checkpoints from a few points at the network level to many points at the application level. This expanding and changing e-business model presents organizations with many daunting challenges – from unproductive user experiences and unmanageable infrastructures to shifting security perimeters.

We believe that identity management is critical in this shifting landscape. When it comes to conducting business online, an organization can only use those identities that are trusted. That is where the real value of identity management lies. An effective identity management solution establishes trust in an organization’s online environment. Organizations that wish to do business online, whether with customers, partners or their own employees, need to know who users are (authentication) and what users can do (access management).

We believe that “Identity and Access Management” will play a critical role in the advancement of e-business as a primary mode of conducting business. We believe that this technology may transform the way the industry categorizes security and that three primary capabilities – Authentication, Authorization and Administration – will evolve over the next few years. We believe that, as customers’ e-business initiatives evolve over time, we are well-positioned to be their strategic security partner in deriving business value from identity and access management technology.

In addition, our history and strength in developer solutions is well recognized, and our solutions are pervasive across the Internet. We believe Web services are the next step in this e-commerce evolution, and that we are positioned to help shape the standards and provide the security components and middleware needed for this stage of transactional security. We believe that the industry is increasingly turning to Web services, and we will continue to focus our knowledge and efforts on securing our customers’ systems, including the applications necessary for Web services.

THE RSA SECURITY STRATEGY

Focus on Identity and Access Management

We are positioned to address organizations’ identity and access management needs – today and in the future. With thousands of customers and a history spanning nearly two decades, we understand the needs of the security market. Our heritage is in authentication, authorization and administration – the foundation of evolving identity and access management technology. We already offer a comprehensive family of solutions to address today’s identity and access management challenges, and we plan to offer a migration path toward an identity and access management framework that will be designed to integrate transparently across heterogeneous e-business infrastructures.

Lead e-Security

With over one billion RSA Security-enabled software units shipped, we are a trusted, experienced partner. We have a track record of innovation centered on solving customer problems. We are a pioneer in strong authentication, encryption and digital certificate management solutions, and we have emerged as an innovator in access management. Our ingenuity has helped us achieve an industry-leading market share in strong two-factor authentication and a population of users under the protection of RSA BSAFE cryptography that spans the Internet. We participate actively in the development of industry standards, such as the Liberty Alliance Project, Security Assertion Markup Language (SAML) and Public Key Cryptography Standards (PKCS). Our efforts are designed to ensure that customers working with us get the right solution for their heterogeneous environment and growing business.

Advance e-Business

We continue to work with our customers to deliver business value, transforming identity and access management solutions into opportunities for competitive advantage. Our portfolio of e-security solutions are designed to help organizations realize the revenue opportunities, operational improvements and customer service benefits of e-business – while helping protect critical resources and applications from unauthorized access and other forms of electronic malice. As identity and access management increasingly becomes a strategic imperative for many organizations, we will strive to offer our customers competitive advantage through enhanced security.

Achieve Seamless and Transparent Solutions

We have technology partnerships with industry-leading companies that allow us to integrate our solutions into many diverse environments, and our technology is pervasive throughout the Internet. The RSA Secured® technology partner program, a key part of this initiative, focuses on product integration and interoperability certification activities as well as joint support strategies for our mutual customers. Our RSA BSAFE developer solutions are engineered to enable developers to quickly and effectively integrate encryption, protocols and electronic signatures into their applications. Most importantly, we are committed to implementing standards into our products to achieve optimal integration for our customers. Our current products support a multitude of standards, including PKCS and RADIUS, and in 2002, we announced support for the OASIS SAML 1.0 specification.

THE RSA SECURITY SOLUTION: IDENTITY AND ACCESS MANAGEMENT PRODUCTS

With the proliferation of the Internet and new e-business practices, we believe that there has never been a more critical need for sophisticated security technologies and solutions that add value to an organization’s business. Today, as public and private networks merge to redefine perimeters and organizations increasingly Web-enable their applications, our offerings are addressing the need for trusted e-business processes to help organizations achieve a competitive advantage. Our identity and access management solutions are designed to help customers spend more time exploiting new technologies for business advantage, and less time managing security.

Authentication

With a nearly 20-year history of performance and innovation, our authentication solutions remain an industry standard for organizations looking to protect their mission-critical data assets and enable e-business applications by ensuring the authenticity of people, devices and transactions. We offer organizations a wide range of authentication form factors, including software and hardware tokens, smart cards and digital certificates. These solutions help our customers positively identify users and devices before they interact with mission-critical data and applications through VPNs, email, intranets, extranets, Web servers and other network resources.

We offer a broad range of authentication options that enable enterprises to choose from varying levels of security based on the information they are protecting and the risk threshold they are willing to assume, among other criteria.

RSA SecurID®. RSA SecurID® products are the leading solution for two-factor user authentication. RSA SecurID software is designed to protect an organization by helping to ensure that only authorized users are granted access to networked resources. The RSA SecurID product family offers a wide range of easy-to-use authenticators – from time-synchronous tokens to smart cards – that help to create a strong barrier against unauthorized access.

RSA® Mobile. The RSA® Mobile technology is an innovative solution that delivers one-time use access codes to users via their short message service (SMS) or email infrastructure. The solution is designed to leverage mobile devices to enable organizations to more securely extend popular Web applications.

RSA Smart Badging. RSA Smart Badging technology combines the functionality of smart cards and physical ID badges into a single integrated device as a way to provide a cost-effective, user-friendly way to authenticate users and manage access to corporate resources. The multi-application approach to authentication helps enable proximity-based physical access protection and strong network authentication on a single platform, providing enhanced single sign-on for a positive end user experience.

RSA Keon®. RSA Keon® solutions are a family of interoperable software modules for managing digital certificates and creating an environment for authenticating people, devices and transactions. The RSA Keon product family offers specialized solutions, including SSL Web Server Security, Secure VPN, Secure e-mail and digital signatures. RSA Keon software is designed to be easy to use and interoperable with other standards-based solutions.

Web Access Management

Our standards-based approach to Web access management is designed to enable organizations to improve relationships with their customers, suppliers and partners and reduce costs by providing secure access to multiple Web-based applications and services.

RSA ClearTrust®. The RSA ClearTrust® software is a Web access management solution that is designed to facilitate secure e-business by protecting access to mission-critical Web-based applications and resources that are made available through intranets, extranets, portals, and exchange infrastructures. RSA ClearTrust software is designed to enable enterprises to manage and enforce a centralized authentication policy while enhancing the end-user experience through its Web Single Sign-On (SSO) functionality engineered to allow users to seamlessly navigate across multiple applications and domains. The identity management capabilities inherent in the RSA ClearTrust software establish trust in identity and enforce the organization’s business policy.

Developer Solutions

Our Developer Solutions are designed to enable companies to quickly and cost-effectively build privacy, authentication and digital signing technology into many business applications to secure data and authenticate people, devices and transactions. Our Developer Solutions offer a wide range of e-security software components that are intended to empower developers to secure data in any format on any network – wired or wireless.

RSA BSAFE®. RSA BSAFE® encryption and digital signing is engineered to provide superior security, performance and support for industry standards. The RSA BSAFE line of software development kits (SDKs) provides components to secure e-business applications, enterprise software, mobile phones, pocket PCs, PDAs, Web browsers, complex networking equipment, and cable TV boxes. Over one billion RSA BSAFE-enabled applications are used to protect business transactions worldwide, helping developers to roll out mission-critical applications quickly and with greater confidence.

RSA e-Sign. RSA e-Sign is a digital signature solution that is designed to close the electronic transaction loop, enabling organizations to gain speed and efficiencies in their business processes. Engineered for ease of use, RSA e-Sign solution works via a simple downloadable applet that enables users to digitally sign and encrypt any form of Web-delivered data within their Web browser. With RSA e-Sign software, organizations can replace paper-based forms and extend their e-business services to include activities requiring signatures, while maintaining the authenticity, integrity and privacy of the data being exchanged.

Professional Services

Our Professional Services Organization offers depth and breadth of expertise in helping its partners to plan, design, build, integrate, and implement high-quality security solutions. From phase to phase, our consultants and technologists help ensure that customers’ e-security investments are aligned with their business objectives.

STRATEGIC PARTNERS

We believe that ensuring that our products interoperate with other technology vendors’ products makes our products more competitive. Therefore, we have an ongoing program in place to establish interoperability between our products and those of other vendors. To that end, we invest in and support a strategic partnering program under the name of “RSA Secured®.” The RSA Secured partner program helps vendors integrate or establish interoperability between their products and our products, including the RSA SecurID, RSA ClearTrust, RSA Keon and RSA BSAFE product lines. The RSA Secured partner program includes four specific programs:

•	We offer interoperability testing and certification for vendors seeking to ensure interoperability between their products and our RSA SecurID and RSA ACE/Server® products. We have certified more than 250 vendor applications as part of our RSA Secured SecurID Ready program, making this program one of the largest certified strong authentication partner programs in the industry.

•	We offer interoperability testing and certification for vendors seeking to ensure interoperability between their products and our RSA Keon digital certification management solutions. We have certified more than 160 vendor applications as part of our RSA Secured Keon Ready program, making this program one of the largest certified partner programs in the digital certificate management industry.

•	Our newest RSA Secured program is our RSA Secured ClearTrust Ready program. Under this program, we offer interoperability testing and certification for vendors seeking to ensure interoperability between their products and our RSA ClearTrust Web access management solutions. To date, we have certified over 50 vendor applications as part of the RSA Secured ClearTrust Ready program.

•	We offer benefits for licensees of our RSA BSAFE technology who incorporate RSA BSAFE software into their products, including listings in our online RSA Secured Solutions directory, use of the RSA Secured brand on the licensees’ product packaging and advertising and access to joint promotional activities.

We believe that the mandatory certification testing and mutual customer support in our RSA SecurID, RSA ClearTrust and RSA Keon Ready programs set these interoperability programs apart from those of our competitors.

Through the RSA Secured program, we foster the use of the RSA Secured logo on vendor products that incorporate our technologies or are interoperable with our products. The program also includes listings in online directories, use of logos on product packaging and promotional materials, and RSA Secured joint promotional activities, such as tradeshows, advertising, direct mail and joint press releases.

Collectively, through all of the RSA Secured partner programs, we have relationships with leading vendors, including Apple Computer, AT&T, BEA, BMC, Check Point, Cisco Systems, Compaq, Ericsson, IBM, Intel, Microsoft, Nortel Networks, Nokia, Novell, Oracle, PeopleSoft, Siebel, Sun Microsystems and others, representing more than 1,000 vendor products that incorporate our technologies or are interoperable with our products. The end-user customers of the vendors who have joined the RSA Secured partner program can purchase authenticators and license our software directly from us. We believe that these relationships help our customers expand their enterprise network coverage and assist us in increasing our customer base.

SALES AND MARKETING

We have established a multi-channel distribution and sales network to serve the e-security market. We sell and license our products directly to end users through our worldwide sales force, as well as through our RSA SecurWorld™ network of original equipment manufacturers, or OEMs, value-added resellers, or VARs, and distributors. In addition, we support our sales efforts through strategic marketing relationships with other vendors.

In support of our sales efforts, we conduct sales training courses and targeted marketing programs, including direct mail, advertising, seminars, trade shows, interactive marketing, telemarketing and ongoing customer and third-party communications programs. We also seek to stimulate interest in e-security through our public relations program, speaking engagements, white papers, technical notes and other publications, as well as the RSA Conferences held around the world.

To enhance demand for our products, we have participated in the development of various industry-specific protocols that incorporate or complement our security technologies. We also host the industry’s premier annual security conference, the RSA Conference, and participate in other conferences to increase awareness, education and demand for our products. Through our RSA Laboratories group, we maintain a leading role in basic cryptographic research and the development of new encryption technologies. RSA Laboratories also maintains working relations with leading academic centers and customer development teams.

CUSTOMERS

We have a broad customer base, and no one customer accounted for more than 5% of our total revenue in 2002, 2001 or 2000. During 2002, we sold our products to an average of approximately 4,000 customers per quarter, including both new customers and repeat customers to whom we had sold in previous periods.

We sell our products to customers in a number of different vertical markets. We have analyzed approximately 80% of our revenue for the years ended December 31, 2002 and 2001 and determined that the percentage of the analyzed revenue represented by sales to each of our major vertical markets is as follows:

Vertical Markets	2002	2001

Technology, hardware and software companies	22%	33%
Banking and insurance	20%	21%
Professional services	13%	6%
Telecommunications	11%	14%
Healthcare and pharmaceuticals	10%	6%
Manufacturing, distribution and transportation	10%	9%
Government, federal, state and local	7%	5%
Other	7%	6%

As of December 31, 2002, we have sold more than 13 million RSA SecurID authenticators and licensed our software to thousands of customers worldwide, including 82% of the Fortune 100, 63% of the Fortune 500 and 88% of the world’s top banks. Historically, our customers have sought to secure highly confidential information, and have been sophisticated and knowledgeable purchasers of e-security systems. Our customers understand the need to secure their network applications for employees, partners and customers. We believe that as corporate networks and Web based services proliferate and become more complex, the number of industries concerned with e-security will grow.

MAINTENANCE, SUPPORT AND PROFESSIONAL SERVICES

We maintain a customer support help desk, technical support organization and professional services group at our headquarters in Bedford, Massachusetts, and at other locations throughout the world. We offer telephone and Web support for many of our products 24 hours a day, seven days a week. We also have field technical support personnel who work directly with our sales force, distributors and customers.

Our standard practice is to provide a warranty on all RSA SecurID hardware authenticators for the customer-selected programmed life of the authenticator (generally three to four years) and to replace any defective authenticators (other than authenticators damaged by a user’s abuse or alteration) free of charge. We generally sell each of our other products to customers with a warranty for product defects for specified periods, generally ninety days.

Customers may elect to purchase a maintenance contract, renewable annually or for multiple years. Under these contracts, we agree to provide corrections for documented program errors; version upgrades for both software and, if applicable, firmware; telephone consultation; and Web-based access to solutions, patches and documentation.

Our professional services group helps organizations plan and implement secure e-business solutions. Through this group, we provide our customers with project management, architecture and design, physical deployment, custom development, education and practitioner certification services. Customers typically pay for professional services either at a fixed price or at an hourly or daily rate for the time it takes us to complete the project.

PRODUCT DEVELOPMENT

Our product development efforts are focused on enhancing the functionality, reliability, performance and flexibility of our existing products, as well as developing new products with features and functionality that our current products do not possess. We are developing architectures and technologies to continually enhance the administrative capabilities and scalability of our RSA ACE/Server, RSA ClearTrust and RSA Keon products and to increase interoperability with additional network operating systems, applications and directory services. We are also developing tools to assist customers, strategic partners and other third-party integrators in integrating our products with custom and other third-party network or system applications.

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

Our product development staff, which works in six development centers worldwide, engages in software and hardware engineering, testing and quality assurance, and technical documentation. We also engage outside contractors where appropriate to supplement our in-house expertise or expedite projects based on customer or market demand. Research and development expenses were $55.1 million, $66.2 million and $45.0 million for 2002, 2001 and 2000, respectively. Our research and development expenses for 2001 include in process research and development expense of $7.9 million, which we wrote off in connection with the acquisitions of Securant, Xcert, 3GI and Transindigo.

MANUFACTURING AND SUPPLIERS

We perform assembly, programming and distribution of our products from two locations, Bedford, Massachusetts, and Shannon, Ireland. We distribute to our customers in the Americas and the People’s Republic of China from our facilities in Bedford, Massachusetts, and we distribute to our customers in other parts of the world from our facilities in Shannon, Ireland.

We currently contract for the manufacture of RSA SecurID authenticators with two suppliers, one in China and one in Thailand, and for the manufacture of various components, such as the batteries and microchips in the authenticators, from several other suppliers.

RSA ACE/Server, RSA ClearTrust, RSA Keon and RSA BSAFE software products are distributed on standard magnetic diskettes, compact disks and tapes together with documentation. We contract with media duplication subcontractors for the majority of our media duplication. We have the capability to do all media duplication in-house but limit this use to small production runs such as beta programs.

Although we generally use standard parts and components for our products, some components are currently available only from limited sources. For example, Sanyo Electric Co., Ltd. and Epson Electronics are our only suppliers for the microprocessor chips contained in our RSA SecurID products, and Flextronics and CalComp are our only manufacturers for RSA SecurID authenticators. If we were unable to obtain a sufficient supply of these or any other components and/or RSA SecurID authenticators, then we might be unable to fill customer orders and might have to expend significant resources to find new suppliers and/or manufacturers. As a result, we attempt to maintain a three-to-four month supply in inventory. We believe that it could take approximately six months to identify and commence production of suitable replacements for the microprocessor chip used in RSA SecurID authenticators.

We are currently working to establish new vendor relationships in order to increase the number of suppliers from which we buy our authenticators and authenticator components, in order to reduce our vulnerability to potential supply problems. For example, during 2002 we encountered some quality control problems with our battery vendor. As a result, we have redesigned our product to include longer life and better quality batteries. In addition, we have replaced the supplier that shipped us the faulty batteries with two other battery suppliers and no longer buy batteries from the original supplier.

COMPETITION

The market for e-security products is competitive and subject to rapid change. We currently experience direct and indirect competition from a number of sources, including:

•	software operating systems suppliers and application software vendors that offer e-security products or features, either as stand-alone products or incorporated into their operating systems or applications;

•	vendors of hardware authenticators and smart cards competitive with RSA SecurID products;

•	biometric security device vendors;

•	vendors of Web access management solutions;

•	PKI and cryptographic software firms;

•	application access providers; and

•	“freeware,” i.e., free or low-cost, unpatented e-security technology.

We believe that the principal competitive factors affecting the market for e-security products include technical features, ease of use, interoperability, quality and reliability, level of security, customer service and support and distribution channels. We believe that we and our products compare favorably to our competitors and their products with respect to each of these factors.

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

GOVERNMENT REGULATION AND EXPORT CONTROLS

All of our products are subject to U.S. export control laws and applicable foreign government import, export and/or use requirements. Minimal U.S. export restrictions apply to all products, whether or not they perform encryption functions.

The Export Administration Regulations of the U.S. Department of Commerce regulate the export of most commercial products with encryption features. Under regulations issued by the Department of Commerce in January 2000, encryption products of any key length, including general purpose encryption toolkits such as our RSA BSAFE products, may be exported, after a one-time technical review, to non-governmental end-users around the world, except for embargoed countries and specific prohibited end-users. Encryption products may be exported to governmental end-users under special Encryption Licensing Arrangements or individual export licenses that may be issued at the discretion of the Department of Commerce. In October 2000, the Department of Commerce further revised the Export Administration Regulations to relax some reporting requirements and to remove the export licensing requirement for shipments to governmental end-users in 23 countries, including most of the United States’ major trading partners. In June 2002, the Department of Commerce amended the encryption regulations again to conform them to the control lists implemented by other countries that are also members of the Wassenaar Arrangement. We believe that we have completed the necessary technical reviews of the products and services we currently export, but new products that we acquire or develop may require technical review before we can export them. For the export of some of our products, we are subject to various post-shipment reporting requirements.

The changes to the export regulations allow our products to be exported more quickly and at stronger strength and, therefore, be more competitive with products from foreign producers. However, the export regulations may be modified at any time. In light of the ongoing discussions regarding anti-terrorism legislation in the United States Congress, there may be an increased risk that export regulations may be modified in the future. Modifications to the export regulations could reduce or eliminate our ability to export some or all of our products from the United States without a license in the future, which could put us at a disadvantage in competing for international sales compared to companies located outside of the United States that would not be subject to these restrictions.

BACKLOG

We consider backlog to be orders for products or services evidenced by an executed contract which have not been fulfilled as of the end of a fiscal period. Backlog from sale of products and services was $5.9 million at December 31, 2002 and $1.2 million at December 31, 2001. We believe that all backlog orders at December 31, 2002 will be fulfilled during 2003.

RSA CAPITAL

In January 2000, we formed our RSA Capital segment to make synergistic investments in both external and internal activities and technologies. During 2002, we reduced our commitment of resources to the RSA Capital segment and recorded impairment charges on our equity investments to reduce their carrying value to their fair value. We are currently considering proposals to sell our investment portfolio. During 2003, we intend to focus our resources on our e-Security Solutions segment.

Our RSA Capital segment consists of our investment activities and, until March 31, 2002, also included our New Emerging Security Technologies group, or NEST. Through our investment activities, we have historically made investments primarily in equity instruments of e-businesses and other technology companies. Also included in our investment activities is RSA Ventures, I, L.P. (“RSA Ventures”), our venture capital fund, in which we have invested $35.3 million as of December 31, 2002. Our subscription to invest in RSA Ventures is $50.3 million, leaving a remainder of $15.0 million that we may invest, at our sole discretion, over the ten year life of RSA Ventures. We currently do not intend to invest this remaining amount. At December 31, 2002, our investments include investments in private companies of $1.4 million held at their estimated realizable value less costs to dispose, and an investment in Crosby Finance, LLC (“Crosby”), a qualified special purpose entity, of $0.2 million, accounted for at fair value, with changes in fair value recorded in the statement of operations.

Crosby was established specifically to own our shares of VeriSign, Inc. (“VeriSign”) common stock, three forward contracts (“Forwards”) and one variable delivery forward (“VDF”) contract, which we contributed to Crosby on November 27, 2000. We have the right to appoint the members of the Board of Directors of Crosby, one of whom is required to be an independent director who is not an employee, director or stockholder of RSA Security or otherwise affiliated with us and who does not receive any direct or indirect benefit from us. The other members of the Crosby Board of Directors are two of our officers. None of the Crosby directors has any ownership or interest in Crosby or its profits or assets, and with the exception of the independent director, none of the directors is compensated for serving as a director of Crosby. The Crosby Board of Directors manages the operations of Crosby, but neither the Crosby Board nor either of the members of Crosby has the power to cause Crosby to engage in any business other than holding shares of VeriSign common stock, the Forwards and the VDF and performing its obligations under the Forwards and the VDF contracts.

At December 31, 2002 Crosby held 2,027,325 shares of VeriSign and the VDF contract. Crosby has no liability or obligation to its members or to the counterparty to the VDF contract other than delivery of shares of VeriSign common stock to the counterparty upon maturity of the VDF contract in 2006, and distribution of cash proceeds, if any, to its members. We are not responsible for any of the financial obligations of Crosby to its creditors. After settlement of the VDF and distribution of cash proceeds, if any, Crosby will dissolve. Additional information on our investment in Crosby Finance, LLC may be found in Note 4 of the Notes to Consolidated Financial Statements.

In the past, our RSA Capital segment competed for investment opportunities with investment companies, venture capital firms, incubators and other investors.

Before the second quarter of 2002 our RSA Capital segment also included NEST. Through NEST, we focused on investigating, developing and nurturing new ideas and technologies into operational businesses. We merged the NEST activities into our e-Security Solutions segment as of March 31, 2002.

Additional information on our industry segments may be found in Note 14 of the Notes to Consolidated Financial Statements.

EMPLOYEES

At January 31, 2003, we employed 993 employees. Of these employees, approximately 383 were involved in sales and marketing, 287 were involved in research and development, 118 in customer service and support, 98 in administrative, human resources and finance, 61 in information technology, and 46 in production. There were no employees devoted to our RSA Capital segment. No employees are covered by any collective bargaining agreements. We believe that our relationships with our employees are good.

We believe our compensation plans are competitive with other companies in our industry. We pay our worldwide sales force a base annual salary plus compensation based upon achievement of sales quotas. All other employees are paid a base annual salary plus compensation based upon achievement of revenue and earnings targets.

ITEM 2.     PROPERTIES

Our principal administrative, sales and marketing, research and development and support headquarter facilities aggregate approximately 328,000 square feet of office space and are located in Bedford, Massachusetts under non-cancelable fifteen year leases expiring in December 2017. We moved into these headquarter facilities in February 2002. Our former headquarter facilities aggregate approximately 203,000 square feet of office space and are located in Bedford, Massachusetts under non-cancelable ten year leases expiring in 2009. We also lease approximately 58,000 square feet of office space for research and development and sales and marketing in San Mateo, California under non-cancelable ten-year leases expiring in 2008, and administration and manufacturing facilities in Shannon, Ireland aggregating approximately 18,750 square feet, which serves as our distribution center for international sales. We also lease facilities for administration, field sales, research and development and customer support throughout the United

States, Canada, Asia, Australia and Europe. In addition, during 2000, we purchased an approximately 31,000 square foot office building in Bracknell, United Kingdom. This building is used for our United Kingdom and European operations.

We are actively looking to sublease our former headquarters and other excess facilities that aggregate approximately 250,000 square feet of office space. During 2002 and 2001, we recorded restructuring charges including approximately $53.4 million representing lease payments due under excess facilities lease agreements, net of estimated sublease income, impaired leasehold improvements and furniture and fixtures, and other associated facilities expense. Based upon current economic and real estate market conditions, we expect to be able to enter into sublease agreements for all of our excess facilities within the next four years. We have existing sublet agreements with third parties for approximately 90,000 square feet of our excess facilities at various locations, which expire at various times through June 2009.

ITEM 3.     LEGAL PROCEEDINGS

By notice dated January 23, 2002, the Securities and Exchange Commission notified us that it is conducting a formal investigation of (1) our disclosure of a change in our method for estimating our distributor revenue, and (2) certain trading in our common stock. On or about July 11, 2002, the SEC staff notified RSA Security and some of its officers that the staff was considering seeking permission from the SEC to commence a civil injunctive proceeding against them, and that RSA Security and the officers could submit a written statement explaining why no such proceeding should be commenced. We and the officers submitted such a statement in August 2002 and are waiting for the SEC’s response. We and the officers are continuing to cooperate with the SEC, but we cannot predict the ultimate outcome of this matter.

On or about February 2, 2001, Leon Stambler filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., First Data Corporation, Openwave Systems Inc., and Omnisky Corporation, Case Number 01-0065. In September 2001, Mr. Stambler amended his complaint to add Certicom Corp. as an additional defendant. The suit was stayed against Omnisky due to Omnisky’s bankruptcy, and Openwave, Certicom and First Data settled with Mr. Stambler; therefore, only RSA Security and VeriSign remained as defendants. In his complaint, Mr. Stambler alleged that certain products marketed by each of the defendants infringed various patents that he owns, and he sought unspecified damages as well as a preliminary and permanent injunction enjoining the defendants from infringing the claims asserted. The trial took place in March 2003, and the jury determined that our products did not infringe Mr. Stambler’s patents. We believe that it is likely that Mr. Stambler will appeal the jury’s decision. Even if Mr. Stambler does appeal, we believe that the final disposition of this matter will not have a material adverse effect on our continuing operations and consolidated financial position.

On or about July 17, 2001, Digital Privacy, Inc. filed a complaint for patent infringement in the U.S. District Court for the Eastern District of Virginia against RSA Security, Case Number 2:01cv529. In its complaint, Digital Privacy alleged that certain products of 3-G International, Inc. (“3GI”), a private company that RSA Security acquired in May 2001, infringed various patents that Digital Privacy owns, and Digital Privacy sought unspecified damages as well as a permanent injunction enjoining us from infringing the claims asserted. On April 5, 2002, the court granted our motion for summary judgment and dismissed the case. In May 2002, Digital Privacy appealed the dismissal. In February 2003, we signed a settlement agreement with Digital Privacy, under which we have no further obligation or liability, and Digital Privacy dismissed its appeal.

On or about December 20, 2001, France Telecom and Telediffusion de France (“FT”) filed a Request for Arbitration with the International Court of Arbitration. FT claims that we breached a license agreement with FT and seeks unspecified damages including payment of a $20.0 million advance plus the legal fees and other costs associated with the arbitration. We believe that FT’s claims are without merit, and we intend to defend the arbitration vigorously. In a related matter, FT has also filed a patent infringement suit in Delaware against Novell, Inc., one of our licensees. In August 2002, we signed a letter agreement with Novell agreeing that if a court requires Novell to pay FT damages, we will reimburse Novell for 50% of the damages, up to a maximum payment of $2.5 million by us. If the damages payable by Novell exceed $5.0 million, then the indemnification provisions of our license agreement with Novell will govern our indemnification obligations. Although we believe that FT’s claims against Novell are without merit, we cannot predict the ultimate outcome of this matter. However, we believe that neither the disposition of our arbitration with FT nor the disposition of the litigation between Novell and FT will have a material adverse effect on our continuing operations and consolidated financial position.

From time to time, we have been named as a defendant in other legal actions arising from our normal business activities, which we believe will not have a material adverse effect on us or our business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following sales prices have been adjusted to reflect our three-for-two stock split effected as a dividend on our common stock in March 2001. Our common stock has been trading on The NASDAQ National Market under the symbol “RSAS” (formerly “SDTI”) since our initial public offering on December 14, 1994. The following table indicates the high and low sales prices per share of our common stock for each of our fiscal quarters during the last two completed fiscal years, as reported on The NASDAQ National Market.

2001	High	Low

First Quarter	$44.33	$23.25
Second Quarter	$37.94	$18.44
Third Quarter	$31.30	$12.87
Fourth Quarter	$17.90	$6.79

2002	High	Low

First Quarter	$19.60	$8.85
Second Quarter	$7.95	$3.85
Third Quarter	$4.70	$2.23
Fourth Quarter	$7.42	$2.54

There were 450 stockholders of record of our common stock as of February 14, 2003. We estimate that we have a total of approximately 80,000 stockholders, including stockholders who hold their shares in “street name.”

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

ITEM 6.   SELECTED FINANCIAL DATA
(in thousands, except per share data)

	Years Ended December 31,

	2002	2001	2000	1999	1998

Statement of Operations Data
Revenue
Products	$168,954	$222,382	$238,027	$190,736	$154,092
Maintenance and professional services	63,130	60,338	42,164	27,388	17,242

Total revenue	232,084	282,720	280,191	218,124	171,334

Cost of revenue
Products	35,772	38,226	33,158	30,813	30,890
Maintenance and professional services	22,207	28,456	21,825	14,348	9,891

Total cost of revenue	57,979	66,682	54,983	45,161	40,781

Gross profit	174,105	216,038	225,208	172,963	130,553
Costs and expenses
Research and development	55,061	58,345	45,032	37,640	31,981
Marketing and selling	100,673	122,915	102,788	89,943	66,788
General and administrative	30,256	39,127	35,409	27,261	19,007
Restructurings	56,036	19,956	(2,079)	11,350	—
Impairment of intangible assets	19,140	—	—	—	—
Amortization of goodwill and intangibles	9,924	14,452	—	—	—
In process research and development	—	7,891	—	—	—
Merger and integration	—	—	—	—	2,600
Legal settlement	—	—	—	—	1,872

Total	271,090	262,686	181,150	166,194	122,248

(Loss) income from operations	(96,985)	(46,648)	44,058	6,769	8,305
Interest (expense) income and other	(8,778)	5,860	12,864	10,007	8,676
(Loss) income from investing activities	(30,937)	40,836	272,853	285,952	35,427

(Loss) income before (benefit) provision
for income taxes	(136,700)	48	329,775	302,728	52,408
(Benefit) provision for income taxes	(39,876)	2,555	124,012	118,982	23,571
Minority interests	—	—	—	16	578

Net (loss) income	$(96,824)	$(2,507)	$205,763	$183,762	$29,415

Basic (loss) earnings per share (1)
Per share amount	$(1.71)	$(0.04)	$3.50	$3.13	$0.48

Weighted average shares	56,621	56,259	58,051	58,757	61,363

Diluted (loss) earnings per share (1)
Per share amount	$(1.71)	$(0.04)	$3.21	$2.92	$0.46

Weighted average shares	56,621	56,259	58,051	58,757	61,363
Effect of dilutive equity instruments	—	—	5,976	4,213	2,382

Adjusted weighted average shares	56,621	56,259	64,027	62,970	63,745

	December 31,

	2002	2001	2000	1999	1998

Balance Sheet Data
Cash, cash equivalents and marketable securities	$103,030	$63,120	$335,102	$1,383,281	$158,236
Working capital	95,894	72,184	305,667	553,307	180,885
Total assets	484,400	529,677	599,220	1,520,901	282,784
Long term obligations	106,384	81,670	—	—	—
Stockholders’ equity	263,434	353,413	481,004	611,024	242,720

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

Overview

RSA Security Inc. is a leading provider of electronic security, or e-security, solutions. With thousands of customers around the globe, we provide interoperable solutions for establishing online identities, access rights and privileges for people, applications and devices. Built to work seamlessly and transparently in the complex environments of our customers, our comprehensive portfolio of identity and access management solutions - including authentication, Web access management and developer solutions – are designed to allow customers to confidently exploit new technologies for competitive advantage. We sell our two-factor user authentication, Web access management and encryption products and solutions to corporate enterprise users seeking turnkey security solutions, and to original equipment manufacturers and developers seeking software development components for embedding security in a range of software applications or hardware devices.

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

Sales of our RSA SecurID authenticator products continue to be strong, while our less mature Enterprise software products continue to build revenue and market share. Over the last two years, we have seen a decrease in revenue from our Developer solutions, which we believe is primarily attributable to a decrease in the number of technology companies funding development, as well as the availability of free, “open source” products that compete with our RSA BSAFE product line; however, we have seen an emerging trend in developer solutions selling to enterprise customers. Our product line synergies create opportunities to sell additional products to existing customers.

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

We have contracted with outside manufacturing organizations to produce our RSA SecurID authenticators, and many of our products contain technology that is licensed from third parties. Our cost of revenue consists primarily of costs associated with the manufacture and delivery of RSA SecurID authenticators and royalty fees that we pay for the licensed technology. Cost of revenue also includes professional service, customer support, and production costs. Production costs include the programming labor, shipping, inspection and quality control functions associated with the RSA SecurID authenticators. We are currently working to establish new vendor relationships in order to increase the number of suppliers from which we buy our authenticators and authenticator components, in order to reduce our vulnerability to potential supply problems.

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

Our RSA Capital segment consists of our investment activities, and was formed to make synergistic investments in both external and internal activities and technologies. Through our investment activities, we have historically made investments primarily in equity instruments of e-businesses and other technology companies. During 2002 we reduced our commitment of resources to the RSA Capital segment and recorded impairment charges on our equity investments to reduce their carrying value to their estimated realizable value, less costs to dispose. We are currently considering proposals to sell our investment portfolio, and we currently do not intend to make any new investments. During 2003, we intend to focus our resources on our e-Security Solutions segment. Expenses incurred in connection with our investment activities are primarily for general and administration and management and professional fees. Also included in our RSA Capital segment is our interest in Crosby Finance, LLC, a qualified special purpose entity, with a carrying value of $0.2 million at December 31, 2002. Information on our investment in Crosby Finance, LLC may be found in Note 4 of the Notes to Consolidated Financial Statements.

Our RSA Capital segment also included our New Emerging Security Technologies group, or NEST, which was merged into our e-Security Solutions segment prior to the second quarter of 2002. Through NEST we focused on investigating, developing and nurturing new ideas and technologies into operational businesses. Expenses incurred in connection with NEST activities included general and administration expenses, as well as the operations of 3-G International, Inc. and Transindigo Inc (“Transindigo”).

Information on our segments may be found in Note 14 of the Notes to Consolidated Financial Statements.

Application of Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, sales returns, allowance for doubtful accounts, investments, intangible assets, income taxes, financing operations, warranty obligations, restructurings, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, our actual results could differ from those estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition – We derive our revenue primarily from two sources: sales of products, including hardware and software licenses, and services, including maintenance, support and professional services. Our management must make and use judgments and estimates in connection with the revenue recognized in any reporting period. The amount and timing of our revenue for any period may materially differ if our management made different judgments or utilized different estimates in establishing our allowance for sales returns.

We recognize revenue from the sale of our products in accordance with American Institute of Certified Public Accountants Statement of Position (“ SOP”) 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions,” as amended and interpreted. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. Revenue is reduced by provisions for estimated sales returns.

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

At the time of a transaction, we assess whether the sale amount is fixed or determinable and whether collection is probable. If we determine the fee is not fixed or determinable, we recognize revenue when the fee is determined and payment becomes due. We assess collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not probable, we do not record revenue until such time when collection becomes probable, which is generally upon the receipt of cash.

In our arrangements with our customers, we generally do not include acceptance provisions, which would give the customer the right to accept or reject the product after we ship it. However, if an arrangement includes an acceptance provision, we recognize revenue upon the customer’s acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition when Right of Return Exists,” we recognize revenue upon shipment of product to stocking distributors for sales to distributors who have only limited return rights, and record a sales return reserve to provide for estimated product returns.

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

Allowance for Sales Returns – We record allowances for estimated sales returns and allowances on products and maintenance and professional service related revenue in the same period as the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data, current economic trends, product line and customer industry and other known factors. Our historical experience with sales returns varies by product line depending on the customer’s industries and markets. We must make judgments and estimates in connection with establishing the allowances for estimated sales returns in any reporting period. The amount and timing of our revenue for any reporting period may materially differ if actual sales returns and allowances differ from our estimates.

Allowance for Doubtful Accounts – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations, changes in our customer payment terms, and other known factors when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on our financial position and results of operations. Recoveries of accounts previously written off as uncollectible are recorded as increases to the allowance for doubtful accounts.

Income taxes – The preparation of our consolidated financial statements requires us to estimate our income taxes in each of the jurisdictions in which we operate, including those outside the United States which may be subject to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves our estimating our actual current exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We must then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a valuation allowance of $25.4 million as of December 31, 2002 due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of acquisition related net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance, which could materially impact our consolidated financial position and results of operations.

Valuation of Goodwill and Other Intangible Assets – In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and earnings and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. We will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. Fair value is determined generally based on estimated discounted future cash flows or a market multiple valuation method. Any such impairment charge could be significant and could have a material adverse effect on our consolidated financial position and results of operations. During the fourth quarter of 2002, we determined the fair value of our intangible assets was zero and accordingly, we recorded a $19.1 million impairment charge to reduce the carrying value of our intangible assets, other than goodwill, to their fair value. At December 31, 2002, we had approximately $191.7 million of goodwill which accounted for approximately 40% of our total assets. Any goodwill impairment test could result in a decrease to the carrying value of goodwill and could have a material effect on our results of operations and consolidated financial position.

The adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to analyze the carrying value of goodwill and other intangible assets for impairment on an annual basis. We perform this annual test for impairment as of November 30 of each year and, if events or circumstances occur that would more likely than not reduce the fair value of the goodwill below its carrying amount, will perform an interim impairment test. The test for impairment is performed under a two step process. The first step tests for impairment, and the second step (if necessary) measures impairment. Goodwill is included in our e-Security Solutions segment, which contains one reporting unit (“Reporting Unit”). We completed the required annual goodwill impairment test as of November 30, 2002, by comparing the carrying amount of the Reporting Unit to the estimated fair value of the Reporting Unit. Estimated fair value of the Reporting Unit was determined based upon independent appraisal using the market multiple valuation method. As of November 30, 2002 the fair value of the Reporting Unit was greater than the carrying amount of the Reporting Unit. Therefore, the annual goodwill impairment test performed as of November 30, 2002 did not result in an impairment.

Long-Term Investments – Our long-term investments include investments in preferred and common stock of privately held companies and our interest in Crosby Finance, LLC, a qualified special purpose entity. At December 31, 2002, we had approximately $1.6 million of long-term investments which included $1.4 million for investments in preferred and common stock of privately held companies and $0.2 million for our interest in Crosby. We carry our investments in privately held companies at their estimated realizable value less costs to dispose. We regularly consider available evidence in evaluating potential impairment of our privately held investments. Because no public market exists for these investments, we estimate their value based on potential financing valuations and the investees’ forecasted financial performance, as well as the external markets for these types of investments. If the assumptions and estimates used in assessing the value of these investments are not accurate, or adverse changes in market conditions occur, or forecasts are not met, we may have to record additional impairment charges that we have not previously recognized.

During 2002, we recognized impairment charges of $21.9 million related to our long-term investments in privately held companies. During the fourth quarter of 2002 we initiated a process to sell our equity investments, and recorded an impairment charge of $12.0 million to reflect the investments at their estimated realizable value, less costs of disposal. During 2002, three of the companies in which we had invested were in the process of obtaining additional financing or being sold, and based upon valuations and anticipated cash proceeds, we recorded an impairment charge of $9.9 million to reduce the carrying amount of these investments to their estimated fair value.

We account for our investment in Crosby under Emerging Issues Task Force (“EITF”) Issue No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” We are carrying our interest in Crosby at fair value with all increases and decreases in fair value reported in income from investing activities in the statement of operations. We determine the fair value based on the fair value of Crosby’s right to potentially receive additional cash proceeds upon maturity of the VDF contract. At December 31, 2002, our interest in Crosby had a fair value of $0.2 million, and is included in investments as a long-term asset. Should the fair value of our investment in Crosby decrease, we would incur a pretax charge of up to $0.2 million, which would be included in income from investing activities in our consolidated statements of operations.

Restructurings – During 2002, 2001 and 1999, we initiated consolidation of certain operations in order to enhance operational efficiency and reduce expenses, and recorded significant restructuring charges in connection with these actions. Restructuring charges were $56.0 million and $20.0 million for 2002 and 2001, respectively. These restructuring charges require us to make estimates based upon real estate market conditions, rental rates, future corporate requirements, general economic conditions and future estimated cash flows. Included in the restructuring charges recorded in 2002 are facility exit costs of $44.0 million, which represents estimated shortfalls of sublease rental income compared to lease payments due through 2009 under certain exited facilities lease agreements, impaired leasehold improvements and furniture and fixtures, and other associated facilities expenses. Estimates related to the length of time to reserve excess facilities are based on assumptions regarding the period required to locate and contract with suitable subtenants and are based on market trend information analysis. Estimates of sublease income are based upon the terms of existing sublease agreements that we have obtained and market trend information analysis. If the assumptions for these estimates change due to changes in the real estate and sublease markets, or due to the terms of sublease agreements that we have obtained, the ultimate restructuring expenses for these facilities could vary by material amounts, and could cause us to record additional restructuring charges in future reporting periods. Included in the 2002 restructuring charges are facility exit costs of $35.7 million, which arose when we revised the estimates that we had used in previously recorded restructuring charges. These estimates were revised due to higher than anticipated operating costs and changes to estimated length of time we expect it will take to obtain subtenants for certain excess facilities.

New Accounting Pronouncements

SFAS No. 141 and SFAS No. 142 – We adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, except with respect to the acquisition of Securant Technologies Inc. (“Securant”) to which we applied the provisions of SFAS No. 141 and No. 142 on September 4, 2001 (the date of acquisition). SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, and eliminates the pooling of interests method. In addition, SFAS No. 141 further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 requires that amortization of goodwill and indefinite lived intangible assets be discontinued and instead be evaluated at least annually for impairment under a two step process. Intangible assets with finite lives continue to be amortized over their useful lives.

We completed the transitional goodwill impairment test as of January 1, 2002, the date of adoption of SFAS No. 142. Goodwill is included in our e-Security Solutions segment, which contains one Reporting Unit. The goodwill impairment test compared the carrying amount of the Reporting Unit to the estimated fair value of the Reporting Unit. We determined the estimated fair value of the Reporting Unit based upon an independent appraisal using the market multiple valuation method. As of the January 1, 2002 transitional goodwill impairment test, the fair value of our Reporting Unit was greater than the carrying amount of the Reporting Unit. Therefore, the transitional goodwill impairment test performed as of January 1, 2002 did not result in an impairment of our goodwill.

We perform the required annual goodwill impairment test as of November 30 of every year, and, if events or circumstances occur that would more likely than not reduce the fair value of the Reporting Unit below its carrying amount, we will perform an interim impairment test. Accordingly, we completed the required annual goodwill impairment test as of November 30, 2002. The annual goodwill impairment test compared the carrying amount of the Reporting Unit to the estimated fair value of the Reporting Unit. Estimated fair value of the Reporting Unit was determined based upon independent appraisal using the market multiple valuation method. As of the November 30, 2002 annual goodwill impairment test, the fair value of our Reporting Unit was greater than the carrying amount of the Reporting Unit. Therefore, the annual goodwill impairment test performed as of November 30, 2002 did not result in an impairment of our goodwill.

As a result of our adoption of SFAS No. 142 on January 1, 2002, we reclassified in-place workforce related intangible assets into goodwill, resulting in an increase to goodwill and a decrease to intangible assets of $8.3 million. Upon reclassification of in-place workforce related intangible assets to goodwill and the determination of indefinite lived intangible assets, we reversed the deferred tax liabilities related to these intangible assets. The reversal resulted in a decrease to goodwill and deferred tax liabilities of $3.1 million.

We applied the provisions of SFAS No. 141 and No. 142 with respect to the acquisition of Securant on September 4, 2001 (the date of acquisition). As part of the application of SFAS No. 141, we recognized identifiable intangible assets separate from goodwill and have recognized amortization expense on these intangible assets with finite lives from the date of acquisition.

As a result of our adoption of SFAS No. 142, we discontinued amortizing all existing goodwill and indefinite lived intangible assets and did not record any related amortization expense after January 1, 2002. Had the provisions of SFAS No. 141 and No. 142 been applied for the year ended December 31, 2001, our net income and earnings per share would have been as follows:

		Year Ended
(in millions, except per share data)		December 31, 2001

Reported net loss		$(2.5)
Add:	Goodwill amortization	7.6
	In-place workforce amortization	1.6
	Trademark amortization	0.1
Less: Tax effect		(3.7)

Adjusted net income		$3.1

Per share amounts
	Reported basic loss per share	$(0.04)
	Effect of SFAS No. 141 and No. 142	0.10

	Adjusted basic earnings per share	$0.06

	Reported diluted loss per share	$(0.04)
	Effect of SFAS No. 141 and No. 142	0.09

	Adjusted diluted earnings per share	$0.05

We had no intangible asset related amortization expense for the year ended December 31, 2000. Amortization expense recorded in 2001 related to intangible assets acquired in connection with acquisitions completed during 2001.

At December 31, 2002, we applied the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to our technology, customer list, trademark and noncompetition agreement intangible assets due to circumstances that indicated the carrying value of these intangible assets may not be recoverable. We determined that the carrying amount of these assets was not recoverable because the carrying value of these assets exceeded the sum of the estimated undiscounted cash flows expected to be generated from the use of these assets. We determined the amount of the impairment loss by comparing the carrying amount of these assets to their fair value at December 31, 2002. We determined the fair value based on estimated discounted cash flows expected to be generated from the use of these assets. The fair value of the intangible assets was determined to be zero at December 31, 2002, and accordingly, we recorded a $19.1 million impairment charge for the year ended December 31, 2002 to reduce the carrying amount of our intangible assets to their fair value.

SFAS No. 145 – In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections.” For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in Accounting Principles Board Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 for certain sales-leaseback and sublease accounting. We were required to adopt the provisions of SFAS No. 145 on January 1, 2003. We believe the adoption of SFAS No. 145 will not have a significant impact on our consolidated financial position or results of operations.

SFAS No. 146 – In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 nullifies EITF No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” which required a liability be recognized at the commitment date to an exit plan. We were required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. All restructuring activities prior to December 31, 2002, including those described in Note 13 of the Notes to Consolidated Financial Statements, are accounted for under EITF No. 94-3.

SFAS No. 148 – In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method for accounting for stock based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As we did not make a voluntary change to the fair value based method of accounting for stock based employee compensation in 2002, the adoption of SFAS No. 148 did not have a material impact on our consolidated financial position and results of operations.

Interpretation No. 45 – In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition and measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition and measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. We believe the adoption of FIN 45 will have no impact on our consolidated financial position and results of operations.

Interpretation No. 46 – In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 will require identification of our participation in variable interest entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosure regarding interests in VIE that are deemed significant, even if consolidation is not required. We anticipate the adoption of FIN 46 will not have a significant impact on our consolidated financial position or results of operations.

EITF No. 00-21 – In November 2002, the EITF issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The effect of adopting this issue is being evaluated.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of our total revenue:

	Years Ended December 31,

	2002	2001	2000

Revenue
Products	72.8%	78.7%	85.0%
Maintenance and professional services	27.2	21.3	15.0

Total revenue	100.0	100.0	100.0

Cost of revenue
Products	15.4	13.5	11.8
Maintenance and professional services	9.6	10.1	7.8

Total cost of revenue	25.0	23.6	19.6

Gross margin	75.0	76.4	80.4
Costs and expenses
Research and development	23.7	20.6	16.1
Marketing and selling	43.4	43.5	36.7
General and administrative	13.1	13.8	12.6
Restructurings	24.1	7.1	(0.7)
Impairment of intangible assets	8.2	—	—
Amortization of goodwill and intangible assets	4.3	5.1	—
In process research and development	—	2.8	—

Total	116.8	92.9	64.7
(Loss) income from operations	(41.8)	(16.5)	15.7
Interest (expense) income and other	(3.8)	2.1	4.6
(Loss) income from investing activities	(13.3)	14.4	97.4

(Loss) income before (benefit) provision for income taxes	(58.9)	0.0	117.7
(Benefit) provision for income taxes	(17.2)	0.9	44.3

Net (loss) income	(41.7)%	(0.9)%	73.4%

2002 Compared with 2001

Revenue

The following tables set forth the amount, percentage of total revenue and percentage increase (decrease) of our revenue by product group, product type and product division:

	Years Ended December 31,

	2002		2001		Percentage
					Increase
($ in millions)	Revenue	Percentage	Revenue	Percentage	(Decrease)

Product group:
Enterprise solutions	$204.7	88.2%	$229.2	81.1%	(10.7)%
Developer solutions	27.4	11.8%	53.5	18.9%	(48.8)%

Total	$232.1	100.0%	$282.7	100.0%	(17.9)%

Product type:
Authenticators	$107.8	46.5%	$118.8	42.1%	(9.2)%
Software products	61.2	26.3%	103.6	36.6%	(41.0)%
Maintenance and professional services	63.1	27.2%	60.3	21.3%	4.6%

Total	$232.1	100.0%	$282.7	100.0%	(17.9)%

Product division:
Authentication products	$197.7	85.2%	$225.8	79.9%	(12.5)%
Encryption products	26.3	11.3%	53.1	18.8%	(50.4)%
Web access management products	8.1	3.5%	3.8	1.3%	113.0%

Total	$232.1	100.0%	$282.7	100.0%	(17.9)%

We have reclassified revenue of $13.0 million for the year ended December 31, 2001 from the authentication products division to the encryption products division in order to conform to current period presentation.

The following tables set forth the amount, percentage of total revenue and percentage decrease of revenue by regional area:

	Years Ended December 31,

	2002		2001
					Percentage
($ in millions)	Revenue	Percentage	Revenue	Percentage	Decrease

United States	$138.6	59.7%	$162.8	57.6%	(14.9)%
Europe and other	70.2	30.3%	91.5	32.4%	(23.3)%
Asia Pacific	23.3	10.0%	28.4	10.0%	(17.8)%

Total	$232.1	100.0%	$282.7	100.0%	(17.9)%

We believe the decrease in total revenue in 2002 as compared to 2001 was primarily due to the continued decline in information technology spending by our existing and prospective customers due to the uncertainty of the economy. We believe that when and if information technology spending increases from the current rates of spending we will benefit with increased revenue. We believe our product revenue will increase if businesses continue the trend toward permitting remote access to internal resources and Web-enabling existing applications. We also believe our identity and access management solutions promote our product synergies and will enable us to generate additional revenue by selling additional products to existing customers.

We believe revenue from sales of RSA SecurID authenticators declined in 2002 as compared to 2001 primarily due to the recent and continued downsizing of businesses. The number of RSA SecurID authenticator units sold decreased 6.9% in 2002 to 2.5 million from 2.7 million in 2001. In addition, the average selling price per authenticator unit decreased 1.8% in 2002 to $42.65 from $43.45 in 2001. The decrease in number of units sold, along with the decrease in the average selling price in 2002 as compared to 2001, contributed to the decreased revenue from our RSA SecurID authentication product line. The decrease in the average selling price can be attributed to an increase in the number of larger volume transactions during 2002 as compared to 2001, because we tend to give larger discounts on larger volume transactions. We believe our RSA SecurID authentication products generate and will continue to generate substantial revenue for us.

Our authentication products revenue includes revenue from our RSA Keon product line for all periods presented. RSA Keon revenue decreased in 2002 as compared to the same period of 2001, which we believe was due primarily to our customers delaying or canceling the implementation of large infrastructure information technology projects. In addition, during 2002 we eliminated several products included in the RSA Keon product line, and this contributed to the decrease in revenue from our RSA Keon product line. However, due to synergies within our product lines, RSA Keon product line has generated and, we expect, will continue to generate strong revenue. We believe that the revenue generated from our authenticator product division will continue to provide steady overall growth for us despite the weakened global economy.

As result of the acquisition of Securant in September 2001, we established the RSA ClearTrust Web access management solution product division, and generated $3.8 million of Web access management revenue in the fourth quarter of 2001. Web access management revenue was $8.1 million and accounted for 3.5% of total revenue for 2002. We believe, despite a highly competitive market, that our Web access management revenue will contribute approximately 5% to 6% of our total revenue during 2003.

We believe that the decrease in Developer solutions and encryption revenue was primarily attributable to a decrease in the number of technology companies funding development and in the development of new information technology products, as well as the availability of free, “open source” products that compete with our RSA BSAFE product line. We believe revenue from sales of encryption products to enterprise customers has contributed, and will continue to contribute, to our Developer solutions revenue, and we therefore expect that our encryption revenue will continue to account for approximately 10% of our total revenue in 2003.

We believe the increase in service revenue in 2002 as compared to 2001 can primarily be attributed to continued purchases by new customers coupled with renewals of annual maintenance contracts from sale of products in prior periods.

We believe that as the United States government proceeds with its agenda of increasing awareness of cyber-security issues, and its focus on homeland security, we will benefit with increased revenue. We believe the government sector of our business may increase in the future as government agencies seek e-security partners in order to execute their cyber-security agenda. In addition, we believe the Health Insurance Portability and Accountability Act of 1996 (HIPAA) privacy and security standards that require security for online healthcare transactions and clinical trials has increased our revenue from the healthcare and pharmaceutical vertical market segment.

Gross Profit

The following tables set forth the gross profit and gross margin for products and maintenance and professional services:

	Years Ended December 31,

	2002		2001

($ in millions)	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Products	$133.2	78.8%	$184.1	82.8%
Maintenance and professional services	40.9	64.8%	31.9	52.8%

Total	$174.1	75.0%	$216.0	76.4%

Included in the gross profit for products for 2002 is a $2.9 million charge for inventory write down related to discontinued product designs and for product quality warranty accruals. Included in the gross profit for products for 2001 is a write off of prepaid royalties of $5.2 million. These prepaid royalties were expensed to cost of product revenue when it was determined that they may not have future realizable value as a result of our acquisition of Xcert International, Inc. (“Xcert”) in February 2001. Excluding the inventory write down and warranty accruals, gross margin for products was 80.5% for 2002. Excluding the prepaid royalties, total gross margin for products was 85.2% for 2001. We have included these gross margin measures, which are not in accordance with generally accepted accounting principles (“GAAP”), for year over year comparison purposes.

We believe the decrease in gross margin for products for 2002 as compared to 2001, after excluding the items mentioned above, can be primarily attributed to the decrease in our software revenue. Our software products have higher gross margins than our other product types, and a decrease in software revenue would cause our gross margin for products to decrease.

We believe the increase in gross profit from maintenance and professional services in 2002 as compared to 2001 was primarily attributable to increased maintenance revenue achieved on decreased customer support costs. Customer support costs decreased due to cost reduction programs implemented since the third quarter of 2001.

We expect to maintain total gross margins of between 76% and 78% for 2003.

Research and Development

Total research and development expenses decreased 5.6% in 2002 to $55.1 million from $58.3 million in 2001, and represented 23.7% of total revenue for 2002. For 2002 as compared to 2001, approximately $3.2 million of the decrease in research and development expenses was from decreased payroll, overheard and consulting expenses associated with our reduced workforce. RSA Capital expenses included in total research and development expenses were $0.5 million and $2.5 million for 2002 and 2001, respectively, all of which were attributable to our NEST group, which merged into our e-Security Solutions segment prior to the second quarter of 2002. We expect our 2003 research and development expenditures in absolute dollars to be similar to 2002, and to be between 19% and 21% of total revenue for 2003.

Marketing and Selling

Total marketing and selling expenses decreased 18.1% in 2002 to $100.7 million from $122.9 million in 2001, and represented 43.4% of total revenue for 2002. Marketing and selling expenses decreased in 2002 as compared to 2001 primarily due to cost reduction measures. For 2002 as compared to 2001, approximately $8.7 million of the decrease in marketing and selling expenses was from decreased payroll expenses and overhead costs associated with our reduced workforce, approximately $6.1 million of the decrease was from decreased spending on marketing programs, approximately $4.7 million of the decrease was from a reduction in bad debt expense, and approximately $2.7 million of the decrease was from decreased commission expense due to decreased revenue. RSA Capital expenses included in total marketing and selling expenses were $0.4 million for 2001, all of which were attributable to our NEST group, which merged into our e-Security Solutions segment prior to the second quarter of 2002. We believe marketing and selling expenditures will be 38% to 39% of total revenue in 2003.

General and Administrative

Total general and administrative expenses decreased 22.7% in 2002 to $30.3 million from $39.1 million in 2001, and represented 13.1% of total revenue for 2002. The decrease in total general and administrative expenses in 2002 as compared to 2001 was primarily due to cost reduction measures. Included in total general and administrative expenses for 2002 and 2001 were $0.3 million and $7.3 million, respectively, of general and administrative costs associated with our RSA Capital segment, including its NEST group and investment activities. For 2002 as compared to 2001, approximately $6.9 million of the decrease was from decreased payroll and overhead costs associated with our reduced workforce, and approximately $3.9 million of the decrease was from decreased expenses relating to our investment activities included in our RSA Capital segment. These decreases were partially offset by an increase of approximately $2.0 million for professional fees incurred in connection with on-going litigation. We believe general and administrative expenditures will be 11% to 13% of total revenue in 2003.

Acquisitions

During 2001, we completed four acquisitions, which were accounted for as purchases. Accordingly, the results of operations of the acquired companies have been included in our consolidated statements of operations since their respective dates of acquisition. Costs related to these acquisitions are for investment banking, professional fees and other direct costs, including employee severance and facilities closure. These costs were recorded on the dates of acquisition and have been included in the allocation of the purchase prices.

In September 2001, we acquired all of the capital stock of Securant, a privately held company that developed the ClearTrust Web access management solution, for an aggregate of $142.4 million in cash including acquisition costs. In May 2001, we acquired all of the capital stock of 3GI, a privately held company that developed smart card and biometric authentication products, and substantially all of the assets of Transindigo, a privately held company that developed real time Web access management software products, for an aggregate of $23.8 million in cash including acquisition costs and litigation expenses. In February 2001, we acquired all of the capital stock of Xcert, a privately held company that developed digital certificate-based products for securing e-business transactions, for $69.7 million in cash, including acquisition costs, plus the assumption of all Xcert stock options.

Allocation of the purchase prices for all four acquisitions completed during 2001 were based on estimates of the fair value of the assets acquired and liabilities assumed based on independent appraisals. These allocations were as follows:

	Estimated Fair Values

			3GI and		Estimated
($ in millions)	Securant	Xcert	Transindigo	Total	Life

Assets and liabilities, including cash	$(0.6)	$4.8	$6.8	$11.0
Goodwill (1)	126.9	57.7	13.6	198.2
Intangible assets (2)	19.6	12.9	2.9	35.4	1 to 7 years
Deferred tax liabilities, net (2)	(7.3)	(5.1)	(1.1)	(13.5)
In process research and development	3.8	2.5	1.6	7.9

Total purchase price	142.4	72.8	23.8	239.0
Less: assumption of stock options	—	(3.1)	—	(3.1)
Less: cash acquired	(2.1)	(0.4)	(6.9)	(9.4)

Net cash paid	$140.3	$69.3	$16.9	$226.5

(1)	Effective January 1, 2002, the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” required that the amortization of goodwill arising from business acquisitions be discontinued, and instead be evaluated at least annually for impairment.

(2)	We recorded an impairment charge of $19.1 million during 2002 to reduce the carrying value of these intangible assets to zero at December 31, 2002. Accordingly, we will not record any amortization expense related to these intangible assets after December 31, 2002. As a result of this impairment charge, we reduced the deferred tax liabilities associated with the intangible assets to zero at December 31, 2002.

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

The allocation of the Securant purchase price has been revised since September 4, 2001 (the date of acquisition) for unrecorded liabilities related to pre-acquisition contingencies and uncollectible accounts receivable, which resulted in a net decrease to the allocation of assets and liabilities and an increase to goodwill of $1.1 million. We received $0.4 million from the Securant escrow fund during 2002 in settlement of several claims. We expect to record additional adjustments to the Securant purchase price upon finalization of the post closing adjustment and settlement of any escrow claims.

In June 2002, we paid $0.6 million to Xcert stockholders upon finalization of the working capital calculation. The cost of the working capital adjustment has been added to the purchase price of Xcert and resulted in an increase to goodwill of $0.6 million.

We incurred litigation expenses in connection with patent litigation relating to the products acquired in our May 2001 acquisition of 3GI and recorded these expenses as related costs of acquisition. The costs to defend the 3GI lawsuit are covered by the escrow fund set aside from the 3GI purchase price. We have submitted claims against the 3GI escrow totaling approximately $3.0 million. Through December 31, 2002 we have received an aggregate of $2.6 million from the 3GI escrow to cover these litigation costs and other claims. The selling stockholders are disputing the remaining claims. The costs of litigation and disbursements from the 3GI escrow resulted in a net increase to goodwill of approximately $0.1 million.

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

The amounts allocated to IPR&D projects were expensed in the quarter that the related acquisition was consummated because technological feasibility of the IPR&D projects had not been achieved and there were no alternative future uses. IPR&D expense of $7.9 million for the year ended December 31, 2001 represents the write off of IPR&D in connection with the acquisition of Securant, Xcert, 3GI and Transindigo.

The estimated costs to complete the IPR&D projects are for payroll and related overhead costs for engineers employed in the completion of these development projects. We would revise the estimate of remaining costs to be incurred should the projects fail to meet technological feasibility.

The valuation of the IPR&D was determined using the income method. Revenue and expense projections as well as technology assumptions were prepared for 5 to 7 years based on information provided by the acquired companies’ management. Revenue projections for each IPR&D project were identified as revenue derived from products relying on current technology, if any, and revenue derived from projects relying on a new IPR&D project. Expense projections including cost of products sold and operating expenses varied depending on the IPR&D project. The discount rates used in the present value calculations were typically derived from a weighted average cost of capital, adjusted upward to reflect additional risks inherent in the development life cycle, and resulting in discount rates in a range of 30.0% – 35.0%, depending on the IPR&D project. The fair value of the IPR&D was determined separately from all other acquired assets using the percentage of completion method. The percentage of completion ratios were estimated based on the estimated man hours remaining to complete each project versus total man hours estimated for each project to achieve technological feasibility. Management is responsible for estimates of the fair value of the IPR&D.

The following table summarizes the nature, percentage complete, timing and estimated cost to complete for each IPR&D project as of December 31, 2002:

Estimated Cost to
		Release Date or	Complete at
Description of Project	% Complete	Expected Release Date	December 31, 2002

Xcert – Other in process research and development projects	Various	Various	$0.8 million
Transindigo – Elara	30%	Third quarter of 2003	$0.1 million

Given the risks associated with the uncertainties of the commercialization process, such as rapidly changing customer needs, complexity of technology and growing competitive pressures, we cannot assure investors that deviations from our estimates will not occur or that the projects will meet with commercial success. We believe there is a reasonable chance of realizing the economic return expected from the acquired IPR&D.

Restructurings

During 2002 and 2001, we evaluated and initiated restructuring actions in order to consolidate some of our operations, enhance operational efficiency and reduce expenses. We continue to monitor and assess our facility obligations, real estate markets and our operating expenses. As a result of these ongoing assessments, we have recorded additional restructuring charges or revised previously recorded restructuring charges. These actions resulted in total restructuring charges of $56.0 million and $20.0 million for the years ended December 31, 2002 and 2001, respectively.

During the year ended December 31, 2002, we recorded restructuring charges of $56.0 million, consisting of facility exit costs, costs associated with the liquidation of our Swedish development operations and the sale of certain Swedish assets and the business related to the asset to TFS Technology AB (“TFS”), and severance and other costs associated with the reduction of employee headcount. The 2002 restructuring charges include costs of $37.6 million incurred due to the revision of previously recorded restructuring charges.

Included in the 2002 restructuring charges are costs of $44.0 million consisting of facility exit costs and related impairment of leasehold improvements and furniture and fixtures. Facility exit costs consist of estimated shortfalls of sublease rental income compared to obligations due under certain exited facilities leases which are payable over the next 78 months. The remaining unreserved lease obligations related to certain exited facilities amount to $11.1 million, which represents our estimated sublease income from these facilities from the end of the reserve period to the end of the lease term. Impairment of leasehold improvements and furniture and fixtures included in facility exit costs are for unamortized leasehold improvements and furniture and fixtures that we believe will not be recoverable upon sublease of exited facilities. Total facility exit costs for 2002 include costs of $35.7 million we incurred when we revised estimates used in previously recorded restructuring charges. We revised the estimates included in facility exit costs due to the extension of the period of time estimated to obtain sublease tenants for certain exited facilities, based on the terms of finalized subleases obtained during 2002, due to higher than anticipated operating costs associated with certain exited facilities, and due to the continued uncertainty and deterioration in the commercial real estate and sublet markets in the Boston metropolitan area.

We recorded restructuring charges of $6.3 million during 2002 associated with the liquidation of our Swedish development operations and the sale of certain Swedish assets and the business related to the assets to TFS. We sold these assets and related business to TFS in exchange in part for TFS’s assumption of the liabilities related to the assets and associated business, including the related support obligations and certain employees. The total number of employees included in this transaction was 76, of which 67 were employed in research and development and 9 were employed in general and administrative functions. The total Sweden liquidation costs include additional costs of $1.9 million incurred upon revision of estimates used in previously recorded restructuring charges.

Also included in restructuring charges for 2002 are severance and other costs associated with the reduction of employee headcount of $5.7 million for 121 employees, of which 15 were employed in manufacturing, customer operations and technical services, 37 were employed in research and development, 48 were employed in sales and marketing, and 21 employed in general and administrative functions.

During the year ended December 31, 2001, we recorded restructuring charges of $20.0 million, consisting of facility exit costs, prepaid license fees, severance and other costs associated with the reduction of employee headcount, and other direct costs.

Included in the 2001 restructuring charges are costs of $9.4 million consisting of facility exit costs, related impairment of leasehold improvements and other direct costs. Facility exit costs primarily consist of up to 18 months of minimum lease payments due under certain exited facilities lease agreements. Impairment of leasehold improvements included in facility exit costs are for unamortized leasehold improvements that we believe will not be recoverable upon sublease of exited facilities.

Prepaid license fees of $4.4 million included in 2001 restructuring charges were expensed when it was determined that they did not have future realizable value as a result of our exiting a planned service offering.

Also included in restructuring charges for 2001 are severance and other costs associated with the reduction of employee headcount of $5.9 million for 320 employees, of which 33 were employed in manufacturing, customer operations and technical services, 110 were employed in research and development, 110 were employed in sales and marketing, 60 were employed in general and administrative functions, and 7 were employed in the RSA Capital segment.

Restructuring charges accrued and unpaid at December 31, 2002 were as follows:

	Facility Exit		Liquidation
	Costs & Related		of Sweden		Other
	Asset	Severance	Development	Purchased	Direct
($ in millions)	Impairments	Costs	Operations	Technology	Costs	Total

Balance at January 1, 2001	—	—	—	—	$0.4	$0.4
Total restructuring charges – 2001	$9.4	$5.9	—	$4.4	0.3	20.0
Payments and asset write offs – 2001	(0.3)	(4.6)	—	$(4.4)	—	(9.3)

Balance at December 31, 2001	9.1	1.3	—	—	0.7	11.1

Restructuring charges - 2002	8.3	5.7	$4.4	—	—	18.4
Revision of previously recorded restructuring charges	35.7	—	1.9	—	—	37.6

Total restructuring charges – 2002	44.0	5.7	6.3	—	—	56.0

Payments and asset write offs – 2002	(16.3)	(5.6)	(5.7)	—	—	(27.6)

Balance at December 31, 2002	$36.8	$1.4	$0.6	—	$0.7	$39.5

In 1999, we commenced and substantially completed consolidation of certain operations in order to enhance operational efficiency. We recorded facility exit costs consisting primarily of estimated shortfalls of sublease rental income compared to minimum lease payments due under a lease agreement. Remaining facility exit costs of approximately $0.3 million were accrued and unpaid at December 31, 2002 and are expected to be paid through the first quarter of 2008.

We expect to pay the remaining restructuring costs accrued at December 31, 2002 as follows:

Year ending December 31, 2003	$12.2	million
Year ending December 31, 2004	9.8	million
Year ending December 31, 2005	8.8	million
Year ending December 31, 2006	5.8	million
Year ending December 31, 2007	1.6	million
Year ending December 31, 2008 and thereafter	1.3	million

Interest (Expense) Income and Other

Interest (expense) income and other includes the following:

	Years Ended December 31,

($ in millions)	2002	2001

Interest expense on 7% convertible debentures	$(5.7)	$(1.2)
Non cash amortization of deferred financing costs	(1.6)	(0.3)
Non cash accretion of warrant value	(1.4)	(0.3)
Interest income net of (expense) and other	(0.1)	7.7

Total interest (expense) income and other	$(8.8)	$5.9

Interest expense, non cash amortization of deferred financing costs and non cash accretion of warrant value included in interest (expense) income and other were incurred in connection with our 7% convertible debentures, which were issued in October and November of 2001. The decrease in interest income during 2002 as compared to 2001 was primarily due to significantly lower interest rates earned on lower average cash and cash equivalents balances.

(Loss) Income from Investing Activities

(Loss) income from investing activities which are included in our RSA Capital segment includes the following gains (losses):

	Years Ended December 31,

($ in millions)	2002	2001

Gain from sale of marketable securities, net	$0.8	$6.2
Loss on sale of investments	(3.0)	—
Decline in fair value of Crosby Finance, LLC	(6.8)	—
Settlement of forward contracts held by Crosby Finance, LLC	—	41.8
Investment impairment charges	(21.9)	(7.2)

Total (loss) income from investing activities	$(30.9)	$40.8

During 2002, we recognized impairment charges of $21.9 million related to our long-term investments in privately held companies. During the fourth quarter of 2002, we initiated a process to sell our equity investments, and recorded an impairment charge of $12.0 million to reflect the investments at their estimated realizable value, less costs of disposal. During 2002, three of the companies in which we had invested were in the process of obtaining additional financing or being sold, and based upon valuations and anticipated cash proceeds, we recorded an impairment charge of $9.9 million to reduce the carrying amount of these investments to their estimated fair value.

In November 2000, we transferred approximately 2.6 million shares of VeriSign common stock, which were covered by three Forwards and one VDF, to Crosby Finance, LLC, of which we are a 99% member. Crosby is a bankruptcy-remote qualified special purpose entity, established specifically to securitize the shares of VeriSign common stock. The contribution and the transfer have been accounted for as a sale under SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, we do not consolidate Crosby for accounting purposes. The counterparty to the VDF contract holds the remaining 1% interest in Crosby.

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

At December 31, 2002, Crosby held approximately 2.0 million shares of VeriSign common stock and the VDF contract. The VDF contract entitles Crosby to receive cash proceeds of up to $35.3 million depending on the market price of VeriSign common stock on January 3, 2006. The closing price of VeriSign’s common stock on The NASDAQ National Market on December 31, 2002 was $8.02 per share. Unless the value of VeriSign common stock appreciates to at least $87.16 per share in January 2006, Crosby will not be entitled to any cash proceeds. Crosby has no liability or obligation to its members or the counterparty to the VDF contract other than to deliver the shares of VeriSign common stock to the counterparty upon maturity of the VDF contract and to distribute the cash proceeds, if any, to its members. After settlement of the VDF in January 2006, Crosby will dissolve.

The carrying amount of our 99% interest in Crosby was $0.2 million and $7.0 million at December 31, 2002 and 2001, respectively. We account for our investment in Crosby under the guidelines of EITF No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” Before the settlement of the Forwards, we used the retrospective interest method to account for our interest in Crosby as we believed we would recover a substantial amount of our interest. Any increases in the cost basis of our interest in Crosby, determined by applying the retrospective interest method, were recorded in interest income. Any changes in the fair value of our interest in Crosby were recorded in other comprehensive income in stockholders’ equity. In the fourth quarter of 2001, after the settlement of the last Forward, it became reasonably possible that we could lose all or substantially all of the value of our remaining interest, and therefore could no longer apply the retrospective interest method to our interest in Crosby. Accordingly, we are carrying our interest at fair value with all changes in fair value reported in income from investing activities. We determine the fair value of our interest in Crosby based on the fair value of Crosby’s right to potentially receive additional cash proceeds upon maturity of the VDF. The decline in the fair value of our interest in Crosby was $6.8 million for the year ended December 31, 2002.

(Benefit) Provision for Income Taxes

We recorded an income tax benefit of $(39.9) million for 2002 compared to a provision of $2.6 million for 2001. The income tax benefit recorded during 2002 is due to lower pre-tax income in 2002 as compared to 2001, the discontinuation of amortization of goodwill for financial statement purposes upon adoption of SFAS No. 142, “Goodwill and Intangible Assets,” and other non deductible acquisition related costs incurred in 2001. We believe the income tax benefit will be recoverable through a carry back claim to previously filed tax returns.

2001 Compared with 2000

Revenue

The following tables set forth the amount, percentage of total revenue and percentage increase (decrease) of our revenue by product group, product type and product division:

	Years Ended December 31,

	2001		2000		Percentage
					Increase
($ in millions)	Revenue	Percentage	Revenue	Percentage	(Decrease)

Product group:
Enterprise solutions	$229.2	81.1%	$211.8	75.6%	8.2%
Developer solutions	53.5	18.9%	68.4	24.4%	(21.8%)

Total	$282.7	100.0%	$280.2	100.0%	0.9%

Product type:
Authenticators	$118.8	42.1%	$114.6	40.9%	3.7%
Software products	103.6	36.6%	123.4	44.0%	(16.1%)
Maintenance and professional services	60.3	21.3%	42.2	15.1%	42.9%

Total	$282.7	100.0%	$280.2	100.0%	0.9%

Product division:
Authentication products	$225.8	79.9%	$211.3	75.4%	6.9%
Encryption products	53.1	18.8%	68.9	24.6%	(23.0%)
Web access management products	3.8	1.3%	—	—	100.0%

Total	$282.7	100.0%	$280.2	100.0%	0.9%

We reclassified revenue of $13.0 million and $6.2 million for the years ended December 31, 2001 and 2000, respectively, from the authentication products division to the encryption products division in order to conform to current period presentation.

The following tables set forth the amount, percentage of total revenue and percentage increase (decrease) of revenue by regional area:

	Years Ended December 31,

	2001		2000		Percentage
					Increase
($ in millions)	Revenue	Percentage	Revenue	Percentage	(Decrease)

United States of America	$162.8	57.6%	$176.7	63.1%	(7.9)%
Europe and other	91.5	32.4%	81.9	29.2%	11.7%
Asia Pacific	28.4	10.0%	21.6	7.7%	31.5%

Total	$282.7	100.0%	$280.2	100.0%	0.9%

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

Our stocking distributor program began in 1997. We sell all of our product lines to stocking distributors, with authentication products comprising most sales. Our stocking distributors purchase our products, take title upon shipment and resell the products to their customers. Stocking distributors have contractual rights of return for stock rotation purposes of generally 10% to 20% of their purchase volume. Prior to January 1, 2001, we believed we lacked sufficient data to reasonably estimate returns from stocking distributors and therefore we recognized revenue upon evidence of a sale to the end user. By the beginning of 2001, we had sufficient data to reasonably estimate stocking distributor returns and we determined that historically, actual return volumes have averaged less than 5% of stocking distributor purchase volume. Based on this experience and the criteria set out in SFAS No. 48, “Revenue Recognition when Right of Return Exists,” we began recognizing revenue upon shipment of product to the stocking distributors, net of estimated returns. Our revenue recognized from sales to stocking distributors in 2001 increased by $3.0 million due to this change in estimate. The increase in recognized revenue of $3.0 million resulted in a decrease to net loss of $2.0 million and a decrease to diluted loss per share of $0.04 for the year ended December 31, 2001.

We believe that our revenue grew at a slower rate in 2001 than it has done historically, not because of competitive pressures, but instead due to the general weakening of the global economy. We believe that the general weakening of the global economy and the hesitant economic climate after the September 11th terrorist attacks resulted in decreases in spending by corporate information technology departments and by software developers. We also believe developer spending decreased substantially with the fall off in venture investing after the collapse of many “dot.com” companies. We believe the increase in service revenue can primarily be attributed to increased maintenance revenue due to an increase in the number of installed users over the past several years.

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

Our strong revenue growth in international markets combined with a 7.9% decrease in United States revenue contributed to the increase in international revenue as percentage of total revenue for 2001. We believe that a portion of our increase in international revenue is due to our growing penetration of international markets.

Gross Profit

The following tables set forth the gross profit and gross margin for products and maintenance and professional services for the years ended December 31, 2001 and 2000:

	Years Ended December 31,

	2001		2000

($ in millions)	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Products	$184.1	82.8%	$204.9	86.1%
Maintenance and professional services	31.9	52.8%	20.3	48.2%

Total	$216.0	76.4%	$225.2	80.4%

Included in the gross profit for products for 2001 is a one time write off of prepaid royalties of $5.2 million. These prepaid royalties were expensed to cost of product revenue when it was determined that they may not have future realizable value as a result of our acquisition of Xcert in February 2001. Excluding the prepaid royalties, total gross margin for products was 85.2% for 2001. We have included this gross margin measure, which is not in accordance with GAAP, for year over year comparison purposes.

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

Marketing and Selling

Total marketing and selling expenses increased 19.6% in 2001 to $122.9 million from $102.8 million in 2000, and represented 43.5% of total revenue for 2001. For 2001 as compared to 2000, approximately $5.7 million of the increase in marketing and selling expenses resulted from increased overhead expenses related to additional facilities; approximately $5.7 million of the increase was from the addition of expenses associated with operations of Xcert and Securant; approximately $4.2 million of the increase related to increased provisions for bad debts; approximately $3.4 million of the increase related to increased overhead costs allocated to sales and marketing expenses; approximately $3.3 million of the increase was from increased spending on marketing programs including $1.0 million from the write off of costs incurred in connection with the cancellation of the RSA Conference Europe; and approximately $2.2 million of the increase resulted from increased payroll expenses associated with an increased workforce. These increases in marketing and selling expenses in 2001 as compared to 2000 were reduced by a decrease in commission expense of $4.4 million due to decreased revenue. Included in total marketing and selling expenses for 2001 was approximately $0.5 million of marketing and selling expenses associated with our RSA Capital segment, all of which was attributable to our NEST group. Marketing and selling expenses for our NEST group related primarily to payroll expenses in connection with the development of our Transindigo and 3GI products.

General and Administrative

Total general and administrative expenses increased 10.5% in 2001 to $39.1 million from $35.4 million in 2000, and represented 13.8% of total revenue for 2001. Included in total general and administrative expenses were $7.3 million and $3.9 million for 2001 and 2000, respectively, of general and administrative costs associated with our RSA Capital segment, including its NEST group and investment activities. For 2001 as compared to 2000, approximately $3.4 million of the increase in total general and administrative expenses was from costs associated with our RSA Capital segment. Approximately $1.0 million of the increase was due to increased legal costs, including approximately $0.5 million of legal settlement expense relating to the settlement of a securities class action suit, approximately $0.4 million of litigation expense in connection with patent litigation relating to the products of 3GI which we acquired in May 2001 and which expenses to defend are covered by an escrow account, and approximately $0.1 million of other legal expenses. Approximately $0.5 million of the increase in total general and administrative expenses was due to costs associated with Securant and Xcert. These increases were partially offset by a decrease of approximately $1.2 million in payroll, overhead and consulting expenses.

Acquisitions

During 2001, we completed four acquisitions, which were accounted for as purchases. The results of operations of the acquired companies have been included in our consolidated statement of operations for 2001 from their respective dates of acquisition. Costs related to these acquisitions are for investment banking, professional fees and other direct costs, including employee severance and facilities closure, and were recorded on the dates of acquisition and have been included in the allocation of the purchase prices.

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

In connection with these acquisitions, we incurred certain operating expenses which are included in our consolidated statement of operations for the year ended December 31, 2001. These operating expense items include the write off of prepaid license fees of $5.2 million, which is included in cost of product revenue, and stock option compensation expense of $0.8 million, which is included in cost of service revenue, research and development, marketing and selling and general and administrative expenses, IPR&D of $7.9 million, and amortization of goodwill and intangible assets of $14.5 million.

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

The acquired IPR&D consists of development projects through the respective dates of acquisition. IPR&D expense of $7.9 million in 2001 represents the write off of IPR&D of $3.8 million, $2.5 million, $1.0 million and $0.6 million in connection with the acquisitions of Securant, Xcert, 3GI and Transindigo, respectively. The amounts allocated to IPR&D projects were expensed in the quarter that the related acquisition was consummated because technological feasibility of the IPR&D projects had not been achieved and there were no alternative future uses.

The estimated costs to complete the IPR&D projects are for payroll and related overhead costs for engineers employed in the completion of these development projects.

Restructurings

During the year ended December 31, 2001, we recorded restructuring charges of $20.0 million, consisting of facility exit costs, prepaid license fees, severance and other costs associated with the reduction of employee headcount, and other direct costs.

Included in the 2001 restructuring charges are costs of $9.4 million consisting of facility exit costs, related impairment of leasehold improvements and other direct costs. Facility exit costs primarily consist of up to 18 months of minimum lease payments due under certain exited facilities lease agreements. Impairment of leasehold improvements included in facility exit costs are for unamortized leasehold improvements that we believe will not be recoverable upon sublease of exited facilities.

Prepaid license fees of $4.4 million included in 2001 restructuring charges were expensed when it was determined that they did not have future realizable value as a result of our exiting a planned service offering.

Also included in restructuring charges for 2001 are severance and other costs associated with the reduction of employee headcount of $5.9 million for 320 employees, of which 33 were employed in manufacturing, customer operations and technical services, 110 were employed in research and development, 110 were employed in sales and marketing, 60 were employed in general and administrative functions, and 7 were employed in the RSA Capital segment.

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

Interest (Expense) Income and Other

Interest (expense) income and other decreased 54.4% in 2001 to $5.9 million from $12.9 million in 2000. Included in interest (expense) income and other for 2001 is $1.8 million of interest expense, which includes $1.2 million in interest payable on our 7% convertible debentures issued in October and November 2001, $0.3 million of non cash amortization of the deferred finance costs incurred in connection with the issuance of the 7% convertible debentures and $0.3 million of non cash accretion of the value of warrants issued in connection with the issuance of the 7% convertible debentures. Interest income and other was $7.7 million for 2001 as compared to $12.9 million for 2000. The decrease in interest income for 2001 as compared to 2000 was primarily due to lower interest rates earned on lower average cash and marketable securities balances.

Income from Investing Activities

Income from investing activities which are included in our RSA Capital segment includes the following gains (losses):

	Years ended December 31,

($ in millions)	2001	2000

Marketable securities, net	$6.2	$39.4
Settlement of forward contracts held by Crosby Finance, LLC	41.8	—
Transfer of assets to Crosby Finance, LLC	—	101.4
Termination of VeriSign collar program	—	46.0
VeriSign collar program	—	86.1
Investment impairment charges	(7.2)	—

Total income from investing activities	$40.8	$272.9

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

During 2001, the three Forwards matured and Crosby received total cash proceeds of $54.0 million upon delivery of 0.6 million shares of VeriSign common stock to the counterparty. Crosby distributed the proceeds from the Forwards to us and the counterparty at our respective membership interest percentages. This generated cash proceeds of $53.5 million and resulted in a gain of $41.8 million to us, which is included in income from investing activities for 2001. At December 31, 2001 Crosby held 2.0 million shares of VeriSign and the VDF contract.

Crosby has no liability or obligation to its members or counterparty to the VDF contract other than to deliver the shares of VeriSign common stock to the counterparty upon maturity of the VDF contract and to distribute the cash proceeds, if any, to its members. After settlement of the VDF in January 2006, Crosby will dissolve.

The carrying amount of our 99% interest in Crosby was $7.0 million and $76.0 million and the unrealized gain in accumulated other comprehensive income, net of tax was zero and $34.7 million at December 31, 2001 and 2000, respectively. We account for our investment in Crosby under the guidelines of EITF 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” Prior to the settlement of the Forwards, the retrospective interest method was used to account for our interest in Crosby as we believed it would recover a substantial amount of its interest. Any increases in the cost basis of our interest in Crosby, determined by applying the retrospective interest method, were recorded in interest income. Any changes in the fair value of our interest in Crosby were recorded in other comprehensive income in shareholders’ equity. Upon the distribution of the cash proceeds of the Forwards by Crosby, a portion of the previously unrealized gain which approximated $40.7 million, was recognized in income from investing activities for the year ended December 31, 2001. In the fourth quarter of 2001, subsequent to the settlement of the last Forward, it became reasonably possible that we could lose all or substantially all of the value of our remaining interest, and therefore could no longer apply the retrospective interest method to our interest in Crosby. Accordingly, we are carrying our interest at fair value with all changes in fair value reported in income from investing activities. We determine the fair value of our interest in Crosby based on the fair value of Crosby’s right to potentially receive additional cash proceeds upon maturity of the VDF. Unless the VeriSign stock appreciates substantially in value by January 2006, we will not be entitled to any cash flows from our remaining interest in Crosby.

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

Liquidity and Capital Resources

Liquidity

We had $103.0 million in cash and cash equivalents at December 31, 2002, consisting primarily of operating cash and short-term investments. This represents an increase of $41.1 million in cash and cash equivalents during the year ended December 31, 2002. The major changes in cash during 2002 were cash provided by operations of $42.0 million, cash used for investing activities of $4.3 million and cash provided by financing activities of $3.9 million.

Cash provided by operations for the year ended December 31, 2002 included $18.6 million of cash received from an income tax refund.

Cash used by investing activities of $4.3 million during 2002 consisted primarily of $4.7 million of cash used to purchase property and equipment, and $1.0 million of cash used for acquisition related costs, net of cash received from acquisition escrow accounts. These uses of cash in investing activities were partially offset by cash provided from sales of marketable securities and equity investments of $1.4 million.

Cash provided by financing activities of $3.9 million during 2002 consisted primarily of proceeds from employee exercises and purchases under our stock option and employee stock purchase plans.

We have commitments for various operating leases worldwide that expire at various times through 2017 and that are shown below net of existing sublease agreements, excluding facility exit costs included in restructuring charges. The lease commitments of $135.3 million shown below include lease commitments of $11.1 million related to certain exited facilities that have not been reserved for in restructuring charges. Restructuring commitments shown below are primarily for facility exit costs of up to 78 months of minimum lease payments due under certain excess facilities lease agreements, net of related sublease agreements. The following are our contractual commitments associated with our lease obligations, restructurings and convertible debentures:

	Years Ending December 31,

($ in millions)	2003	2004	2005	2006	2007	Thereafter	Total

Leases	$11.0	$9.4	$8.3	$9.1	$13.1	$84.4	$135.3
Convertible debt principal	—	80.0	—	—	—	—	80.0
Convertible debt interest	5.6	4.5	—	—	—	—	10.1
Restructurings	12.2	9.8	8.8	5.8	1.6	1.3	39.5

Total commitments	$28.8	$103.7	$17.1	$14.9	$14.7	$85.7	$264.9

During October and November 2001, we issued 7% convertible subordinated debentures with an aggregate principal amount of $80.0 million, together with warrants to purchase an aggregate of 873,045 shares of our common stock. Interest is payable in cash semi-annually on January 1 and July 1, at a fixed rate of 7% per annum. We made $3.9 million of interest payments during the year ended December 31, 2002. We expect to make interest payments of approximately $5.6 million during the year ending December 31, 2003. The debentures mature on October 17, 2004, unless redeemed earlier by us or converted into shares of our common stock at the holder’s option. At any time and at their option, each holder may convert any outstanding debentures into shares of our common stock at a conversion price of $13.745 per share. Conversion of all of the outstanding debentures would result in the issuance of approximately 5.8 million shares of our common stock. We can redeem all or a portion of the 7% convertible debentures for cash at any time after October 17, 2002, as long as the arithmetic average of the weighted average price of our common stock on each trading day during the fifteen trading day period immediately prior to the election to redeem is 150% of the conversion price. This conversion feature was not exercisable at December 31, 2002. The debentures are unsecured and are subordinated to all existing and future senior indebtedness. The agreements governing the convertible debentures contain covenants restricting our ability to incur and guarantee additional debt. The covenants limit the amount of additional debt we may incur to the lesser of 30% of our consolidated stockholders’ equity, which was approximately $79.0 million at December 31, 2002, or a total of $180.0 million including the balance of the 7% convertible debentures outstanding.

We have a $10.0 million line of credit agreement with a major financial institution against which we may elect to borrow at any time until June 30, 2003, subject to annual extension provisions. Borrowing availability is reduced by letters of credit issued for purposes such as collateralizing real estate rental agreements. At December 31, 2002, we had $8.2 million of borrowing availability under this line of credit. Borrowings under this agreement will bear interest at either fixed or variable rates linked to either the London Interbank Offered Rate or the Prime Rate. Borrowings will be collateralized by our cash deposits.

In July 2001, we filed a shelf Registration Statement on Form S-3 with the Securities and Exchange Commission. This registration statement, which the SEC declared effective in August 2001, covers our issuance of various types of securities, including debt, common stock and warrants, up to an aggregate offering price of $500 million. As of December 31, 2002, there have been no issuance of securities under this shelf Registration Statement. We currently have no plans to issue any securities under this shelf Registration Statement.

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

WorldCom, Inc. has been one of our significant resellers, but represented less than 5% of our revenue in any period presented. We do not believe WorldCom’s bankruptcy filing will have a material impact on our financial position.

During the first quarter of 2003 we sold one of our equity investments in a privately held company for approximately $2.0 million. In addition, we received approximately $0.4 million from the liquidation of another of our equity investments.

We expect to receive a tax refund of approximately $57.0 million by the end of 2003. This tax refund is attributable to the recovery of income taxes paid in prior years and is available to us due to the carryback of operating losses incurred in 2002 and 2001. This refund is subject to the timing of the filing of our tax returns and any Internal Revenue Service review.

Crosby held approximately 2.0 million shares of VeriSign common stock and a variable delivery forward contract, or VDF, at December 31, 2002. The gain recorded for financial reporting purposes upon execution of the VDF contract in 2000 has not been recognized for tax purposes, and accordingly we recorded a $26.6 million deferred tax liability in 2000. This deferred tax liability will reverse upon maturity of the VDF contract in 2006 and the gain will be included in the calculation of our taxable income for 2006. The recognition of that gain would result in a tax liability to us and may require the payment of cash to settle such tax liability.

Our subscription to invest in RSA Ventures, our venture capital fund, is $50.3 million. We had invested $35.3 million at December 31, 2002 in RSA Ventures. Over the ten year life of RSA Ventures, we may invest, at our sole discretion, up to an additional $15.0 million. We currently do not intend to invest this amount.

Our plans for future uses of cash may include additional acquisitions of other entities or technologies, retirement of outstanding debt and additional purchases of property and equipment. We anticipate capital expenditures for 2003 will be primarily for purchases of property and equipment and will aggregate up to approximately $5.0 million. Due to realignment of our manufacturing operations and the implementation of new hardware designs for our RSA SecurID authenticators, our inventory levels dropped at December 31, 2002. We typically maintain a three to four months supply of inventory on hand, and we intend to use cash during the first half of 2003 to re-establish our inventories to these levels. We expect to fund our capital expenditures and increase in inventory supply from cash on hand and cash generated from operations.

We believe that cash generated from our operating activities will be sufficient to fund our working capital requirements through at least the next twelve months. However, because of our concern that the current economic conditions may persist during 2003, if not longer, we have taken and continue to take steps to reduce our expenses and align our cost structure to our revenue. We anticipate that current cash on hand, cash generated from operations, and cash generated from the exercise of employee options and employee stock purchase plans will be adequate to fund our planned capital and financing expenditures for at least the next twelve months.

Quarterly Financial Data (Unaudited)
(in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2002
Revenue	$55,505	$56,530	$59,028	$61,021
Gross profit	42,053	43,191	44,596	44,265
Loss before benefit for income taxes	(19,058)	(42,957)	(12,247)	(62,438)
Net loss	(13,722)	(25,041)	(8,220)	(49,841)
Basic loss per share	$(0.24)	$(0.44)	$(0.14)	$(0.88)
Diluted loss per share	$(0.24)	$(0.44)	$(0.14)	$(0.88)
2001
Revenue	$76,340	$80,780	$62,583	$63,017
Gross profit	56,007	64,734	46,851	48,446
Income (loss) before provision for income taxes	16,389	23,375	(21,969)	(17,747)
Net income (loss)	9,793	13,271	(15,494)	(10,077)
Basic earnings (loss) per share	$0.11	$0.24	$(0.28)	$(0.18)
Diluted earnings (loss) per share	$0.16	$0.22	$(0.28)	$(0.18)

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Our operating results tend to fluctuate from quarter to quarter. Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future. A variety of factors, many of which are outside of our control, can cause these fluctuations, including, among others:

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

We may not be able to achieve, sustain or grow our profitability from quarter to quarter. Because our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are fixed, a small variation in when revenue is recognized can cause significant variations in operating results from quarter to quarter. Our business has historically tended to be seasonal, with the last quarter of the year having the highest amount of revenue and the first quarter of the year having the lowest amount of revenue.

If we cannot sublease our excess facilities, then we will have to continue to make lease payments for these facilities until the leases expire. We currently lease a number of excess, unused or under-used facilities that we are trying to sublet, and some of our lease commitments for these facilities will not expire for several years. The real estate market, especially the real estate market in the Boston metropolitan area where our headquarters are located, has deteriorated significantly during the last 12 months, and we do not know when or whether we will be able to find sublessees for our excess facilities.

If the global economy remains weak, then we may have difficulty selling our products and services. The global economy, especially the technology sector, is still weak and may continue to be in recession for the foreseeable future. The general economic slowdown has had and may continue to have serious negative consequences for our business and operating results. We believe that the economic slowdown is causing some current or potential customers to defer purchases, to go out of business or to have insufficient capital to buy or pay for our products. In response to the current economic conditions, many companies have reduced their budgets for information technology products and services, which could reduce or eliminate some potential sales of our products and services. In addition, some of our resellers and distributors are experiencing financial difficulties due to the weak economy, which affects our ability to sell to and collect money from those resellers and distributors.

Our stock price has been volatile and is likely to remain volatile. From January 1, 2002 through February 14, 2003, our stock price has ranged from a per share high of $19.60 to a low of $2.23. A number of factors may contribute to the volatility of our stock price, including:

•	our ability to meet the expectations of brokerage firms, industry analysts and investors with respect to our operating and financial results;

•	the Securities and Exchange Commission investigation into our disclosure in the first quarter of 2001 of a change in our method of estimating distributor revenue and trading in our common stock (for more information about the investigation see Part I, Item 3 “Legal Proceedings” of this Report);

•	our public announcements and our competitors’ public announcements;

•	the public’s perception of the strength of the e-security solutions market and technology companies generally;

•	litigation developments;

•	the volatility of the stock market in general and of the technology sector in particular; and

•	general economic conditions.

If the market for e-security solutions does not continue to grow, then demand for our products may decrease. The market for some of our e-security solutions is continuing to develop, and demand for our products depends on, among other things:

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

If we fail to keep up with changes in e-security technology and standards, then our products could become obsolete. The market for e-security products is rapidly evolving. E-security technology is constantly changing as we and our competitors introduce new products and retire old ones and as customer requirements develop and change. In addition, the industry and government standards for e-commerce and network security continue to evolve. If any market segments for our products adopt technologies or standards that are inconsistent with our products and technology, sales of our products in those market segments could decline.

Our future success will depend in part upon our ability to enhance our existing products and to introduce new, competitively priced products and solutions with features that meet changing customer requirements, all in a timely and cost-effective manner. We may not be successful in introducing new or enhanced products. A number of factors, including the following, could have a negative impact on the success of our products:

•	quality, reliability or security failures, which could result in product returns, delays in collecting accounts receivable, unexpected service or warranty expenses, reduced orders and a decline in our competitive position;

•	undetected software errors or bugs in the final products shipped to our customers, which could cause market acceptance of our products to be lost or delayed;

•	delays or difficulties in product development;

•	our competitors’ introduction of new products ahead of our new products, or their introduction of superior or cheaper products;

•	the availability of free, unpatented implementations of encryption algorithms and security protocols;

•	the market’s failure to accept new technologies, including Web access management, digital certificate and public and private key management technologies;

•	our failure to include features in our products, or obtain industry and governmental certifications, that our customers or U.S. or foreign government regulators may require;

•	our failure to anticipate changes in customers’ requirements; and

•	the implementation of standards that are inconsistent with the technology embodied in our products.

We may need to purchase or license technology from third parties in order to introduce new products or enhance our existing products. We may not be able to find businesses that have the technology we need and, if we find such businesses, may not be able to purchase or license the technology on commercially favorable terms or at all.

Some of our products have long and unpredictable sales cycles. Transactions for some of our products, especially our digital certificate management and Web access management products, often involve large expenditures by our customers. Some of our customers may also need to invest substantial resources and modify their computer network infrastructures to take advantage of our products. Therefore, the sales cycles for these transactions are often lengthy and unpredictable, and the long nature of the sales cycles may impact our quarterly operating results. The sales cycles for these transactions are subject to a number of uncertainties such as:

•	customers’ budgetary constraints;

•	the need to educate potential customers about our products’ capabilities;

•	customers’ willingness to make changes in their network infrastructures to take advantage of our products;

•	the timing of customers’ budget cycles; and

•	delays caused by customers’ internal review processes.

In addition, we are currently working on increasing our sales to the United States federal government. Federal regulatory, approval and purchasing requirements can greatly lengthen the sales cycle for sales to the federal government.

If we fail to remain competitive, then we could lose market share. Some of our competitors offer e-security products with features and functionality that our products do not currently offer. In addition, some computer and software companies that have not traditionally offered e-security products are now offering free or low-cost e-security products and functionality bundled with their own computer and software products. Either of these competitive factors may cause us to lose potential sales or sell our products at lower prices.

Furthermore, some of our current and potential competitors have greater financial, marketing and technical resources than we do. As a result, they may be able to leverage an installed customer base, adapt more quickly to new technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. We believe that we need to continue investing in research and development and sales and marketing in order to maintain our competitive position. We may not have sufficient resources to make these investments and may not be able to make the technological advances necessary to maintain our competitive position.

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

International sales make up a significant portion of our business. International sales accounted for more than 30% of our total revenue in each of the years ended December 31, 2002, 2001 and 2000. We may need to tailor or “localize” our products in order to compete in particular international markets and to comply with foreign laws. We may not be able to develop, market and distribute localized versions of our products in a timely manner or at all. In addition, there are certain risks inherent in doing business internationally, including:

•	foreign regulatory requirements and the burdens of complying with a wide variety of foreign laws;

•	legal uncertainty regarding liability and the costs of resolving or litigating a dispute internationally;

•	difficulties in the enforcement of intellectual property rights;

•	export and import restrictions on cryptographic technology and products incorporating that technology;

•	difficulties and delays in establishing international distribution channels;

•	difficulties in collecting international accounts receivable;

•	fluctuations in currency exchange rates;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	tariffs and other trade barriers; and

•	political instability.

If we fail to obtain a sufficient supply of high-quality RSA SecurID authenticators or components, then we may be unable to fill customer orders or may need to replace defective authenticators shipped to our customers. We have experienced some problems, and may experience problems in the future, relating to the quality and reliability of some of our authenticators and authenticator components. For example, during 2002 we encountered some quality control problems with some of the batteries contained in our authenticators and also had to replace some defective tokens. Problems with the availability or quality of our products could cause our revenue to decrease and our costs to increase, damage our reputation in the marketplace and subject us to damage claims from our customers.

We must establish and maintain strategic relationships. We need to create relationships with third parties, including some of our competitors, to ensure that our products will interoperate with the third parties’ products. If our products do not work with third-party products used by our customers and potential customers, then our products could lose or fail to achieve market acceptance. In addition, one of our business strategies is to enter into strategic marketing alliances or other similar collaborative relationships in order to reach a larger customer population than we could reach alone through our direct sales and marketing efforts. If we cannot create relationships with strategic partners, then we will need to devote more resources to sales and marketing.

We may not be able to find appropriate strategic partners or may not be able to enter into relationships on commercially favorable terms. Furthermore, the relationships we do enter into may not be successful. Because our strategic relationships are generally non-exclusive, our strategic partners may decide to pursue alternative technologies or to develop alternative products in addition to or instead of our products, either on their own or in collaboration with our competitors.

If we fail to protect our rights in our proprietary technology, competitors may use our technology, which could weaken our competitive position, reduce our revenue and increase our costs. We rely on a combination of patent, trade secret, copyright and trademark laws, software licenses, nondisclosure agreements and technical measures to protect our proprietary technology. We also generally enter into confidentiality or license agreements with our employees, distributors and strategic partners as well as with our customers and potential customers seeking proprietary information, and limit access to and distribution of our software, documentation and other proprietary information. However, despite our efforts to protect our proprietary rights, unauthorized third parties may nonetheless succeed at:

•	copying aspects of our products;

•	obtaining and using information that we regard as proprietary; or

•	infringing upon our patents and other proprietary rights.

We rely on patents to protect our proprietary rights in our technology, but patents may not provide complete protection:

•	It is possible that any patent that we or our licensors hold might be invalidated, circumvented, challenged or terminated.

•	It is possible that patent examiners might reject the claims described in our pending or future patent applications.

•	The laws of some countries in which our products are now, or may in the future be, developed or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

•	During the life of a patent, third parties may design and sell “work-around” solutions that accomplish the goals of our patented inventions but do not infringe the patents themselves.

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

We have registered, or are seeking to register, our trademarks and service marks in most countries where we sell our products. However, from time to time third parties oppose our pending trademark and service mark applications. Furthermore, some national trademark offices may not permit us to register the marks on terms that we find acceptable. We will seek to enforce our trademark and service mark rights against third parties who are marketing goods or services under marks that we consider confusingly similar to our marks. However, there can be no assurance that we will prevail in any enforcement action. We may also seek to purchase or license trademarks from third parties, but we may not be able to purchase or license trademarks on commercially favorable terms or at all.

The technology industry is highly litigious. From time to time, we have been involved in disputes with third parties who allege that our products may infringe intellectual property rights held by the third parties. For example, we recently completed a trial in the patent infringement case that Leon Stambler brought against us (for more information about the litigation see Part I, Item 3 “Legal Proceedings” of this Report). Any litigation carries a number of significant risks, including:

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

Security technologies are under constant attack. The strength of our cryptographic and other e-security technologies is constantly being tested by computer professionals, academics and “hackers.” Any significant advance in the techniques for attacking e-security solutions could make some or all of our products obsolete or unmarketable. From time to time, we have learned of attempts by third parties to reverse engineer our products to find vulnerabilities. If a third party successfully “hacks” any of our products and makes its findings public, then we may need to dedicate engineering and other resources to eliminate the published vulnerabilities. For example, if a third party were to hack our RSA SecurID solution, then some of our customers could require that we replace some or all of their RSA SecurID authenticators with authenticators that are more secure. If we are required to make these replacements or if we cannot address the vulnerabilities in our products in a timely fashion, then our business and operating results could be adversely impacted. In addition, our customers and potential customers could perceive our products as unreliable, making it more difficult for us to sell our products.

We may incur significant expenses and damages because of liability claims. An actual or perceived breach of network or data security at our facilities or at a customer’s facilities could result in a product liability claim against us. A substantial product liability claim against us could harm our operating results and financial condition. In addition, any actual or perceived breach of network or data security, whether or not caused by the failure of one of our products, could hurt our reputation and cause potential customers to turn to our competitors’ products.

We depend on a limited number of suppliers for some of our product components. Although we generally use standard parts and components for our products, some components are currently available only from limited sources. For example, Sanyo Electric Co., Ltd. and Epson Electronics are our only suppliers for the microprocessor chips contained in our RSA SecurID products, and Flextronics and CalComp are our only manufacturers of RSA SecurID authenticators. If our suppliers were unable to provide us with a sufficient supply of these or any other components and/or RSA SecurID authenticators, then we may be unable to fill customer orders and would have to expend significant resources to find new suppliers and/or manufacturers. Even if we were able to find new suppliers, these suppliers may not be able to produce the components in sufficient quantities or at competitive prices.

Acts of terrorism or war may hurt economic conditions in the United States and abroad, which could harm our business. Our business is affected by forces, pressures and events affecting global economic conditions. After the September 11, 2001 terrorist attacks in New York City and Washington, D.C., we experienced delays in closing business transactions. We believe these delays resulted, at least in part, from the September 11 attacks. In addition, although we can manufacture and ship our products from two locations – Bedford, Massachusetts, USA and Shannon, Ireland – if we were to lose the ability to operate one of these facilities, we may not be able to manufacture and ship at adequate levels to meet demand. If future attacks or acts of war or any acts of retaliation hurt global economic conditions, our business and operating results may be harmed.

We may need to make acquisitions to remain competitive. From time to time, we may buy businesses, products and technologies that complement or augment our existing businesses, products and technologies. Acquisitions are difficult to identify and complete for a number of reasons, including the cost of potential transactions, competition among prospective buyers and the need for regulatory approvals. We may not be able to complete any given acquisition. Furthermore, in order to finance a potential acquisition, we may need to raise additional funds by selling our stock or borrowing money. We may not be able to find financing on favorable terms, and the sale of our stock may result in the dilution of our existing stockholders.

We may need additional financing, which may be difficult to obtain. If we fail to obtain necessary financing or do so on unattractive terms, our business and operating results could be hurt. We may need to raise additional capital in order to fund the continued development and marketing of our products or to fund strategic acquisitions or investments. We expect that our current cash balances, availability under our bank line of credit and cash flows from operations will be sufficient to meet our working capital, capital expenditure and other liquidity requirements for at least the next twelve months. However, we may need to obtain financing if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses or other unforeseen difficulties. Our ability to obtain financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. A financing transaction may also cause us to incur additional indebtedness or accept stockholder dilution. If adequate funds are not available or are not available on acceptable terms, then we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

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

In addition, as a Delaware corporation, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock and preventing changes in our management.

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

We have made equity investments approved by our Board of Directors. These investments are not publicly traded and are recorded as long-term investments on the balance sheet and are carried at their estimated realizable value less costs to dispose. We monitor these investments for impairment and make appropriate reductions in carrying values when necessary or mark the investment to fair value and classify them as marketable securities when appropriate. At December 31, 2002, our investments in private companies had a carrying value of $1.4 million which are included in investments on our consolidated balance sheet.

At December 31, 2002 Crosby Finance, LLC, a qualified special purpose entity of which we are a 99% member, held approximately 2.0 million shares of VeriSign common stock and a variable delivery forward contract, or VDF. The VDF contract held by Crosby will settle in January 2006. The VDF contract entitles us to additional cash proceeds of up to $35.3 million depending on the market price of VeriSign common stock on January 3, 2006, as follows:

Market price of VeriSign Common Stock on
January 3, 2006	Proceeds

$0.00 to $87.16	$0
$87.16 to $104.59	$0 to $35.3 million
Over $104.59	$35.3 million

We account for our investment in Crosby under EITF Issue No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” We are carrying our interest at fair value with all changes in fair value reported in income from investing activities in the statement of operations. We determine the fair value based on the fair value of Crosby’s right to potentially receive additional cash proceeds under the VDF. The closing price of VeriSign’s common stock on The NASDAQ National Market on December 31, 2002 was $8.02 per share. Unless the VeriSign stock appreciates to at least $87.16 per share in January 2006, we will not be entitled to any cash flows from our remaining interest in Crosby. During 2002 we recognized a charge of $6.8 million representing the decline in the fair value of our interest in Crosby during 2002. Our remaining investment in Crosby has a fair value of $0.2 million at December 31, 2002, and is recorded in investments as a long-term asset. Should the value of our investment in Crosby decrease, we would incur a pretax charge of up to $0.2 million, which would be included in income from investing activities in the statement of operations.

During 2001, we issued 7% convertible subordinated debentures due October 17, 2004 with an aggregate principal amount of $80.0 million, together with warrants to purchase an aggregate of approximately 0.9 million shares of our common stock. At any time and at their option, each holder may convert any outstanding debentures into shares of our common stock at a conversion price of $13.745 per share, which upon conversion of all of the outstanding debentures would result in the issuance of approximately 5.8 million shares of our common stock. The holders of the warrants issued with the debentures may exercise the warrants at any time until October 17, 2006 at an exercise price of $13.745 per share. The conversion price of the debentures and the exercise price of the warrants may be adjusted under certain circumstances, such as events that would cause dilution of the holder’s interest. We may redeem all or a portion of the debentures for cash at any time after October 17, 2002 as long as the arithmetic average of the weighted average price of our common stock on each trading day during the fifteen trading day period immediately prior to the election to redeem is at least 150% of the conversion price. The conversion feature was not exercisable at December 31, 2002. If the 7% convertible debentures are redeemed in part or total prior to their maturity date we will record a non cash charge for unamortized deferred financing costs and the unamortized value of the warrants. At December 31, 2002, unamortized deferred financing costs were $2.9 million and the unamortized value of the warrants was $2.5 million. Interest is payable in cash semi-annually at a fixed rate of 7% per annum, and therefore we believe we have no interest rate exposure with these debentures.

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

/s/ Arthur W. Coviello, Jr.

Arthur W. Coviello, Jr.
Chief Executive Officer and President

/s/ Jeffrey D. Glidden

Jeffrey D. Glidden
Senior Vice President, Finance and Operations,
and Chief Financial Officer and Treasurer

January 22, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
  RSA Security Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of RSA Security Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in Item 15 (a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of RSA Security Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 of the Notes to Consolidated Financial Statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
January 22, 2003
(March 7, 2003 as to the third paragraph of Note 18)

RSA SECURITY INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,

	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$103,030	$61,946
Marketable securities	—	1,174
Accounts receivable (less allowance for doubtful accounts of $2,494 in 2002 and $2,659 in 2001)	35,666	56,396
Inventory	2,334	8,954
Prepaid expenses and other assets	7,974	12,859
Refundable income taxes	57,643	20,563
Deferred taxes	3,829	4,886

Total current assets	210,476	166,778

Property and equipment, net	74,928	94,840
Other assets
Goodwill, net	191,742	185,674
Intangible assets, net	—	37,346
Investments	1,586	33,522
Deferred taxes	—	4,400
Other	5,668	7,117

Total other assets	198,996	268,059

	$484,400	$529,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,966	$6,887
Accrued payroll and related benefits	11,256	11,206
Accrued expenses and other liabilities	17,543	14,527
Current portion of accrued restructurings	12,163	5,517
Income taxes accrued and payable	33,484	25,952
Deferred revenue	33,170	30,505

Total current liabilities	114,582	94,594

Deferred taxes, long-term	1,592	—
Accrued restructurings, long-term	27,315	5,568
Convertible debentures	77,477	76,102

Total liabilities	220,966	176,264

Commitments and Contingencies
Stockholders’ equity
Common stock, $0.01 par value; authorized, 300,000,000 shares; issued, 62,144,158 shares; outstanding, 57,066,695 and 56,409,882 shares in 2002 and 2001, respectively	621	621
Additional paid-in capital	100,824	124,022
Retained earnings	354,496	451,320
Treasury stock, at cost; 5,077,463 and 5,734,276 shares in 2002 and 2001, respectively	(190,554)	(218,081)
Accumulated other comprehensive loss	(1,953)	(4,469)

Total stockholders’ equity	263,434	353,413

	$484,400	$529,677

See accompanying notes to consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,

	2002	2001	2000

Revenue
Products	$168,954	$222,382	$238,027
Maintenance and professional services	63,130	60,338	42,164

Total revenue	232,084	282,720	280,191

Cost of revenue
Products	35,772	38,226	33,158
Maintenance and professional services	22,207	28,456	21,825

Total cost of revenue	57,979	66,682	54,983

Gross profit	174,105	216,038	225,208

Costs and expenses
Research and development	55,061	58,345	45,032
Marketing and selling	100,673	122,915	102,788
General and administrative	30,256	39,127	35,409
Restructurings	56,036	19,956	(2,079)
Impairment of intangible assets	19,140	—	—
Amortization of goodwill and intangible assets	9,924	14,452	—
In process research and development	—	7,891	—

Total	271,090	262,686	181,150

(Loss) income from operations	(96,985)	(46,648)	44,058
Interest (expense) income and other	(8,778)	5,860	12,864
(Loss) income from investing activities	(30,937)	40,836	272,853

(Loss) income before (benefit) provision for income taxes	(136,700)	48	329,775
(Benefit) provision for income taxes	(39,876)	2,555	124,012

Net (loss) income	$(96,824)	$(2,507)	$205,763

Basic (loss) earnings per share
Per share amount	$(1.71)	$(0.04)	$3.50

Weighted average shares	56,621	56,259	58,051

Diluted (loss) earnings per share
Per share amount	$(1.71)	$(0.04)	$3.21

Weighted average shares	56,621	56,259	58,051
Effect of dilutive equity instruments	—	—	5,976

Adjusted weighted average shares	56,621	56,259	64,027

See accompanying notes to consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in-	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity
							(Loss)

Balance, January 1, 2000	62,144,158	$621	$200,817	$248,064	3,775,818	$(74,144)	$235,666	$611,024

Issuance of common stock and warrants			(33,978)		(3,699,762)	72,256		38,278
Tax benefit on the exercise of stock options			30,241					30,241
Stock compensation			563					563
Share repurchase program					5,901,750	(217,074)		(217,074)
Put option premiums			17,630					17,630
Equity of forward equity contracts			(1,447)					(1,447)
Comprehensive income:
Translation adjustment							(1,381)	(1,381)
Unrealized loss on marketable securities, net							(202,593)	(202,593)
Net income				205,763				205,763

Total comprehensive income								1,789

Balance, December 31, 2000	62,144,158	621	213,826	453,827	5,977,806	(218,962)	31,692	481,004

Issuance of common stock			(57,261)		(2,457,030)	90,855		33,594
Tax benefit on the exercise of stock options			15,828					15,828
Assumption of Xcert International Inc. stock options			3,730					3,730
Issuance of warrants in connection with convertible debt issuance			4,149					4,149
Share repurchase program					2,213,500	(89,974)		(89,974)
Put option premiums			7,565					7,565
Put option settlements			(63,815)					(63,815)
Comprehensive loss:
Translation adjustment							(2,188)	(2,188)
Unrealized loss on marketable securities, net							(33,973)	(33,973)
Net loss				(2,507)				(2,507)

Total comprehensive loss								(38,668)

Balance, December 31, 2001	62,144,158	621	124,022	451,320	5,734,276	(218,081)	(4,469)	353,413

Issuance of common stock			(23,566)		(656,813)	27,527		3,961
Tax benefit on the exercise of stock options			328					328
Stock compensation			40					40
Comprehensive loss:
Translation adjustment							2,938	2,938
Unrealized loss on marketable securities, net							(422)	(422)
Net loss				(96,824)				(96,824)

Total comprehensive loss								(94,308)

Balance, December 31, 2002	62,144,158	$621	$100,824	$354,496	5,077,463	$(190,554)	$(1,953)	$263,434

See accompanying notes to consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities
Net (loss) income	$(96,824)	$(2,507)	$205,763
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation	16,612	15,184	9,971
Amortization of goodwill and intangible assets	9,924	14,452	—
In process research and development	—	7,891	—
Non cash restructuring	9,242	—	(2,079)
Non cash stock option compensation	—	751	563
Amortization of convertible debentures deferred financing costs	1,611	329	—
Non cash warrant accretion	1,375	251	—
Tax benefit from exercise of stock options	328	15,828	30,241
Loss (income) from investing activities	2,249	(48,008)	(272,853)
Investment valuation impairment	28,689	7,172	—
Impairment of intangible assets	19,140	—	—
Deferred taxes	2,204	6,665	3,704
Increase (decrease) in cash from changes in, net of the effect of acquisitions:
Accounts receivable	22,782	1,657	(13,141)
Inventory	6,923	(5,221)	4,150
Prepaid expenses and other assets	5,482	12,600	(8,054)
Accounts payable	(198)	(3,206)	94
Accrued payroll and related benefits	(472)	(7,328)	3,060
Accrued expenses and other liabilities	3,037	(4,656)	(3,195)
Accrued restructurings	27,566	10,739	2,537
Refundable income taxes and income taxes accrued and payable	(21,459)	(33,451)	34,180
Deferred revenue	3,825	3,173	8,580

Net cash provided by (used for) operating activities	42,036	(7,685)	3,521

Cash flows from investing activities
Purchases of marketable securities	—	(36,411)	(79,805)
Sales and maturities of marketable securities	1,150	75,593	471,490
Purchases of property and equipment	(4,665)	(36,173)	(39,511)
Proceeds from Crosby Finance, LLC	—	53,460	—
Investments	317	(23,231)	(11,692)
Acquisitions, net of cash acquired	(997)	(226,146)	—
Other	(117)	515	(527)

Net cash (used for) provided by investing activities	(4,312)	(192,393)	339,955

Cash flows from financing activities
Proceeds from exercise of stock options and purchase plans	3,961	33,594	38,278
Share repurchase program	—	(89,974)	(217,074)
Issuance of convertible debentures, net	—	75,235	—
Settlement of put option contracts	—	(63,815)	—
Sale of put options	—	7,565	17,630
Equity of forward equity contracts	—	—	(1,447)
Other	(18)	—	—

Net cash provided by (used for) financing activities	3,943	(37,395)	(162,613)

Effect of exchange rate changes on cash and cash equivalents	(583)	(2,478)	(1,136)

Net increase (decrease) in cash and cash equivalents	41,084	(239,951)	179,727
Cash and cash equivalents, beginning of year	61,946	301,897	122,170

Cash and cash equivalents, end of year	$103,030	$61,946	$301,897

Cash payments for interest expense were $3,947 for the year ended December 31, 2002 and zero for the years ended December 31,
     2001 and 2000, respectively.

Cash payments for income taxes were approximately $1,791, $11,357 and $63,964 in 2002, 2001 and 2000, respectively.

See accompanying notes to consolidated financial statements

RSA SECURITY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share data)

1.     Nature of Business and Summary of Significant Accounting Policies

Nature of Business – RSA Security Inc. and its subsidiaries (the “Company”) provide interoperable solutions for establishing online identities, access rights and privileges for people, applications and devices. Built to work seamlessly and transparently in the complex environments of its customers, the Company’s portfolio of identity and access management solutions includes authentication, Web access management and developer solutions. The Company sells to Enterprise customers seeking turnkey security solutions, and to Developers seeking software development components for embedding security in software applications or hardware devices. In addition to providing e-security solutions, the Company also has the RSA Capital segment whose activities historically have related to investments in external and internal activities and technologies.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates – The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. Actual results could differ from those estimates.

Revenue Recognition – Revenue is recognized when earned. The Company’s revenue recognition policies are in compliance with all applicable accounting principles generally accepted in the United States of America, including the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions.” Revenue from the sale of products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. Revenue from licensing other intellectual property is recognized when evidence of an arrangement exists, the fee is fixed or determinable and collection is considered probable. Revenue is reduced by provisions for estimated returns. When arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, the Company recognizes revenue for the delivered elements using the residual method. For arrangements containing multiple elements where vendor specific objective evidence of fair value does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until vendor specific objective evidence of fair value exists or all elements have been delivered. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition when Right of Return Exists,” the Company recognizes revenue upon shipment of product to its stocking distributors, net of estimated returns. Maintenance services revenue, whether sold separately or as part of a multiple element arrangement, is deferred and recognized ratably over the term of the maintenance contract, generally twelve months. Professional service revenue is recognized as services are provided. No customer accounted for 5% or more of the Company’s revenue in any period reported.

The Company’s stocking distributor program began in 1997. All of the Company’s products are sold to stocking distributors, with authentication products comprising most sales. The Company’s stocking distributors purchase its products, take title upon shipment and resell the products to their customers. Stocking distributors have contractual rights of return for stock rotation purposes of generally 10% to 20% of their purchase volume. Prior to January 1, 2001 the Company believed it lacked sufficient data to reasonably estimate returns from stocking distributors and therefore recognized revenue upon evidence of a sale to the end user. By the beginning of 2001, the Company had sufficient data to reasonably estimate stocking distributor returns and determined that, historically, actual return volumes have averaged less than 5% of stocking distributor purchase volume. Based on this experience and the criteria set out in SFAS No. 48 the Company began recognizing revenue upon shipment of product to the stocking distributors, net of estimated returns. Revenue recognized from sales to stocking distributors in 2001 increased by $3,013 due to this change in estimate. The increase in recognized revenue of $3,013 resulted in a decrease to net loss of $2,019 and a decrease to diluted loss per share of $0.04 for the year ended December 31, 2001.

Allowance for Sales Returns – Allowances for estimated sales returns and allowances on products and maintenance and professional service revenue are recorded in the same period as the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data, current economic trends, product line and customer industry and other known factors.

Allowance for Doubtful Accounts – The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. Accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations, and changes in customer payment terms are utilized when evaluating the adequacy of the allowance for doubtful accounts. Bad debt expense of $1,553, $6,227 and $2,933 for the years ended December 31 2002, 2001 and 2000, respectively, has been included in marketing and selling expenses in the consolidated statements of operations. Uncollectible accounts receivable written off were $3,159, $5,777 and $1,996 for the years ended December 31, 2002, 2001 and 2000, respectively. Recoveries of accounts previously written off as uncollectible are recorded as increases to the allowance for doubtful accounts and were $1,441, $203 and $37 for the years ended December 31, 2002, 2001 and 2000, respectively.

Warranty Policy – Reserves are provided for warranties based upon historical experience and estimates of future liabilities. Included in cost of revenue for the year ended December 31, 2002 is warranty expense of $1,422 primarily for product quality warranty accruals and discontinued product designs.

Cash Equivalents – All highly liquid investments purchased with a remaining maturity of three months or less are considered cash equivalents.

Inventory – Inventory consists primarily of RSA SecurID authenticators and is stated at the lower of cost (first-in, first-out method) or market. Included in cost of revenue for the year ended December 31, 2002 is $1,693 for inventory write downs related to discontinued product designs.

Property and Equipment – Property and equipment are stated at cost and revalued for effects of foreign currency translation. Furniture and equipment are depreciated by the straight-line method over the estimated useful lives of the assets, generally two to ten years. Leasehold improvements are depreciated by the straight-line method over the lease term or estimated useful live of the related asset, whichever is shorter. Buildings are depreciated over fifty years, the estimated useful life. Property and equipment sold or retired is eliminated from the accounts in the year of disposition and the resulting gain or loss is reflected in earnings.

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

In accordance with SFAS No. 142, the Company is required to analyze the carrying value of goodwill and other intangible assets annually for impairment. The Company performs this annual test for impairment as of November 30 of each year and, if events or circumstances occur that would more likely than not reduce the fair value of the goodwill below its carrying amount, will perform an interim impairment test. The test for impairment is performed under a two step process. The first step tests for impairment, and the second step (if necessary) measures the impairment. The Company evaluates the carrying value of goodwill and other intangible assets against the estimated fair value of its assets and records an impairment charge in the amount by which the carrying value of the assets exceed their estimated fair value. Estimated fair value is determined based on an estimated discounted future cash flow or a market multiple valuation method.

Information on the Company’s adoption of SFAS No. 141 and No. 142 may be found in Note 2 of the Notes to Consolidated Financial Statements.

Deferred Financing Costs – Deferred financing costs include investment bank fees, legal fees and other financing costs paid in connection with the issuance of convertible debentures and are included on the consolidated balance sheet in other assets. Deferred financing costs are amortized over the period the convertible debentures are outstanding using the straight line method, which is not materially different from the effective interest rate method.

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

The Company accounts for its investment in Crosby Finance, LLC (“Crosby”) under Emerging Issues Task Force (“EITF”) Issue No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” The Company is carrying its interest at fair value with all changes in fair value included in income from investing activities in the consolidated statements of operations. The

Company determines the fair value based on the fair value of Crosby’s right to potentially receive additional cash proceeds under a variable delivery forward contract that it holds.

Investments where ownership is less than 20% and the Company does not have significant influence on the operating or financial decisions of the investee are accounted for using the cost method. The carrying value of investments is equal to cost less investment valuation impairment charges. The Company regularly considers available evidence in evaluating its investments for potential impairment. Certain events, such as an initial public offering, could result in the reclassification of an investment to an available for sale marketable security.

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

Impairment of Long-lived Assets – Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The recoverability of long-lived assets is assessed by comparing the undiscounted cash flows expected to be generated to the carrying value of the assets. If the sum of the undiscounted cash flows is less than the carrying value of the assets, an impairment charge is recognized. The amount of an impairment charge is determined by comparing the carrying amount of the long-lived asset to its fair value. Fair value is determined based on estimated discounted cash flows.

Research and Development – Research and development costs are expensed as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” does not materially affect the Company.

Advertising – Advertising costs are expensed as incurred and were approximately $2,950, $4,496, and $5,548 in 2002, 2001 and 2000, respectively.

Income Taxes – Deferred income taxes are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the statutory tax rates and laws expected to apply to taxable income in the years in which the temporary differences are expected to reverse. Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the timing of the temporary differences becoming deductible. Management considers, among other available information, scheduled reversals of deferred tax liabilities, projected future taxable income, and other matters in making this assessment.

Income taxes are provided on undistributed earnings of foreign subsidiaries where such earnings are expected to be remitted to the U.S. parent company. The Company determines annually the amount of unremitted earnings of foreign subsidiaries to invest indefinitely in its non-U.S. operations. Unrecognized provisions for taxes on undistributed earnings of foreign subsidiaries, which are considered permanently invested, are not material to the Company’s consolidated financial position or results of operations.

Foreign Currency – The financial statements of the Company’s foreign branches and subsidiaries are measured using the local currencies as the functional currencies. Assets and liabilities of these branches and subsidiaries are translated to their U.S. dollar equivalents at balance sheet date exchange rates and translation adjustments are recorded in accumulated other comprehensive income. Statements of operations of foreign branches and subsidiaries are translated from functional currencies to U.S. dollar equivalents at average exchange rates in effect during the year and any gain or loss from these translations are also included in accumulated other comprehensive income. Foreign currency transaction gains and losses are included in interest income and other in the consolidated statements of operations.

Earnings (Loss) Per Share – Basic earnings (loss) per share is computed using net income (loss) less financing costs on outstanding forward equity contracts, as applicable, divided by the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding plus the effect of potential outstanding shares, including options and warrants, using the “treasury stock” method. Diluted loss per share for the years ended December 31, 2002 and 2001 excludes the effect of equity instruments including convertible debentures, options and warrants, as such instruments are antidilutive.

Common Stock Split – On February 1, 2001, the Company’s Board of Directors declared a three-for-two stock split, which was effected in the form of a common stock dividend. Shares were distributed on March 26, 2001 to stockholders of record on March 9, 2001. All references to common stock and per share amounts in this Annual Report on Form 10-K have been adjusted to reflect the three-for-two common stock split on a retroactive basis.

Common Stock Warrants – Warrants to purchase shares of the Company’s common stock are recorded at fair value. The Company estimates the fair value of warrants using the Black-Scholes model. The fair value of the warrants is amortized over the expected life of the related 7% convertible debentures using the straight-line method, which is not materially different than the effective interest rate method.

Treasury Stock – Shares of the Company’s common stock that are repurchased are recorded in treasury stock at cost and included as a component of stockholders’ equity. The Company relieves the costs associated with the reissuance of shares of common stock out of treasury using the first-in first-out method.

Concentration of Credit Risk – The Company provides e-security solutions to various customers in diverse industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company has a non-recourse arrangement with a major financial institution, under which certain of the Company’s qualified customers can obtain financing directly from the financial institution at their own discretion.

Stock-Based Compensation Plans – Stock-based compensation cost is accounted for using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including the tax benefits realized, are credited to shareholders’ equity.

Pro Forma Disclosure – Had the Company recognized compensation costs for its stock option and purchase plans based on the fair value for awards under those plans, in accordance with SFAS No. 123 “Accounting for Stock Based Compensation,” pro forma net (loss) income and pro forma net (loss) income per share would have been as follows:

	Years Ended December 31,

	2002	2001	2000

Net (loss) income as reported	$(96,824)	$(2,507)	$205,763
Add: stock based compensation expense included in reported net income, net of related tax effects	—	488	366
Less: stock based compensation expense determined under fair value method for all awards, net of related tax effects	37,676	25,711	58,145

Pro forma net (loss) income	$(134,500)	$(27,730)	$147,984

Net (loss) income per share:
Basic (loss) earnings per share – as reported	$(1.71)	$(0.04)	$3.50

Basic (loss) earnings per share – pro forma	$(2.38)	$(0.49)	$2.55

Diluted (loss) earnings per share – as reported	$(1.71)	$(0.04)	$3.21

Diluted (loss) earnings per share – pro forma	$(2.38)	$(0.49)	$2.31

The fair values used to compute pro forma net (loss) income and net (loss) income per share were estimated fair value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,

	2002	2001	2000

Stock Option Plans:
Risk-free interest rate	3.8%	4.6%	6.1%
Expected life of option grants (years)	4.4	4.1	4.2
Expected volatility of underlying stock	90.0%	83.0%	82.0%
Expected dividend payment rate	0.0%	0.0%	0.0%
Expected forfeiture rate	7.5%	7.5%	7.5%
Weighted average fair value of stock options granted	$3.11	$18.93	$22.62
Employee Stock Purchase Plan:
Risk-free interest rate	1.7%	5.7%	6.1%
Expected life of option grants (years)	0.5	0.5	0.5
Expected volatility of underlying stock	112.0%	83.0%	82.0%
Expected dividend payment rate	0.0%	0.0%	0.0%
Weighted average fair value of stock options granted	$2.14	$14.91	$14.46

Reclassification – Certain previously disclosed and prior year amounts have been reclassified to conform to the 2002 presentation.

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

The Company completed the transitional goodwill impairment test as of January 1, 2002, the date of adoption of SFAS No. 142. Goodwill is included in the Company’s e-Security Solutions segment, which contains one reporting unit (“Reporting Unit”). The goodwill impairment test compared the carrying amount of the Reporting Unit to the estimated fair value of the Reporting Unit. The Company determined the estimated fair value of the Reporting Unit based upon an independent appraisal using the market multiple valuation method. As of the January 1, 2002 transitional goodwill impairment test, the fair value of the Company’s Reporting Unit was greater than the carrying amount of the Reporting Unit. Therefore, the transitional goodwill impairment test performed as of January 1, 2002 did not result in an impairment of the Company’s goodwill.

The Company performs the required annual goodwill impairment test as of November 30 of every year, and, if events or circumstances occur that would more likely than not reduce the fair value of the Reporting Unit below its carrying amount, performs an interim impairment test. The Company completed the required annual goodwill impairment test as of November 30, 2002. The annual goodwill impairment test compared the carrying amount of the Reporting Unit to the estimated fair value of the Reporting Unit. The Company determined the estimated fair value of the Reporting Unit based upon an independent appraisal using the market multiple valuation method. As of the November 30, 2002 annual goodwill impairment test, the fair value of the Company’s Reporting Unit was greater than the carrying amount of the Reporting Unit. Therefore, the annual goodwill impairment test performed as of November 30, 2002 did not result in an impairment of the Company’s goodwill.

As a result of its adoption of SFAS No. 142 on January 1, 2002, the Company reclassified in-place workforce related intangible assets of $5,689, $2,021 and $569 arising from the acquisitions of Xcert International, Inc. (“Xcert”), 3-G International, Inc. (“3GI”), and Transindigo Inc (“Transindigo”), respectively, into goodwill, resulting in an increase to goodwill and a decrease to intangible assets of $8,279. Upon reclassification of in-place workforce related intangible assets to goodwill and the determination of indefinite lived intangible assets, the Company reversed the deferred tax liabilities related to these intangible assets. The reversal of deferred tax liabilities of $2,269 and $808 relating to the Xcert and 3GI acquisitions, respectively, resulted in a decrease to goodwill and deferred tax liabilities of $3,077.

The Company applied the provisions of SFAS No. 141 and No. 142 with respect to the acquisition of Securant on September 4, 2001 (the date of acquisition). As part of the application of SFAS No. 141, the Company recognized identifiable intangible assets separate from goodwill and has recognized amortization expense on these intangible assets with finite lives from the date of acquisition.

As a result of its adoption of SFAS No. 142, the Company discontinued amortizing all existing goodwill and indefinite lived intangible assets and did not record any related amortization expense after January 1, 2002. Had the provisions of SFAS No. 141 and No. 142 been applied the Company’s net (loss) income and (loss) earnings per share would have been as follows:

	Years Ended December 31,

	2002	2001	2000

Reported net (loss) income	$(96,824)	$(2,507)	$205,763
Add: Goodwill amortization	—	7,667	—
In-place workforce amortization	—	1,575	—
Trademark amortization	—	100	—
Less: Tax effect	—	(3,737)	—

Adjusted net (loss) income	$(96,824)	$3,098	$205,763

Per share amounts
Reported basic (loss) earnings per share	$(1.71)	$(0.04)	$3.50
Effect of SFAS No. 141 and No. 142	—	0.10	—

Adjusted basic (loss) earnings per share	$(1.71)	$0.06	$3.50

Reported diluted (loss) earnings per share	$(1.71)	$(0.04)	$3.21
Effect of SFAS No. 141 and No. 142	—	0.09	—

Adjusted diluted (loss) earnings per share	$(1.71)	$0.05	$3.21

The Company had no intangible asset related amortization expense for the year ended December 31, 2000. Amortization expense recorded in 2001 related to intangible assets acquired in connection with acquisitions completed during 2001.

At December 31, 2002, the Company applied the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to its technology, customer list, trademark and non compete agreement intangible assets due to circumstances that indicated the carrying value of these intangible assets may not be recoverable. The Company determined that the carrying amount of these assets was not recoverable because the carrying value of these assets exceeded the sum of the estimated undiscounted cash flows expected to be generated from the use of these assets. The Company determined the amount of the impairment loss by comparing the carrying amount of these assets to their fair value at December 31, 2002. The Company determined the fair value based on estimated discounted cash flows expected to be generated from the use of these assets. The fair value of the intangible assets was determined to be zero at December 31, 2002, and accordingly, the Company recorded a $19,140 impairment charge for the year ended December 31, 2002 to reduce the carrying amount of its intangible assets to their fair value.

Intangible assets other than goodwill consisted of the following at December 31, 2002:

			Net Carrying		Net Carrying
	Gross		Amount Before		Amount After
	Carrying	Accumulated	Impairment	Impairment	Impairment
	Amount	Amortization	Charge	Charge	Charge

Amortized intangible assets:
Technology	$24,200	$9,867	$14,333	$14,333	—
Customer lists	5,002	2,271	2,731	2,731	—
Trademarks	1,506	447	1,059	1,059	—
Non compete agreements	2,750	2,446	304	304	—
Other	1,575	1,575	—	—	—
Intangible assets not subject to amortization other than goodwill:
Trademarks	882	169	713	713	—

Total intangible assets	$35,915	$16,775	$19,140	$19,140	—

SFAS No. 145 – In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections.” For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in Accounting Principles Board Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 for certain sales-leaseback and sublease accounting. The Company is required to adopt the provisions of SFAS No. 145 on January 1, 2003. The Company believes the adoption of SFAS No. 145 will not have a significant impact on the Company’s consolidated financial position or results of operations.

SFAS No. 146 – In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 nullifies EITF No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” which required a liability be recognized at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. All restructuring activities prior to December 31, 2002, including those described in Note 13, are accounted for under EITF No. 94-3.

SFAS No. 148 – In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company did not make a voluntary change to the fair value based method of accounting for stock based employee compensation in 2002, the adoption of SFAS No. 148 did not have a material impact on the Company’s consolidated financial position and results of operations.

Interpretation No. 45 – In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure, recognition and measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition and measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company believes the adoption of FIN 45 will have no impact on its consolidated financial position and results of operations.

Interpretation No. 46 – In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 will require identification of the Company’s participation in variable interest entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosure regarding interests in VIE that are deemed significant, even if consolidation is not required. The Company anticipates the adoption of FIN 46 will not have a significant impact on its consolidated financial position or results of operations.

EITF No. 00-21 – In November 2002, the EITF issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The effect of adopting this issue is being evaluated.

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

The purchase prices and costs of the Securant, 3GI, Transindigo and Xcert acquisitions were as follows:

			3GI and
	Securant	Xcert	Transindigo	Total

Cash paid to sellers or shareholders	$134,503	$64,366	$19,822	$218,691
Stock options assumed	—	3,095	—	3,095
Acquisition costs	7,924	5,357	1,421	14,702
Litigation costs	—	—	2,525	2,525

Total purchase price	$142,427	$72,818	$23,768	$239,013

Pursuant to two separate escrow agreements entered into in connection with the Securant acquisition, $21,000 of the cash purchase price otherwise payable to Securant’s shareholders was placed in escrow, pending the completion of a post closing adjustment to the purchase price, if any, and the settlement of any claims for breach of representations, warranties or covenants in the merger agreement. One escrow agreement put $20,000 of the purchase price into an escrow fund. The Company received $364 from this Securant escrow fund during the year ended December 31, 2002 in settlement of several claims it had submitted against the escrow fund. In addition, during February 2003, the Company reached an agreement with the selling shareholders to release approximately $3,300 to the Company in settlement of outstanding escrow fund claims. The remainder of the $20,000 escrow fund will be released to the selling shareholders during March 2003. The second escrow agreement put $1,000 of the Securant purchase price into an escrow fund. The remaining unclaimed balance of the $1,000 Securant escrow fund not subject to a pending claim is scheduled to be released to the selling shareholders during 2005.

Pursuant to an escrow agreement, $3,000 of the cash purchase price otherwise payable to 3GI’s stockholders was placed in escrow, pending settlement of any claims for breaches of representations, warranties or covenants in the merger agreement. The Company has submitted claims against the 3GI escrow totaling approximately $3,000, and expects to recover these claims from the 3GI escrow fund. The Company received an aggregate of $2,567 from the 3GI escrow fund during 2002 in settlement of several claims it had submitted against the escrow fund. Included in the amounts received from the 3GI escrow fund during 2002 is an arbitration settlement of $2,407 for legal costs incurred in connection with the Digital Privacy litigation described in Note 18 of the Notes to Consolidated Financial Statements. The selling stockholders are disputing the remaining claims.

Pursuant to an escrow agreement, $10,500 of the cash purchase price otherwise payable to Xcert’s stockholders was placed in escrow, pending settlement of any claims for breaches of representations, warranties or covenants in the merger agreement. The Company released all but $500 of the Xcert escrow fund to the selling stockholders in August 2002. During February 2003, the Company reached an agreement with the selling stockholders to release approximately $64 to the Company in settlement of certain tax issues. The remainder of the $500 held in escrow will be released to the selling shareholders during March 2003.

Allocation of the purchase prices for all four acquisitions completed during 2001 was based on estimates of the fair value of the assets acquired and liabilities assumed based on independent appraisals. These allocations were as follows:

		Estimated Fair Values

			3GI and		Estimated
	Securant	Xcert	Transindigo	Total	Life

Assets and liabilities, including cash	$(584)	$4,756	$6,791	$10,963
Goodwill (1)	126,897	57,783	13,665	198,345
Intangible assets (2)	19,650	12,856	2,851	35,357	1 to 7 years
Deferred tax liabilities, net (2)	(7,286)	(5,148)	(1,109)	(13,543)
In process research and development	3,750	2,571	1,570	7,891

Total purchase price	142,427	72,818	23,768	239,013
Less: assumption of stock options	—	(3,095)	—	(3,095)
Less: cash acquired	(2,136)	(377)	(6,883)	(9,396)

Net cash paid	$140,291	$69,346	$16,885	$226,522

(1)	Effective January 1, 2002 the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” required that the amortization of goodwill and indefinite lived intangible assets be discontinued, and instead be evaluated at least annually for impairment.

(2)	The Company recorded an impairment charge of $19,140 during 2002, which reduced the carrying value of these intangible assets to zero at December 31, 2002. Accordingly, the Company will not record any amortization expense related to these intangible assets after December 31, 2002. As a result of this impairment charge, the Company reduced the related deferred tax liabilities to zero at December 31, 2002.

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

The allocation of the Securant purchase price has been revised since September 4, 2001 (the date of acquisition) for unrecorded liabilities related to pre-acquisition contingencies and uncollectible accounts receivable, which resulted in a net decrease to the allocation of assets and liabilities and an increase to the carrying value of goodwill of $1,105. The Company expects to record additional adjustments to the Securant purchase price upon settlement of any escrow claims.

In June 2002, the Company paid $591 to Xcert stockholders upon finalization of the working capital calculation. The cost of the working capital adjustment has been added to the purchase price of Xcert and resulted in an increase to goodwill of $591.

The Company incurred litigation expenses in connection with a patent litigation relating to the products acquired in the May 2001 acquisition of 3GI and recorded these expenses as related costs of acquisition. The costs to defend the 3GI lawsuit are covered by the escrow fund set aside from the 3GI purchase price. Through December 31, 2002, the Company has received an aggregate of $2,567 from the 3GI escrow to cover these litigation costs and other claims against 3GI escrow. The costs of litigation and disbursements from the 3GI escrow resulted in a net increase to goodwill of $39.

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

The amounts allocated to IPR&D projects were expensed in the quarter that the related acquisition was consummated if technological feasibility of the IPR&D projects had not been achieved and no alternate future uses had been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. IPR&D expense of $7,891 for the year ended December 31, 2001 represents the write off of IPR&D in connection with the acquisitions of Securant, Xcert, 3GI and Transindigo.

The discount rates used in the present value calculations were derived from a weighted average cost of capital, adjusted upward to reflect additional risks inherent in the development life cycle, and resulted in discount rates in a range of 30.0% – 35.0% based upon an income stream of between 5 and 7 years.

Pro forma revenue, net (loss) income and diluted (loss) earnings per share for the years ended December 31, 2001 and 2000 as if the Securant, Xcert, 3GI and Transindigo acquisitions had been consummated as of January 1, 2001 and 2000 is presented below. The pro forma results include estimates and assumptions regarding increased amortization of goodwill and intangible assets related to the acquisitions and decreased interest income related to cash paid for acquisition purchase prices, which the Company believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had occurred on the dates indicated, or that may result in the future. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume, any benefits from cost savings or synergies of operations of the combined company.

	Years Ended December 31,

	2001	2000

	(unaudited)
Revenue	$295,379	$289,547

Net (loss) income	$(50,446)	$153,886

Basic (loss) earnings per share	$(0.90)	$2.65

Diluted (loss) earnings per share	$(0.90)	$2.40

4.      Investments and Financial Instruments

The Company’s investments were as follows at December 31,:

	2002	2001

Equity securities recorded at cost	$26,220	$39,852
Impairment of equity securities recorded at cost	(24,820)	(13,355)

Total equity securities recorded at cost	1,400	26,497

Investment in Crosby Finance, LLC	186	7,025

Total investments	$1,586	$33,522

Equity securities recorded at cost include preferred stock and common stock which is not publicly traded or whose sale is prohibited by contractual or statutory restrictions.

(Loss) income from investing activities includes the following gains (losses):

	Years Ended December 31,

	2002	2001	2000

Gain on sale of marketable securities, net	$834	$6,165	$39,351
Loss on sale of investments	(3,082)	—	—
Decline in fair value of Crosby Finance, LLC	(6,823)	—	—
Settlement of forward contracts held by Crosby Finance, LLC	—	41,843	—
Transfer of assets to Crosby Finance, LLC	—	—	101,427
Termination of VeriSign collar program	—	—	46,000
VeriSign collar program	—	—	86,075
Investment impairment charges	(21,866)	(7,172)	—

Total (loss) income from investing activities	$(30,937)	$40,836	$272,853

During 2002, the Company recognized impairment charges totaling $21,866 related to its investments in privately held companies. During the fourth quarter of 2002, the Company initiated a process to sell its equity investments that are held in the RSA Capital segment. The Company recorded an impairment charge of $11,966 to reflect the investments at their estimated realizable value, less costs of disposal. The Company considered offers to buy, recent valuations and current financial positions of the investments in estimating realizable value. Estimated realizable value of these investments less costs of disposal is $1,400 and has been included in investments on the consolidated balance sheet at December 31, 2002. The Company expects to complete the sale of these investments during 2003.

During 2002, three of the companies in which the Company had invested were in the process of obtaining additional financing or being sold, and based upon valuations and anticipated cash proceeds, the Company reduced the carrying amount of these investments to their estimated fair value. Accordingly, the Company recorded investment valuation impairment charges of $9,900 related to its equity investments, which have been included in loss from investment activities in the consolidated statements of operations for the year ended December 31, 2002.

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

At December 31, 2002, Crosby held 2,027,325 shares of VeriSign common stock and the VDF contract. The VDF contract entitles Crosby to receive cash proceeds of up to $35,336 depending on the market price of VeriSign common stock on January 3, 2006. The closing price of VeriSign’s common stock on The NASDAQ National Market on December 31, 2002 was $8.02 per share. Unless the value of the VeriSign stock appreciates to at least $87.16 per share in January 2006, Crosby will not be entitled to any cash proceeds. Crosby has no liability or obligation to its members or to the counterparty to the VDF contract other than to deliver the shares of VeriSign common stock to the counterparty upon maturity of the VDF contract and to distribute the cash proceeds, if any, to its members. After settlement of the VDF in January 2006, Crosby will dissolve.

The carrying amount of the Company’s 99% interest in Crosby was $186 and $7,025 at December 31, 2002 and 2001, respectively. The Company accounts for its investment in Crosby under the guidelines of EITF No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” Before the settlement of the Forwards, the Company used the retrospective interest method to account for the Company’s interest in Crosby as the Company believed it would recover a substantial amount of its interest. Any increases in the cost basis of the Company’s interest in Crosby, determined by applying the retrospective interest method, were recorded in interest income. Any changes in the fair value of the Company’s interest in Crosby were recorded in other comprehensive income in stockholders’ equity. In the fourth quarter of 2001, after the settlement of the last Forward, it became reasonably possible that the Company could lose all or substantially all of the value of its remaining interest, and therefore could no longer apply the retrospective interest method to its interest in Crosby. Accordingly, the Company is carrying its interest at fair value with all changes in fair value reported in income from investing activities in the statement of operations. The Company determines the fair value of its interest in Crosby is being determined based on the fair value of Crosby’s right to potentially receive additional cash proceeds upon maturity of the VDF. The decline in the fair value of the Company’s interest in Crosby was $6,823 for the year ended December 31, 2002.

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

The Company has the right to appoint the members of the Board of Directors of Crosby, one of whom is required to be an independent director who is not an employee, director or stockholder of the Company or otherwise affiliated with the Company and who does not receive any direct or indirect benefit from the Company. The other members of the Crosby Board of Directors are two of the Company’s officers. None of the Crosby directors has any ownership or interest in Crosby or its profits or assets, and with the exception of the independent director, none of the directors is compensated for serving as a director of Crosby. The Crosby Board of Directors manages the operations of Crosby, but neither the Crosby Board nor either of the members of Crosby has the power to cause Crosby to engage in any business other than holding shares of VeriSign common stock, the Forwards and the VDF and performing its obligations under the Forwards and the VDF contracts.

5.     Property and Equipment

Property and equipment were as follows at:

	December 31,
	2002	2001

Land	$6,371	$5,972
Building	18,664	17,508
Furniture and equipment	80,358	83,149
Leasehold improvements	31,778	38,056

Total	137,171	144,685
Less: Accumulated depreciation and amortization	(62,243)	(49,845)

Property and equipment, net	$74,928	$94,840

6.     Convertible Debentures

In October and November 2001, the Company issued 7% convertible subordinated debentures due October 17, 2004 with an aggregate principal amount of $80,000, which generated proceeds of $75,204, net of financing issuance costs. The debentures mature on October 17, 2004, unless redeemed earlier by the Company as described below or converted into shares of the Company’s common stock at the holder’s option.

Interest is payable in cash semi-annually in arrears on January 1 and July 1 of each year at a fixed rate of 7% per annum. At any time and at their option, each holder may convert any outstanding debentures it holds into shares of the Company’s common stock at a conversion price of $13.745 per share, which upon conversion of all of the outstanding debentures would result in the issuance of approximately 5,820,298 shares of the Company’s common stock. The conversion price of the debentures may be adjusted under certain circumstances, such as events that would cause dilution of the debenture holder’s interest. The Company may redeem all or a portion of the debentures for cash at any time after October 17, 2002 as long as the arithmetic average of the weighted average price of the Company’s common stock on each trading day during the fifteen trading day period immediately before the election to redeem is at least 150% of the conversion price. The conversion feature was not exercisable at December 31, 2002. The debentures are unsecured and are subordinated to all existing and future senior indebtedness. The agreements governing the convertible debentures contain covenants including restrictions on the Company’s ability to incur and guarantee additional debt. The covenants limit the amount of additional debt the Company may incur to the lesser of 30% of the Company’s consolidated stockholders’ equity, which was $79,030 at December 31, 2002, or a total of $180,000 including the balance of the 7% convertible debentures outstanding.

In connection with the issuance of the convertible debentures, and as described in Note 8, the Company issued warrants on its common stock to the holders of the convertible debentures. The Company recorded the fair market value of the warrants as additional paid-in capital during the year ended December 31, 2001 and is amortizing the fair market value through October 2004. In addition, in connection with the issuance of the 7% convertible debentures, the Company paid investment bank fees, legal fees and other financing costs of $4,796 which are being amortized through October 2004 using the straight-line method, which is not materially different from the effective interest rate method. Unamortized deferred financing costs of $2,876 are included in other assets on the consolidated balance sheet at December 31, 2002. The carrying value of the 7% convertible debentures is as follows at December 31, 2002:

Principal amount of 7% convertible debentures	$80,000
Less: value of warrants	(4,149)
Add: accumulated accretion	1,626

Carrying value, December 31, 2002	$77,477

7.     Line of Credit

During 2002, the Company extended its $10,000 line of credit agreement with a major financial institution to June 30, 2003, subject to annual extension provisions. Borrowing availability is reduced by letters of credit issued for purposes such as collateralizing real estate rental agreements. As of December 31, 2002, the Company had $8,223 of borrowing availability under this line of credit. Borrowings under this agreement will bear interest, at the Company’s option, at either fixed or variable rates linked to either the London Interbank Offered Rate or the Prime Rate. Borrowings will be collateralized by cash deposits of the Company.

8.     Stockholders’ Equity

Common Stock Warrants – In connection with the issuance of the 7% convertible debentures in October and November 2001, the Company issued warrants to purchase shares of its common stock to the holders of the convertible debentures. The holders may exercise the warrants for an aggregate of 873,045 shares of the Company’s common stock at an exercise price of $13.745 per share. The exercise price of the warrants may be adjusted under certain circumstances, such as events that would cause dilution of the holder’s interest. The warrants were immediately exercisable upon issuance and expire on October 17, 2006. The fair value of the warrants of $4,149 was estimated using the Black-Scholes model with the following assumptions: risk free interest rate of 2.5%, expected life of 2.5 years, dividend yield of 0%, and expected volatility of 83%. The Company recorded the fair market value of the warrants as additional paid-in capital. As of December 31, 2002, none of the warrants had been exercised.

Stockholder Rights Plan – On July 20, 1999, the Company’s Board of Directors adopted a Stockholder Rights Plan, and a Rights Agreement to govern the Plan, under which common stock purchase rights (each, a “Right”) were distributed to the Company’s stockholders at the rate of one Right for each share of the Company’s common stock. Each Right entitles the stockholder that owns the Right to purchase one share of the Company’s common stock at a purchase price of $83.33 per share, subject to adjustment (the “Purchase Price”). The Company’s stockholders may exercise the Rights (1) if another party acquires, or obtains the right to acquire, beneficial ownership of 15% or more of the Company’s common stock, or (2) upon the commencement of a tender or exchange offer that, if consummated, would result in another party acquiring 15% or more of the Company’s common stock. In the event of such an acquisition or similar event, each Right, other than those owned by the acquiring party, will enable the stockholder that owns the Right to purchase the number of shares of the Company’s common stock that equals the Purchase Price divided by one-half of the current market price (as defined in the Rights Agreement) of the common stock.

In addition, if the Company is involved in a merger or other transaction with another company in which the Company is not the surviving corporation, or if the Company sells or transfers 50% or more of its assets or earning power to another company, each Right will entitle the stockholder that owns it to purchase the number of shares of common stock of the acquiring company that equals the Purchase Price divided by one-half of the current market price of the acquiring company’s common stock. The Company is generally entitled to redeem the Rights at $0.001 per Right at any time until the tenth business day after the later of (1) a public announcement that an acquiring party has acquired, or obtained the right to acquire, 15% or more of the Company’s common stock or (2) the actual knowledge by an executive officer of the Company of such an acquisition. Unless the Rights are redeemed or exchanged earlier, they will expire on July 20, 2009.

Share Repurchase Program – The Company had a common stock repurchase program from October 1998 to October 2001. Repurchased shares are used for stock option and employee stock purchase plans, and for general corporate purposes. Under the repurchase program, the Company repurchased, in total, 15,817,000 shares of its common stock for an aggregate amount of $422,156, or an average cost of $26.69 per share.

At December 31, 2002 and 2001, the Company had zero shares of its common stock covered by outstanding put options. The Company received $7,565 from the sale of put options on its common stock during the year ended December 31, 2001. During 2001 and upon maturity of one of the Company’s put options contracts covering 375,000 shares of its common stock, the Company repurchased 375,000 shares of its common stock for $13,943 or $37.18 per share. The put options with strike prices in excess of the average closing market value of the Company’s common stock for the year ended December 31, 2000, of $38.87, would be considered dilutive. Accordingly the put options outstanding at December 31, 2000 did have a dilutive effect on the calculation of earnings per share for the year ended December 31, 2000.

During 2000, the Company entered into forward equity contracts for 1,500,000 shares of its common stock in order to set purchase prices for its future repurchase of shares under its share repurchase program. Upon maturity of the forward equity contracts in May 2001, the Company chose to settle the contracts by repurchasing 1,500,000 shares of its common stock for $65,020 or $43.35 per share. Contracts with forward purchase prices above the closing fair value of the Company’s common stock at December 31, 2000 of $35.25 would be considered dilutive. Accordingly, the forward purchase contracts did have a dilutive effect on the earnings per share calculation at December 31, 2000.

During September and October 2001, the Company received notices terminating put options covering an aggregate of 3,000,000 shares of the Company’s stock from counterparties to the put options. The cost to the Company to settle the terminated put options was $57,647. In addition, during August 2001 the Company net settled one of its put options contracts covering 375,000 shares of its common stock and paid $6,168. The Company did not repurchase any shares of its common stock in connection with these settlements.

9.     Stock Option and Purchase Plans

Stock Option Exchange Programs – In November 2001, the Company offered to all of its employees and directors the opportunity to request that the Company exchange the employees’ and directors’ outstanding stock options in return for new stock options to be granted by the Company no sooner than six months and one day from November 12 and December 17, 2001, the dates on which each exchange offer terminated. In exchange for existing options, each option holder received a commitment for new options to be issued for shares of common stock equal to three fifths (3/5) of the total number of shares subject to the options tendered by the option holder and accepted for exchange. Options covering a total of 8,871,919 shares were accepted for exchange under the exchange offers and, accordingly, were canceled on November 12 and December 17, 2001. The Company granted the new options, covering a total of 5,021,321 shares, on May 13 and June 18, 2002. On May 13, 2002, the Company granted new options to its non-employee directors with an exercise price of $6.15 per share, the closing price of the Company’s common stock on the NASDAQ National Market on that date. The new non-employee director options are exercisable in full on the date of grant. On June 18, 2002, the Company granted new options to its employees with an exercise price of $4.42 share, the closing price of the Company’s common stock on the NASDAQ National Market on that date. The new employee options became exercisable as to 25% of the shares represented by the options on the date of grant and in equal quarterly amounts thereafter for three years.

The 1994 Stock Option Plan, as amended – 1998 Restatement, as amended (“1994 Plan”), allows the Company to grant to its employees, officers, directors and consultants options to purchase common stock intended to qualify as incentive stock options, options that do not qualify as incentive stock options (non-statutory options), restricted stock awards and other stock-based awards.

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

At December 31, 2002, there were 17,355,000 shares of the Company’s common stock authorized and 1,992,678 shares available for grant under the 1994 Plan, 750,000 shares authorized and 110,250 shares available for grant under the Director Plan, and 21,062,764 shares authorized and 9,206,154 shares available for grant under the 1998 Plan.

A summary of stock option activity under all plans follows:

		Weighted Average
		Exercise
	Shares	Price Per Share

Outstanding at January 1, 2000	15,653,092	$14.55
Granted	8,936,787	34.95
Exercised	(3,173,193)	10.31
Canceled and expired	(1,443,675)	16.18

Outstanding at December 31, 2000	19,973,011	24.10
Granted	6,547,363	28.80
Exercised	(2,325,828)	12.86
Canceled and expired	(12,246,527)	31.99

Outstanding at December 31, 2001	11,948,019	21.07
Granted	8,516,721	4.61
Exercised	(218,399)	6.95
Canceled and expired	(3,718,092)	21.54

Outstanding at December 31, 2002	16,528,249	$12.48

Exercisable at December 31, 2000	4,764,196	$15.44

Exercisable at December 31, 2001	4,982,928	$17.06

Exercisable at December 31, 2002	8,648,763	$14.45

The following table sets forth information regarding stock options outstanding at December 31, 2002 under all plans:

			Weighted Average		Weighted Average
		Weighted	Remaining	Number	Exercise Price for
Range of	Number of	Average	Contractual Life	Currently	Currently
Exercise Prices	Shares	Exercise Price	(Years)	Exercisable	Exercisable

$0.30	1,725	$0.30	0.4	1,725	$0.30
1.97 – 2.93	306,588	2.91	7.4	6,588	1.97
3.42 – 4.42	6,572,396	4.25	6.9	1,474,430	4.41
5.85 – 8.04	2,578,591	7.29	5.0	2,463,841	7.27
9.99 – 14.67	1,218,128	11.85	4.6	893,643	12.09
15.00 – 19.88	2,430,727	17.96	4.3	1,941,831	17.85
22.69 – 32.96	2,935,315	28.10	5.5	1,580,781	28.08
34.03 – 49.38	484,779	37.38	5.4	285,924	37.47

$0.30 – $49.38	16,528,249	$12.48	5.8	8,648,763	$14.45

The Company cancelled certain stock options assumed in connection with the acquisition of Xcert in February 2001 and recognized compensation expense of $751 in 2001. For certain options and stock awards granted prior to 1999, the Company recognized compensation expense based on the excess of fair market value over the option exercise or award prices at dates of grant. Compensation was recognized ratably over the vesting periods and amounted to $563 in 2000.

The 1994 Employee Stock Purchase Plan, as amended (“Purchase Plan”), provides for sales of common stock to participating employees at prices of not less than 85% of the closing price on either the first day or the last day of the offering period, whichever is lower. At December 31, 2002, 2,100,000 shares were authorized under the Purchase Plan, and 717,164 shares were available for purchase. The cumulative total shares purchased under the plan through 2002, 2001 and 2000 were 1,382,835, 962,230, and 821,467, respectively.

Pro Forma Disclosure – See “Stock-Based Compensation Plans” in Note 1 of the Notes to Consolidated Financial Statements for the pro forma disclosures of net income and earnings per share required under SFAS No. 123.

10.     Comprehensive (Loss) Income

Comprehensive (loss) income was as follows:

	Years Ended December 31,

	2002	2001	2000

Net (loss) income	$(96,824)	$(2,507)	$205,763
Comprehensive (loss) income, net of tax:
Holding losses arising during period	—	(6,250)	(657)
Less: reclassification adjustment for gains included in net income	(422)	(27,723)	(201,936)

Decrease in net unrealized gains on marketable securities	(422)	(33,973)	(202,593)

Foreign currency translation adjustments	2,938	(2,188)	(1,381)

Comprehensive (loss) income	$(94,308)	$(38,668)	$1,789

The tax benefit of holding losses on marketable securities was $4,166 and $438 for 2001 and 2000, respectively.

11.     (Loss) Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Years Ended December 31,

	2002	2001	2000

Numerator:
Net (loss) income	$(96,824)	$(2,507)	$205,763
Interest on convertible debentures	—	—	—
Financing costs on forward equity contracts (1)	—	—	(2,353)

Numerator for basic (loss) earnings per share:
Net (loss) income available to common stockholders	$(96,824)	$(2,507)	$203,410

Denominator:
Denominator for basic (loss) earnings per share:
Weighted average shares	56,621	56,259	58,051
Effect of options, warrants and forward equity contracts	—	—	5,976

Denominator for diluted (loss) earnings per share:
Adjusted weighted average shares	56,621	56,259	64,027

Basic (loss) earnings per share	$(1.71)	$(0.04)	$3.50

Diluted (loss) earnings per share	$(1.71)	$(0.04)	$3.21

(1)	Financing costs on forward equity contracts are excluded from the computation of diluted earnings per share.

Equity instruments that were considered antidilutive and therefore were not included in the computation of diluted loss per share include 16,528,249, 11,948,019 and 1,101,375 shares of the Company’s common stock related to employee stock options for the years ended December 31, 2002, 2001 and 2000, respectively. Equity instruments that were considered antidilutive and therefore were not included in the computation of diluted loss per share include 5,820,298 and 1,240,003 shares of the Company’s common stock related to the convertible debentures for the years ended December 31, 2002 and 2001, respectively. Equity instruments that were considered antidilutive and therefore were not included in the computation of diluted loss per share include 873,045 shares of the Company’s common stock related to the common stock warrants for the years ended December 31, 2002 and 2001.

12.      Income Taxes

Components of (loss) income before (benefit) provision for income taxes:

	Years Ended December 31,

	2002	2001	2000

Domestic	$(143,808)	$(1,440)	$386,102
Foreign	7,108	1,488	(56,327)

(Loss) income before (benefit) provision for income taxes	$(136,700)	$48	$329,775

The (benefit) provision for income taxes consisted of the following:

	Years Ended December 31,

	2002	2001	2000

Current:
Federal	$(43,315)	$(4,276)	$114,981
State	—	—	3,484
Foreign	1,235	166	1,843

Total	(42,080)	(4,110)	120,308

Deferred:
Federal	2,246	6,954	29,017
State	—	—	185
Foreign	(42)	(289)	—
Reversal of valuation allowance	—	—	(25,498)

Total	2,204	6,665	3,704

Total	$(39,876)	$2,555	$124,012

Significant components of the Company’s deferred tax assets and liabilities were as follows at December 31,:

	2002	2001

Deferred tax assets (liabilities) — current:
Revenue related items and other	$3,829	$4,886

Net deferred tax assets — current	$3,829	$4,886

Deferred tax assets (liabilities) — non current:
Foreign acquisition asset	—	$30,239
Net operating loss carryforwards	$25,430	25,430
Deferred gain – Investment in Crosby Finance, LLC	(26,289)	(26,619)
Acquired intangible assets	(862)	(14,258)
Investment valuation reserve	6,808	5,342
Compensation	4,413	5,043
Restructurings	15,176	4,395
Merger expenses	(3,946)	(1,199)
Other	928	(1,221)
Purchased research and development	2,180	2,678
Less: valuation allowance	(25,430)	(25,430)

Net deferred tax assets (liabilities) — non current	$(1,592)	$4,400

Tax benefits arising from the exercise of stock options were $328, $15,828 and $30,241 in 2002, 2001 and 2000, respectively. The tax benefits are allocated directly to additional paid-in capital in stockholders’ equity when realized.

Cash payments for income taxes were approximately $1,791, $11,357 and $63,964 in 2002, 2001 and 2000, respectively.

The Company has net operating loss carryforwards of approximately $72,655 expiring on various dates through 2021. The Company acquired these operating loss carryforwards as a result of the acquisitions that it completed during 2001. Internal Revenue Code Section 382 may limit the utilization of the net operating losses attributable to the pre acquisition periods of acquired subsidiaries. Furthermore, pre acquisition net operating losses may not be utilizable in future years in the event of a substantial discontinuation of the acquired business.

The valuation allowance applies to deferred tax assets relating to acquisition related net operating loss carryforwards, where management believes that based on the weight of available evidence, it is more likely than not that these assets will not be realized. Management periodically reviews the available evidence and the valuation allowance. Tax benefits relating to the acquisition related net operating loss carryforwards valuation allowance realized in the future will reduce the carrying value of the goodwill and other intangible assets which arose from the acquisitions that the Company completed during 2001.

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

The reconciliation between the statutory and effective income tax rates is as follows for the years ended December 31, 2002 and 2000:

	2002	2000

Statutory tax rate	35.0%	35.0%
State income taxes net of federal benefit	—	1.0
Reversal of valuation allowance	—	(7.7)
Transfer of licensing rights to a foreign subsidiary	—	6.4
Change in estimated deferred tax rate	(3.2)	—
Foreign tax rate differentials	(0.9)	—
Other	(1.7)	2.9

Effective income tax rate	29.2%	37.6%

For the year ended December 31, 2001, the Company’s effective income tax rate is in excess of the statutory tax rate primarily due to certain expenses which are not deductible for tax purposes, including non deductible goodwill amortization expense and non deductible in process research and development.

13.     Restructurings

During 2002 and 2001, the Company evaluated and initiated restructuring actions in order to consolidate some of its operations, enhance operational efficiency and reduce expenses. The Company continues to monitor and assess its facility obligations, real estate markets and its operating expenses. As the result of these ongoing assessments, the Company has recorded additional restructuring charges or revised previously recorded restructuring charges. These actions resulted in total restructuring charges of $56,036 and $19,956 for the years ended December 31, 2002 and 2001, respectively.

During the year ended December 31, 2002, the Company recorded restructuring charges of $56,036, consisting of facility exit costs, costs associated with the liquidation of the Company’s Swedish development operations and the sale of certain Swedish assets and the business related to the asset to TFS Technology AB (“TFS”), and severance and other costs associated with the reduction of employee headcount. The 2002 restructuring charges include costs of $37,656 incurred due to the revision of previously recorded restructuring charges.

Included in the 2002 restructuring charges are costs of $44,014 consisting of facility exit costs and related impairment of leasehold improvements and furniture and fixtures. Facility exit costs consist of estimated shortfalls of sublease rental income compared to obligations due under certain exited facilities leases which are payable over the next 78 months. The remaining unreserved lease obligations related to certain exited facilities amount to $11,090, which represents the Company’s estimated sublease income from these facilities from the end of the reserve period to the end of the lease term. Impairment of leasehold improvements and furniture and fixtures included in facility exit costs are for unamortized leasehold improvements and furniture and fixtures that the Company believes will not be recoverable upon sublease of exited facilities. Total facility exit costs for 2002 include costs of $35,718 that the Company incurred when it revised estimates used in previously recorded restructuring charges. The Company revised the estimates included in facility exit costs due to the extension of the period of time estimated to obtain sublease tenants for certain exited facilities, based on the terms of finalized subleases obtained during 2002, due to higher than anticipated operating costs associated with certain exited facilities, and due to the continued uncertainty and deterioration in the commercial real estate and sublet markets in the Boston metropolitan area.

The Company recorded restructuring charges of $6,318 during 2002 associated with the liquidation of the Company’s Swedish development operations and the sale of certain Swedish assets and the business related to the assets to TFS. The Company sold these assets and related business to TFS in exchange in part for TFS’s assumption of the liabilities related to the assets and associated business, including the related support obligations and certain employees. The total number of employees included in this transaction was 76, of which 67 were employed in research and development and 9 were employed in general and administrative functions. The total Sweden liquidation costs include costs of $1,938 the Company incurred upon revision of estimates used in previously recorded restructuring charges.

Also included in restructuring charges for 2002 are severance and other costs associated with the reduction of employee headcount of $5,704 for 121 employees, of which 15 were employed in manufacturing, customer operations and technical services, 37 were employed in research and development, 48 were employed in sales and marketing, and 21 employed in general and administrative functions.

During the year ended December 31, 2001, the Company recorded restructuring charges of $19,956, consisting of facility exit costs, prepaid license fees, severance and other costs associated with the reduction of employee headcount, and other direct costs.

Included in the 2001 restructuring charges are costs of $9,412 consisting of facility exit costs, related impairment of leasehold improvements and other direct costs. Facility exit costs primarily consist of up to 18 months of minimum lease payments due under certain exited facilities lease agreements. Impairment of leasehold improvements included in facility exit costs is for unamortized leasehold improvements that the Company believes will not be recoverable upon sublease of exited facilities.

Prepaid license fees of $4,350 included in 2001 restructuring charges were expensed when it was determined that they did not have future realizable value as a result of the Company’s exiting a planned service offering.

Also included in restructuring charges for 2001 are severance and other costs associated with the reduction of employee headcount of $5,875 for 320 employees, of which 33 were employed in manufacturing, customer operations and technical services, 110 were employed in research and development, 110 were employed in sales and marketing, 60 were employed in general and administrative functions, and 7 were employed in the RSA Capital segment.

Restructuring charges accrued and unpaid at December 31, 2002 were as follows:

	Facility Exit		Liquidation
	Costs & Related		of Sweden		Other
	Asset	Severance	Development	Purchased	Direct
	Impairments	Costs	Operations	Technology	Costs	Total

Balance at January 1, 2001	—	—	—	—	$347	$347
Total restructuring charges – 2001	$9,412	$5,875	—	$4,350	319	19,956
Payments and asset write offs – 2001	(269)	(4,592)	—	$(4,350)	(7)	(9,218)

Balance at December 31, 2001	9,143	1,283	—	—	659	11,085

Restructuring charges - 2002	8,296	5,704	$4,380	—	—	18,380
Revision of previously recorded restructuring charges	35,718	—	1,938	—	—	37,656

Total restructuring charges – 2002	44,014	5,704	6,318	—	—	56,036

Payments and asset write offs – 2002	(16,346)	(5,590)	(5,700)	—	(7)	(27,643)

Balance at December 31, 2002	$36,811	$1,397	$618	—	$652	$39,478

In 1999, the Company commenced and substantially completed consolidation of certain operations in order to enhance operational efficiency. The Company recorded facility exit costs consisting primarily of estimated shortfalls of sublease rental income compared to minimum lease payments due under a lease agreement. Remaining facility exit costs of approximately $347 were accrued and unpaid at December 31, 2002 and are expected to be paid through the first quarter of 2008.

The Company expects to pay the remaining restructuring costs accrued at December 31, 2002 as follows:

Year ending December 31, 2003	$12,163
Year ending December 31, 2004	9,845
Year ending December 31, 2005	8,843
Year ending December 31, 2006	5,762
Year ending December 31, 2007	1,553
Year ending December 31, 2008 and thereafter	1,312

14.      Segment Information

The Company has two reportable segments, e-Security Solutions and RSA Capital. The segments were determined primarily on how management views and evaluates the business. It is the Company’s intention to focus its resources on the e-Security Solutions segment during 2003.

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

The RSA Capital segment consists of the Company’s investment activities and was formed to make synergistic investments in both external and internal activities and technologies. The Company formed its RSA Capital segment in January 2000 during a period in which it perceived a favorable investment climate. During 2002 the Company reduced its commitment of resources to the RSA Capital segment and recorded impairment charges on its equity investments to reduce their carrying value to their estimated realizable value, less costs to dispose. The Company is currently considering proposals to sell its investment portfolio, and does not intend to make any new investments. Total expenses incurred in connection with the Company’s RSA Capital segment total $762 and $10,652 for the years ended December 31, 2002 and 2001, respectively, and have been included in (loss) income from operations.

Through its investment activities, the Company has historically made investments primarily in equity instruments of e-businesses and other technology companies. Also included in the Company’s investment activities is RSA Ventures, I, L.P. (“RSA Ventures”), the Company’s venture capital fund, in which the Company had invested approximately $35,274 as of December 31, 2002. The Company’s subscription to invest in RSA Ventures is $50,276, leaving a remainder of approximately $15,002 that the Company may invest, at its sole discretion, over the ten year life of RSA Ventures. The Company currently does not intend to invest this amount. Expenses incurred in connection with the Company’s investment activities are primarily for general and administration and management and professional fees, and are included in general and administrative expenses in the statements of operations. These expenses were $232 and $4,130 for the years ended December 31, 2002 and 2001, respectively. At December 31, 2002, the Company’s investments include investments in private companies of $1,400 held at their estimated realizable value less costs to dispose, and its investment in Crosby Finance, LLC, a qualified special purpose entity, had a carrying value of $186, accounted for at fair value, as described in Note 4.

Before the second quarter of 2002, the Company’s RSA Capital segment also included the New Emerging Security Technologies group (“NEST”). Through NEST the Company focused on investigating, developing and nurturing new ideas and technologies into operational businesses. The Company merged the NEST activities into its e-Security Solutions segment as of March 31, 2002. Costs of $6,103 and revenue of $68 for year ended December 31, 2001, related to the Company’s NEST activities and included in income (loss) from operations below, have been reclassified from the RSA Capital segment to the e-Security Solutions segment in order to conform to current period presentation. Expenses incurred in connection with NEST were $530 and $6,522 for the years ended December 31, 2002 and 2001, respectively, and have been included in income (loss) from operations. Expenses incurred in connection with NEST for the years ended December 31, 2002 and 2001 include general and administration expenses, as well as the operations of 3GI and Transindigo.

Certain expense items included in loss from operations that are not identifiable to the Company’s segments have been included in Other below, and total $89,137 for the year ended December 31, 2002. These expense items include restructuring charges of $56,036 as described in Note 13, intangible asset impairment charges of $19,140 as described in Note 2, amortization of intangible assets of $9,924 arising from the Company’s acquisitions of Securant, Xcert, 3GI and Transindigo during 2001, a charge of $2,893 for inventory write down and product quality warranty accruals related to discontinued product designs and $1,145 of costs incurred during the transition period prior to the transfer of certain Swedish employees and assets to TFS in 2002.

Certain expense items included in income (loss) from operations that are not identifiable to the Company’s segments have been included in Other below, and total $50,628 for the year ended December 31, 2001. These expense items include items expensed in connection with the Company’s acquisition Securant, Xcert, 3GI and Transindigo, which include the write off of prepaid license fees of $5,221, stock option compensation expense of $751, IPR&D of $7,891 and amortization of goodwill and intangible assets of $14,452 for the year ended December 31, 2001. Other expense items that are not identifiable to the Company’s segments for the year ended December 31, 2001 include restructuring charges of $19,956 as described in Note 13, the write off of $1,000 in connection with the cancellation of the Company’s annual European security conference, RSA Conference Europe, and the write off of $375 in connection with the cancellation of the Company’s annual sales conference. Litigation, settlement and other legal expenses of $982 are also expense items that are not identifiable to the Company’s segments.

The tables below present information about the Company’s reportable segments:

	Year Ended December 31, 2002

	e-Security	RSA
	Solutions	Capital	Other	Consolidated

Revenue	$232,084	—	—	$232,084

Loss from operations	$(7,086)	$(762)	$(89,137)	$(96,985)

Interest expense and other	$(5,791)	—	$(2,987)	$(8,778)

Loss from investing activities	—	$(30,937)	—	$(30,937)

Depreciation and amortization	$16,612	—	$9,924	$26,536

Identifiable assets	$482,814	$1,586	—	$484,400

	Year Ended December 31, 2001

	e-Security	RSA
	Solutions	Capital	Other	Consolidated

Revenue	$282,720	—	—	$282,720

Income (loss) from operations	$8,529	$(4,549)	$(50,628)	$(46,648)

Interest income (expense) and other	$6,440	—	$(580)	$5,860

Income from investing activities	—	$40,836	—	$40,836

Depreciation and amortization	$15,184	—	$14,452	$29,636

Identifiable assets	$494,981	$34,696	—	$529,677

The Company’s operations are conducted throughout the world. Operations in the United States represent more than 10% of revenue and loss from operations. The Company’s operations in other countries have been grouped by regional area below. The following tables present information about e-Security Solutions revenue:

	Years Ended December 31,

Product and service groups	2002	2001	2000

Enterprise solutions	$204,671	$229,170	$211,835
Developer solutions	27,413	53,550	68,356

	$232,084	$282,720	$280,191

	Years Ended December 31,

Geographic areas	2002	2001	2000

United States of America	$138,539	$162,799	$176,692
Europe and other	70,224	91,553	81,959
Asia Pacific	23,321	28,368	21,540

	$232,084	$282,720	$280,191

The tables below present information about the Company’s long lived assets by regional area:

	At December 31, 2002

	Total	United States	Europe	Asia Pacific

Property and equipment, net	$74,928	$42,680	$29,036	$3,212
Goodwill, net	191,742	191,742	—	—
Other assets	5,668	3,799	154	1,715

	At December 31, 2001

	Total	United States	Europe	Asia Pacific

Property and equipment, net	$94,840	$59,881	$31,285	$3,674
Goodwill, net	185,674	185,674	—	—
Intangible assets, net	37,346	37,346	—	—
Other assets	7,117	5,274	165	1,678

	At December 31, 2000

	Total	United States	Europe	Asia Pacific

Property and equipment, net	$64,207	$35,899	$26,966	$1,342
Other assets	2,719	1,809	180	730

The Company purchased land and a building during 2000 in the United Kingdom which had a net carrying value of $23,968 at December 31, 2002.

15.      Retirement and Savings Plan

The Company has a 401(k) retirement and savings plan that allows each participant to defer up to 20% of the participant’s annual earnings up to an annual statutory maximum amount. The Company may make, at its discretion, matching and profit-sharing contributions to the plan. Generally, matching and profit-sharing contributions made by the Company vest annually over four years. Matching contributions are paid in cash and were $1,360, $1,354 and $857 in 2002, 2001 and 2000, respectively. Profit sharing contributions are paid in cash and were $608 for 2000. No profit sharing contributions were made for 2002 and 2001.

The Company also has a non-qualified deferred compensation program which permits key employees to annually elect to defer, for their personal income tax purposes, a portion of their compensation for not less than three years or until their retirement, termination, death or disability. To assist in the financing of the funding of the deferred compensation program, the Company invests the compensation that is withheld and deferred in Company-owned life insurance policies. Amounts withheld and deferred for key employees under the Company’s deferred compensation program were $868, $2,445 and $1,192 in 2002, 2001 and 2000, respectively, and are included in operating expenses.

16.      Commitments

The Company leases office facilities and equipment under non-cancelable operating leases expiring through 2017. Future minimum rental payments net of existing sublease agreements and excluding facility exit costs included in restructuring charges are as follows:

		Facility Exit Costs
	Gross Lease	included in	Net Lease
Years Ending December 31,	Commitments	Restructurings	Commitments

2003	$20,852	$(9,843)	$11,009
2004	19,252	(9,845)	9,407
2005	17,123	(8,843)	8,280
2006	14,857	(5,762)	9,095
2007	14,694	(1,553)	13,141
2008 and thereafter	85,321	(965)	84,356

Net rent expense was approximately $13,764, $12,603 and $8,319 in 2002, 2001 and 2000, respectively. Rent collected from existing subleases and not included in restructuring charges was $700, $656, and $582 in 2002, 2001 and 2000, respectively.

In November 2000, the Company entered into fifteen year non-cancelable operating leases for a new corporate headquarters facility located in Bedford, Massachusetts and moved into these facilities in February 2002. The Company is actively looking to sublease its former headquarters and other exited facilities. During 2002 and 2001, the Company recorded restructuring charges totaling $53,426, which represent lease obligations due through 2009 under certain excess facilities lease agreements, net of estimated sublease rental income, impaired leasehold improvements and furniture and fixtures for certain exited facilities, and other associated facilities expense.

Until its expiration in September 2000, the Company had an exclusive license for the patented RSA public key cryptosystem from the Massachusetts Institute of Technology. Since September 2000, when the patent on the RSA public key cryptosystem expired, the Company has continued to use the technology but is no longer required to pay royalties. The Company is also required to pay royalties under various other licensing agreements. Total royalty expense under all agreements was $5,978, $5,538 and $7,329 in 2002, 2001 and 2000, respectively.

17.      Related Party Transactions

Some of the Company’s employees and directors have invested in the general partner limited partnership of RSA Ventures including Charles R. Stuckey, Jr. and James K. Sims, members of the Company’s Board of Directors, and five former employees including the managing director of RSA Ventures. Mr. Stuckey invested approximately $11 in the partnership, Mr. Sims invested approximately $7, and the five employees’ invested a total of approximately $70. None of the investors has received any proceeds or been allocated any profits from this entity since its inception. In December 2001, in connection with the Company’s reduction of the investing activities of RSA Ventures, the interest in gains from the general partner that each of Messrs. Stuckey and Sims would be entitled to receive in the future following a return of their invested capital was reduced to less than one one thousandth of a percent.

In 1997, the Company entered into a license agreement with VeriSign under which, among other things, the Company had the exclusive right to distribute some of VeriSign’s certificate authority software. The agreement also gave the Company the right to terminate the agreement at any time if the Company paid specified termination fees to VeriSign. The Company paid VeriSign $2,700 as an initial license fee, $500 at the execution of the distributor agreement, and license fees of $2,250 in 2000 and $1,100 in 1999. In November 2000 the Company elected to cancel its exclusive distribution agreement with VeriSign and paid additional license fees of $1,380. Prior to 2001, the license fees were recorded as a component of cost of product revenue as the related products were sold. Unamortized prepaid license fees were $5,221 at December 31, 2000. During the year ended December 31, 2001 the Company expensed $5,221 in prepaid license fees to cost of product revenue when it was determined that they did not have future realizable value as a result of the Company’s acquisition of Xcert in February 2001. A former director of the Company who is also a director of VeriSign provided consulting services to the Company and received $60 and $260 in 2001 and 2000, respectively. This consulting agreement expired in February 2001, and the director resigned from the Company’s Board of Directors in May 2002.

Gen3 Partners, Inc. provided consulting services to the Company and received $311 in 2000. A member of the Company’s Board of Directors also serves as member of the Board of Directors of Gen3 Partners, Inc.

18.      Litigation

By notice dated January 23, 2002, the Securities and Exchange Commission notified the Company that it is conducting a formal investigation of (1) the Company’s disclosure of a change in its method for estimating its distributor revenue, and (2) certain trading in the Company’s common stock. On or about July 11, 2002, the SEC staff notified the Company and some of its officers that the staff was considering seeking permission from the SEC to commence a civil injunctive proceeding against them, and that the Company and the officers could submit a written statement explaining why no such proceeding should be commenced. The Company and the officers submitted such a statement in August 2002 and are waiting for the SEC’s response. The Company and the officers are continuing to cooperate with the SEC, but the Company cannot predict the ultimate outcome of this matter.

On or about February 2, 2001, Leon Stambler filed a complaint for patent infringement in U.S. District Court for the District of Delaware against the Company, VeriSign, Inc., First Data Corporation, Openwave Systems Inc., and Omnisky Corporation, Case Number 01-0065. In September 2001, Mr. Stambler amended his complaint to add Certicom Corp. as an additional defendant. The suit was stayed against Omnisky due to Omnisky’s bankruptcy, and Openwave, Certicom and First Data settled with Mr. Stambler; therefore, only RSA Security and VeriSign remained as defendants. In his complaint, Mr. Stambler alleged that certain products marketed by each of the defendants infringed various patents that he owns, and he sought unspecified damages as well as a preliminary and permanent injunction enjoining the defendants from infringing the claims asserted.

The trial took place in March 2003, and on March 7, 2003 the jury determined that the Company’s products did not infringe Mr. Stambler’s patents. The Company believes that it is likely that Mr. Stambler will appeal the jury’s decision. Even if Mr. Stambler does appeal, the Company believes that the final disposition of this matter will not have a material adverse effect on its continuing operations and consolidated financial position.

On or about July 17, 2001, Digital Privacy, Inc. filed a complaint for patent infringement in the U.S. District Court for the Eastern District of Virginia against RSA Security, Case Number 2:01cv529. In its complaint, Digital Privacy alleged that certain products of 3-G International, Inc., a private company that the Company acquired in May 2001, infringed various patents that Digital Privacy owns, and Digital Privacy sought unspecified damages as well as a permanent injunction enjoining the Company from infringing the claims asserted. On April 5, 2002, the court granted the Company’s motion for summary judgment and dismissed the case. In May 2002, Digital Privacy appealed the dismissal. In February 2003, the Company signed a settlement agreement with Digital Privacy, under which the Company has no further obligation or liability, and Digital Privacy dismissed its appeal.

On or about December 20, 2001, France Telecom and Telediffusion de France (“FT”) filed a Request for Arbitration with the International Court of Arbitration. FT claims that the Company breached a license agreement with FT and seeks unspecified damages including payment of a $20,000 advance plus the legal fees and other costs associated with the arbitration. The Company believes that FT’s claims are without merit and intends to defend the arbitration vigorously. In a related matter, FT has also filed a patent infringement suit in Delaware against Novell, Inc., one of the Company’s licensees. In August 2002, the Company signed a letter agreement with Novell agreeing that if a court requires Novell to pay FT damages, the Company will reimburse Novell for 50% of the damages, up to a maximum payment of $2,500 by the Company. If the damages payable by Novell exceed $5,000, then the indemnification provisions of the Company’s license agreement with Novell will govern the Company’s indemnification obligations. Although the Company believes that FT’s claims against Novell are without merit, it cannot predict the ultimate outcome of this matter. However, the Company believes that neither the disposition of its arbitration with FT nor the disposition of the litigation between Novell and FT will have a material adverse effect on the Company’s continuing operations and consolidated financial position.

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

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF RSA SECURITY

The information required by this item is contained in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 20, 2003 (our “2003 Proxy Statement”) under the captions “Our Board of Directors,” “Our Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.” This information is incorporated by reference into this Report.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this item is contained under the captions “Compensation of our Directors,” “Compensation of our Executive Officers” and “Comparative Stock Performance” in the 2003 Proxy Statement and is incorporated by reference into this Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS

The information required by this item is contained under the captions “Securities Authorized for Issuance under our Equity Compensation Plans” and “Stock Ownership of Certain Beneficial Owners and Management” in the 2003 Proxy Statement and is incorporated by reference into this Report.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained under the caption “Certain Relationships and Related Transactions” in the 2003 Proxy Statement and is incorporated by reference into this Report.

ITEM 14.     CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures – During the 90 days before the filing date of this report, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended), which are designed to ensure that information required to be disclosed in our Securities and Exchange Commission reports is properly and timely recorded, processed, summarized and reported. The officers concluded that these controls and procedures are operating in an effective manner.

Changes in internal controls – There were no significant changes in our internal controls or in other factors that could significantly affect these controls since the date of the last evaluation of the controls.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(b)     Current Reports on Form 8-K:

          On October 17, 2002, we filed a Current Report on Form 8-K reporting our financial results for the quarter and nine months ended

           September 30, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, RSA Security Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RSA Security Inc.

By:	/s/ ARTHUR W. COVIELLO, JR. Arthur W. Coviello, Jr. Chief Executive Officer and President

Date: March 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of RSA Security Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARTHUR W. COVIELLO, JR. Arthur W. Coviello, Jr.	Chief Executive Officer, President and Director (Principal Executive Officer)	March 25, 2003

/s/ JEFFREY D. GLIDDEN Jeffrey D. Glidden	Senior Vice President, Finance and Operations, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 25, 2003

/s/ CHARLES R. STUCKEY, JR. Charles R. Stuckey, Jr.	Chairman of the Board of Directors	March 25, 2003

/s/ JAMES K. SIMS James K. Sims	Vice Chairman of the Board of Directors	March 25, 2003

/s/ ROBERT P. BADAVAS Robert P. Badavas	Director	March 25, 2003

/s/ RICHARD A. DEMILLO Richard A. DeMillo	Director	March 25, 2003

/s/ RICHARD L. EARNEST Richard L. Earnest	Director	March 25, 2003

/s/ TAHER ELGAMAL Taher Elgamal	Director	March 25, 2003

/s/ GLORIA C. LARSON Gloria C. Larson	Director	March 25, 2003

/s/ JOSEPH B. LASSITER, III Joseph B. Lassiter, III	Director	March 25, 2003

CERTIFICATIONS

I, Arthur W. Coviello, Jr., certify that:

1.     I have reviewed this annual report on Form 10-K of RSA Security Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ARTHUR W. COVIELLO, JR. Arthur W. Coviello, Jr. President and Chief Executive Officer

Date: March 25, 2003

CERTIFICATIONS

I, Jeffrey D. Glidden, certify that:

1.     I have reviewed this annual report on Form 10-K of RSA Security Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JEFFREY D. GLIDDEN Jeffrey D. Glidden Senior Vice President, Finance and Operations, Chief Financial Officer and Treasurer

Date: March 25, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. §1350

Pursuant to 18 U.S.C. §1350, each of the undersigned certifies that this annual report on Form 10-K for the period ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of RSA Security Inc. and its wholly owned subsidiaries.

/s/ ARTHUR W. COVIELLO, JR. Arthur W. Coviello, Jr. President and Chief Executive Officer

Date: March 25, 2003

/s/ JEFFREY D. GLIDDEN Jeffrey D. Glidden Senior Vice President, Finance and Operations, Chief Financial Officer and Treasurer

Date: March 25, 2003

EXHIBIT INDEX

3.1	RSA’s Third Restated Certificate of Incorporation, as amended, is incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.2	RSA’s Amended and Restated By-Laws, as amended, is incorporated herein by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 33-85606) (the “Form S-1”).

4.1	Specimen Certificate for shares of our common stock, $.01 par value per share, is incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K dated September 10, 1999.

4.2	Rights Agreement, dated as of July 20, 1999, between RSA and State Street Bank and Trust Company, which includes as Exhibit A the Form of Rights Certificate and as Exhibit B the Summary of Rights to Purchase Common Stock, is incorporated herein by reference to Exhibit 1 to our Registration Statement on Form 8-A (File No. 000-25120) filed on July 23, 1999.

4.3	Amendment to Rights Agreement, dated as of November 2, 2001, among RSA, State Street Bank and Trust Company and EquiServe Trust Company, N.A. is incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 2, 2001.

4.4	Amendment No. 2 to Rights Agreement, dated as of March 19, 2002, between RSA and EquiServe Trust Company, N.A. is incorporated herein by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 2, 2001.

4.5	Securities Purchase Agreement, dated as of October 17, 2001, among RSA and the Investors named therein is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K dated October 17, 2001.

4.6	Securities Purchase Agreement, dated as of October 29, 2001, among RSA and the Investors named therein is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K dated October 29, 2001.

4.7	Securities Purchase Agreement, dated as of November 5, 2001, among RSA and the Investors named therein is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K dated November 5, 2001.

4.8	Second Amended and Restated Registration Rights Agreement, dated as of November 5, 2001, among RSA and the Investors named therein is incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K dated November 5, 2001.

4.9	Form of 7% Convertible Subordinated Debenture due October 17, 2004 is incorporated herein by reference to Exhibit 99.3 to our Current Report on Form 8-K dated November 5, 2001.

4.10	Form of Warrant to Purchase Common Stock is incorporated herein by reference to Exhibit 99.4 to our Current Report on Form 8-K dated November 5, 2001.

*10.1	1994 Stock Option Plan, as amended — 1998 Restatement, as amended, is incorporated herein by reference to Appendix A to our Preliminary Schedule 14A filed March 5, 1999.

*10.2	1994 Director Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

*10.3	Amended and Restated 1998 Non-Officer Employee Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2001.

*10.4	1994 Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

*10.5	2000 Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

*10.6	First Amendment to the 2000 Deferred Compensation Plan.

*10.7	RSA Security Inc. Grantor Trust Agreement, dated March 13, 2000, between RSA and Wachovia Bank, N.A. is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

*10.8	Employment Agreement, dated as of April 1, 2000, between RSA and Arthur W. Coviello, Jr. is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*10.9	Third Amended and Restated Employment Agreement, dated as of December 27, 2001, between RSA and Charles R. Stuckey, Jr. is incorporated herein by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2001.

†10.10	Progress Software Application Partner Agreement, dated December 5, 1994, as amended, between RSA and Progress Software Corporation is incorporated herein by reference to Exhibit 10.17 to the Form S-1.

†10.11	Second Amendment to Progress Software Application Partner Agreement, dated as of November 29, 1995, between RSA and Progress Software Corporation is incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (SEC file no. 000-25120).

†10.12	Third Amendment to Progress Software Application Partner Agreement, dated as of November 15, 1996, between RSA and Progress Software Corporation is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (SEC file no. 000-25120).

†10.13	Fourth Amendment to Progress Software Application Partner Agreement, dated as of April 1, 1998, between RSA and Progress Software Corporation is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (SEC file no. 000-25120).

†10.14	Fifth Amendment to Progress Software Application Partner Agreement, dated as of February 18, 1999, between RSA and Progress Software Corporation is incorporated herein by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 1999.

†10.15	Sixth Amendment to Progress Software Application Partner Agreement, dated as of October 26, 1999, between RSA and Progress Software Corporation is incorporated herein by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 1999.

†10.16	Seventh Amendment to Progress Software Application Partner Agreement, dated as of November 28, 2001, between RSA and Progress Software Corporation is incorporated herein by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2001.

#10.17	Eighth Amendment to Progress Software Application Partner Agreement, dated as of November 27, 2002, between RSA and Progress Software Corporation.

10.18	Indenture of Lease, dated as of March 11, 1996, between RSA and Beacon Properties, L.P. is incorporated herein by reference to Exhibit 10.17 to our Registration Statement on Form S-4 (File No. 333-7265).

10.19	Rider to Indenture of Lease, dated as of March 11, 1996 between RSA and Beacon Properties, L.P. is incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC file no. 000-25120).

10.20	First Amendment to Lease, dated as of May 10, 1997, between RSA and Beacon Properties, L.P. is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (SEC file no. 000-25120).

10.21	Second Amendment to Lease, dated as of April 8, 1998, between RSA and EOP — Crosby Corporate Center, L.L.C. is incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC file no. 000-25120).

10.22	Third Amendment to Lease, dated as of May 9, 2000, between RSA and EOP – Crosby Corporate Center, L.L.C. is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.23	Sublease Agreement, dated as of September 19, 2002, between RSA and NVIDIA Corporation is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.24	Agreement of Sublease, dated as of January 10, 2003, between RSA and Atex Media Command, Inc.

10.25	Lease Agreement, dated as of August 15, 1997, between RSA and Peninsula Office Park Associates, L.P. is incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC file no. 000-25120).

10.26	Lease Agreement, dated as of December 19, 1997, between RSA and Peninsula Office Park Associates, L.P. is incorporated herein by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC file no. 000-25120).

10.27	Sublease Agreement, dated as of January 22, 2002, between RSA and Serena Software, Inc. is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.28	Lease, dated as of November 16, 2000, between RSA and Bedford Woods Limited Partnership I is incorporated herein by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2000.

10.29	Lease, dated as of November 17, 2000, between RSA and Bedford Woods Limited Partnership I is incorporated herein by reference to Exhibit 10.32 to our Annual Report on Form 10-K for the year ended December 31, 2000.

10.30	Limited Partnership Agreement of RSA Partners I, L.P., dated as of April 10, 2001, is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.31	Certificate of Revised Schedule A of RSA Partners I, L.P., dated November 28, 2001 is incorporated herein by reference to Exhibit 10.27 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.32	Amendment No. 1 to the Limited Partnership Agreement of RSA Partners I, L.P., dated December 1, 2001 is incorporated herein by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the year ended

December 31, 2001.

10.33	Limited Partnership Agreement of RSA Ventures I, L.P., dated as of April 10, 2001, is incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.34	Amendment No. 1 to the Limited Partnership Agreement of RSA Ventures I, L.P., dated November 27, 2001, among Barry Rosenbaum, RSA Investments Inc. and RSA Partners I, L.P is incorporated herein by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.35	Amendment No. 2 to the Limited Partnership Agreement of RSA Ventures I, L.P., dated November 28, 2001, between RSA Investments Inc. and RSA Partners I, L.P is incorporated herein by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2001.

21.1	Subsidiaries of RSA Security.

23.1	Consent of Deloitte & Touche LLP, Independent Auditors.

99.1	Letter agreement, dated August 5, 2002, between RSA Security and Novell, Inc. is incorporated herein by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

99.2	Stock trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Margaret K. Seif on August 28, 2002 is incorporated herein by reference to Exhibit 99.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

99.3	Stock trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Charles R. Stuckey, Jr. on May 30, 2002 is incorporated herein by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

99.4	Stock trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Joseph Uniejewski on December 11, 2002.

99.5	Stock trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Vivian M. Vitale on November 10, 2002.

*	Management contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.

†	Confidential treatment previously granted by the Securities and Exchange Commission as to certain portions.

#	Confidential treatment requested as to certain portions.

SCHEDULE II

RSA SECURITY INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged to	Charged to				Balance at
	Beginning of	Costs and	Other				End of
	Period	Expenses	Accounts		Deductions		Period

Allowance for doubtful accounts
For the year ended December 31, 2002	$2,659	$1,553	$1,441	(A)	$3,159	(B)	$2,494
For the year ended December 31, 2001	2,006	6,227	203	(A)	5,777	(B)	2,659
For the year ended December 31, 2000	1,032	2,933	37	(A)	1,996	(B)	2,006
Inventory Allowance
For the year ended December 31, 2002	$451	$1,693	$22		$1,693		$473
For the year ended December 31, 2001	221	130	100		—		451
For the year ended December 31, 2000	563	—	8		350		221
Accrued warranty costs
For the year ended December 31, 2002	$124	$1,442	—		—		$1,566
For the year ended December 31, 2001	105	19	—		—		124
For the year ended December 31, 2000	105	—	—		—		105

(A) Reflects recoveries of previously written-off accounts receivable balances

(B) Reflects write-off of uncollectible accounts receivable