Form 10-Q
period 2003-03-31
RSA SECURITY INC/DE/
filed 2003-05-12
CIK 932064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-25120

RSA Security Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2916506 (I.R.S. Employer Identification No.)

174 Middlesex Turnpike
Bedford, Massachusetts 01730
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (781) 515-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

As of May 2, 2003, there were outstanding 58,048,581 shares of the Registrant’s Common Stock, $0.01 par value per share.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

RSA SECURITY INC.
FORM 10-Q
For the Quarter Ended March 31, 2003

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8-K
Signature
Certifications

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$115,416	$103,030
Accounts receivable (less allowance for doubtful accounts of $2,615 in 2003 and $2,494 in 2002)	28,928	35,666
Inventory	1,953	2,334
Prepaid expenses and other assets	10,174	7,974
Refundable income taxes	57,621	57,643
Deferred taxes	3,829	3,829

Total current assets	217,921	210,476

Property and equipment, net	71,782	74,928
Other assets
Goodwill, net	188,372	191,742
Investments	—	1,400
Other	5,379	5,854

Total other assets	193,751	198,996

	$483,454	$484,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,202	$6,966
Accrued payroll and related benefits	8,973	11,256
Accrued expenses and other liabilities	16,590	17,543
Current portion of accrued restructurings	11,409	12,163
Income taxes accrued and payable	34,092	33,484
Deferred revenue	31,129	33,170

Total current liabilities	112,395	114,582

Deferred taxes, long-term	1,592	1,592
Accrued restructurings, long-term	24,648	27,315
Convertible debentures	77,824	77,477

Total liabilities	216,459	220,966

Commitments and Contingencies
Stockholders’ equity
Common stock, $0.01 par value; authorized, 300,000,000 shares; issued, 62,144,158 shares; outstanding, 57,720,702 and 57,066,695 shares in 2003 and 2002, respectively	621	621
Additional paid-in capital	77,213	100,824
Retained earnings	356,240	354,496
Treasury stock, at cost; 4,423,456 and 5,077,463 shares in 2003 and 2002, respectively	(164,642)	(190,554)
Accumulated other comprehensive loss	(2,437)	(1,953)

Total stockholders’ equity	266,995	263,434

	$483,454	$484,400

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2003	2002

Revenue
Products	$45,512	$39,268
Maintenance and professional services	15,752	16,237

Total revenue	61,264	55,505

Cost of revenue
Products	8,051	7,585
Maintenance and professional services	5,131	5,867

Total cost of revenue	13,182	13,452

Gross profit	48,082	42,053

Costs and expenses
Research and development	12,674	15,308
Marketing and selling	22,886	27,750
General and administrative	9,516	6,837
Restructurings	—	4,383
Amortization of intangible assets	—	2,312

Total	45,076	56,590

Income (loss) from operations	3,006	(14,537)
Interest expense and other	(1,850)	(2,054)
Income (loss) from investing activities	1,515	(2,467)

Income (loss) before provision (benefit) for income taxes	2,671	(19,058)
Provision (benefit) for income taxes	927	(5,336)

Net income (loss)	$1,744	$(13,722)

Basic earnings (loss) per share
Per share amount	$0.03	$(0.24)

Weighted average shares	57,263	56,442

Diluted earnings (loss) per share
Per share amount	$0.03	$(0.24)

Weighted average shares	57,263	56,442
Effect of dilutive equity instruments	1,823	—

Adjusted weighted average shares	59,086	56,442

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities
Net income (loss)	$1,744	$(13,722)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,386	4,302
Amortization of intangible assets	—	2,312
Amortization of convertible debentures deferred financing costs	401	405
Non cash warrant accretion	348	342
Income from investing activities	(1,508)	(677)
(Increase) decrease in Crosby Finance, LLC fair value	(7)	3,144
Deferred taxes	—	(915)
Increase (decrease) in cash from changes in:
Accounts receivable	7,292	15,288
Inventory	424	1,094
Prepaid expenses and other assets	(2,194)	816
Accounts payable	3,237	418
Accrued payroll and related benefits	(2,390)	(4,359)
Accrued expenses and other liabilities	(1,002)	(833)
Accrued restructurings	(3,293)	1,739
Refundable income taxes and income taxes accrued and payable	611	(54)
Deferred revenue	(2,654)	(1,045)

Net cash provided by operating activities	4,395	8,255

Cash flows from investing activities
Sales of marketable securities	—	1,148
Purchases of property and equipment	(518)	(2,628)
Sales of investments	3,009	—
Acquisitions and related proceeds (costs)	3,370	(1,922)
Other	114	52

Net cash provided by (used for) investing activities	5,975	(3,350)

Cash flows from financing activities
Proceeds from exercise of stock options and purchase plans	2,303	2,709
Other	—	(17)

Net cash provided by financing activities	2,303	2,692

Effect of exchange rate changes on cash and cash equivalents	(287)	(57)

Net increase in cash and cash equivalents	12,386	7,540
Cash and cash equivalents, beginning of period	103,030	61,946

Cash and cash equivalents, end of period	$115,416	$69,486

Cash payments for income taxes were $316 and $150 for the three months ended March 31, 2003 and 2002, respectively.
Cash payments for interest expense were $2,873 and $1,122 for the three months ended March 31, 2003 and 2002, respectively.

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of RSA Security Inc. and its wholly owned subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2002.

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

Use of Estimates — The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. Actual results could differ from those estimates.

Revenue Recognition — Revenue is recognized when earned. The Company’s revenue recognition policies are in compliance with all applicable accounting principles generally accepted in the United States of America, including the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions.” The Company recognizes revenue from the sale of products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. The Company recognizes revenue from licensing other intellectual property when evidence of an arrangement exists, the fee is fixed or determinable and collection is considered probable. Revenue is reduced by provisions for estimated returns. When arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, the Company recognizes revenue for the delivered elements using the residual method. For arrangements containing multiple elements where vendor specific objective evidence of fair value does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until vendor specific objective evidence of fair value exists or all elements have been delivered. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition when Right of Return Exists,” the Company recognizes revenue upon shipment of product to its stocking distributors, net of estimated returns. Maintenance services revenue, whether sold separately or as part of a multiple element arrangement, is deferred and recognized ratably over the term of the maintenance contract, generally twelve months. The Company recognizes professional service revenue as services are provided.

Allowance for Sales Returns – Allowances for estimated sales returns and allowances on products and maintenance and professional service revenue are recorded in the same period as the related revenue is recorded. The Company bases these estimates on historical sales returns, analysis of credit memo data, current economic trends, product line and customer industry and other known factors.

Allowance for Doubtful Accounts – The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company utilizes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Bad debt expense of zero and $1,371 for the three months ended March 31, 2003 and 2002, respectively, has been included in marketing and selling expenses in the condensed consolidated statements of operations. Uncollectible accounts receivable written off were $469 and $2,186 for the three months ended March 31, 2003 and 2002, respectively. Recoveries of accounts previously written off as uncollectible were $590 and $326 for the three months ended March 31, 2003 and 2002, respectively.

Warranty Policy – The Company’s standard practice is to provide a warranty on all RSA SecurID hardware authenticators for the customer selected programmed life of the authenticator (generally three to four years) and to replace any defective authenticators (other than authenticators damaged by a user’s abuse or alteration) free of charge. The Company sells its other products to customers with a warranty for product defects for a specified period, generally ninety days. Reserves are provided for warranty expenses based upon historical experience and estimates of future liabilities.

Accrued warranty reserve is included in accrued expenses and other liabilities in the condensed consolidated balance sheet and was as follows for the three months ended March 31,:

	2003	2002

Balance at January 1, 2003	$1,566	$124
Provision for warranty expense	948	785
Deductions	609	533

Balance at March 31, 2003	$1,905	$376

Goodwill and Intangible Assets – Goodwill and other acquisition related identifiable intangible assets are stated at fair value as of the date acquired in a business acquisition accounted for as a purchase, net of accumulated amortization. The Company evaluates goodwill for impairment on November 30 of each year and at an interim date if events or circumstances occur that would more likely than not reduce the fair value of the goodwill below its carrying amount. The Company evaluates the carrying value of goodwill and other intangible assets against the estimated fair value of its assets and will record an impairment charge in the amount by which the carrying value of the assets exceed their estimated fair value. Estimated fair value is determined based on estimated discounted future cash flows or a market multiple valuation method.

Financial Instruments — The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of the Company’s convertible debentures is the principal balance of the debentures outstanding less the fair value of the warrants outstanding, net of accumulated accretion of the warrants’ fair value. The Company believes the carrying value of the convertible debentures approximates the fair value.

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

Impairment of Long-lived Assets – The Company tests long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The recoverability of long-lived assets is assessed by comparing the undiscounted cash flows expected to be generated to the carrying value of the assets. If the sum of the undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment charge. The amount of an impairment charge is determined by comparing the carrying amount of the long-lived asset to its fair value. Fair value is determined based on estimated discounted cash flows.

Income Taxes – The Company provides for income taxes for interim periods based on the estimated effective tax rate for the full year. The Company records cumulative adjustments to tax provisions in the interim period in which a change in the estimated annual effective rate is determined.

Earnings (Loss) Per Share — The Company computes basic earnings (loss) per share using the weighted average number of common shares outstanding. The Company computes diluted earnings per share using the weighted average number of common shares outstanding plus the effect of potential outstanding shares, including options and warrants, using the “treasury stock” method. Diluted loss per share excludes the effect of equity instruments including convertible debentures, options and warrants, as such instruments are antidilutive.

Stock-Based Compensation Plans – The Company accounts for stock-based compensation cost using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no

accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including the tax benefits realized, are credited to shareholders’ equity.

Stock-Based Compensation Plans Pro Forma Disclosure — Had the Company recognized compensation expense for its stock option and purchase plans based on the fair value for awards under those plans in accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” pro forma net loss and pro forma net loss per share would have been as follows:

	Three Months Ended March 31,

	2003	2002

Net income (loss) as reported	$1,744	$(13,722)
Less: stock based compensation expense determined under fair value method for all awards, net of related tax effects	9,127	10,435

Pro forma net loss	$(7,383)	$(24,157)

Net income (loss) per share:
Basic earnings (loss) per share – as reported	$0.03	$(0.24)

Basic loss per share – pro forma	$(0.13)	$(0.43)

Diluted earnings (loss) per share – as reported	$0.03	$(0.24)

Diluted loss per share – pro forma	$(0.13)	$(0.43)

The Company estimated the fair values used to compute pro forma net loss and pro forma net loss per share as the fair value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,

	2003	2002

Stock Option Plans:
Risk-free interest rate	2.5%	3.8%
Expected life of option grants (years)	4.0	4.4
Expected volatility of underlying stock	90.0%	90.0%
Expected dividend payment rate	0.0%	0.0%
Expected forfeiture rate	7.5%	7.5%
Weighted average fair value of stock options granted	$3.31	$3.11
Employee Stock Purchase Plan:
Risk-free interest rate	1.7%	1.7%
Expected life of option grants (years)	0.5	0.5
Expected volatility of underlying stock	112.0%	112.0%
Expected dividend payment rate	0.0%	0.0%
Weighted average fair value of stock options granted	$2.14	$2.14

New Accounting Pronouncements — Interpretation No. 46 – In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 will require identification of the Company’s participation in variable interest entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosure requirements regarding interests in VIE that are deemed significant, even if consolidation is not required. For VIE created before February 1, 2003, FIN 46 applies to interim periods beginning after June 15, 2003. The Company believes the adoption of FIN 46 will not require the consolidation of the Company’s investment in Crosby and therefore will not have a significant impact on its consolidated financial position or results of operations.

EITF No. 00-21 – In November 2002, the EITF issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company anticipates the adoption of EITF No. 00-21 will not have a significant impact on its consolidated financial position or results of operations.

2.	Acquisitions

During 2001 the Company completed four acquisitions, which were accounted for as purchases including, Securant Technologies, Inc. (“Securant”), a privately held company that developed the ClearTrust Web access management solution; 3-G International, Inc. (“3GI”), a privately held company that developed smart card and biometric authentication products; Transindigo Inc (“Transindigo”), a privately held company that developed real time Web access management software products; and Xcert International, Inc. (“Xcert”), a privately held company that developed digital certificate-based products for securing e-business transactions.

Pursuant to two separate escrow agreements entered into in connection with the Securant acquisition, $21,000 of the cash purchase price otherwise payable to Securant’s shareholders was placed in escrow, pending settlement of any claims for breach of representations, warranties or covenants in the merger agreement. One escrow agreement put $20,000 of the purchase price into an escrow fund. During March 2003, the Company received $3,300 from this Securant escrow fund in final settlement of outstanding escrow fund claims, which resulted in a decrease to goodwill of $3,300. The remainder of the escrow fund was released to the selling shareholders during March 2003. The second escrow agreement put $1,000 of the Securant purchase price into an escrow fund. The remaining unclaimed balance of the $1,000 Securant escrow fund not subject to a pending claim is scheduled to be released to the selling shareholders during 2005.

Pursuant to an escrow agreement, $3,000 of the cash purchase price otherwise payable to 3GI’s stockholders was placed in escrow, pending settlement of any claims for breaches of representations, warranties or covenants in the merger agreement. The Company has submitted claims against the 3GI escrow totaling approximately $3,000 and received an aggregate of $2,637 from the 3GI escrow fund in settlement of these claims, of which $70 was received during the three months ended March 31, 2003, resulting in a decrease to goodwill of $70 during the first quarter of 2003. The remainder of the escrow fund was released to the selling stockholders during March 2003.

Pursuant to an escrow agreement, $10,500 of the cash purchase price otherwise payable to Xcert’s stockholders was placed in escrow, pending settlement of any claims for breaches of representations, warranties or covenants in the merger agreement. The Company released all but $500 of the Xcert escrow fund to the selling stockholders in August 2002. The Company received approximately $64 from the escrow fund in settlement of certain tax issues, and the balance of the $500 was released to the selling stockholders during March 2003.

3.	Investments and Financial Instruments

Income (loss) from investing activities includes the following gains (losses):

	Three Months Ended March 31,

	2003	2002

Gain on sale of marketable securities	—	$677
Gain on sale of investments	$1,508	—
Increase (decrease) in fair value of Crosby Finance, LLC	7	(3,144)

Total income (loss) from investing activities	$1,515	$(2,467)

The Company sold substantially all of its private equity investments, received cash proceeds of $3,009 and recognized a gain from the sales of $1,508 during the three months ended March 31, 2003.

The Company holds a 99% interest in Crosby Finance, LLC, a bankruptcy-remote, qualified special purpose entity, established specifically to securitize shares of VeriSign, Inc. (“VeriSign”) common stock. At March 31, 2003, Crosby held 2,027,325 shares of VeriSign common stock and a variable delivery forward contract (“VDF”). The VDF contract entitles Crosby to receive cash proceeds of up to $35,336 if the market price of VeriSign common stock on January 3, 2006 is at least $87.16. The closing price of VeriSign’s common stock on The NASDAQ National Market on March 31, 2003 was $8.74 per share.

The carrying amount of the Company’s 99% interest in Crosby was $193 and $186 at March 31, 2003 and December 31, 2002, respectively, and is included in other assets on the consolidated balance sheets. The Company is carrying its interest at fair value with all changes in fair value reported in income from investing activities in the consolidated statements of operations. The Company determines the fair value of its interest in Crosby based on the fair value of Crosby’s right to potentially receive additional cash proceeds upon maturity of the VDF. The increase in the fair value of the Company’s interest in Crosby was $7 for the three months ended March 31, 2003.

Crosby has no liability or obligation to its members or to the counterparty to the VDF contract other than to deliver the shares of VeriSign common stock to the counterparty upon maturity of the VDF contract and to distribute the cash proceeds, if any, to its members. After settlement of the VDF in January 2006, Crosby will dissolve.

4.	Line of Credit

The Company has a $10,000 line of credit agreement with a major financial institution that expires on June 30, 2003, and which contains annual extension provisions. Borrowing availability is reduced by letters of credit issued for purposes such as collateralizing real estate rental agreements. As of March 31, 2003, the Company had $7,921 of borrowing availability under this line of credit. The availability under this line of credit was reduced during the first quarter of 2003 due to a letter of credit issued during March 2003. Borrowings under this agreement will bear interest, at the Company’s option, at either fixed or variable rates linked to either the London Interbank Offered Rate or the Prime Rate. Borrowings will be collateralized by cash deposits of the Company.

5.	Comprehensive (Loss) Income

Comprehensive (loss) income was as follows:

	Three Months Ended March 31,

	2003	2002

Net income (loss)	$1,744	$(13,722)
Decrease in net unrealized gains on marketable securities	—	(422)
Foreign currency translation adjustments	(484)	(950)

Comprehensive income (loss)	$1,260	$(15,094)

6.	Earnings (Loss) Per Share

Equity instruments that were considered antidilutive and therefore were not included in the computation of diluted earnings or loss per share include the following shares of the Company’s common stock:

	Three Months Ended March 31,

	2003	2002

Employee stock options	8,685,887	11,419,421
Convertible debentures	5,820,298	5,820,298
Common stock warrants	873,045	873,045

7.	Restructurings

During 2002 and 2001, the Company evaluated and initiated restructuring actions in order to consolidate some of its operations, enhance operational efficiency and reduce expenses. These actions resulted in total restructuring charges of $56,036 and $19,956 for the years ended December 31, 2002 and 2001, respectively. The Company continues to monitor and assess its facility obligations, the real estate market and its operating expenses. Restructuring charges were zero and $4,383 for the three months ended March 31, 2003 and 2002, respectively.

Restructuring charges recorded during 2002 and 2001 consist of facility exit costs, costs associated with the sale and liquidation of the Company’s Swedish development operations, and severance and other costs associated with the reduction of employee headcount.

Restructuring charges accrued and unpaid at March 31, 2003 were as follows:

	Facility Exit Costs		Liquidation of	Other
	& Related Asset	Severance	Sweden Development	Direct
	Impairments	Costs	Operations	Costs	Total

Balance at January 1, 2003	$36,811	$1,397	$618	$652	$39,478
Payments and write offs	(2,669)	(370)	(382)	—	(3,421)

Balance at March 31, 2003	$34,142	$1,027	$236	$652	$36,057

The Company expects to pay the remaining restructuring costs accrued at March 31, 2003 as follows:

Nine months ending December 31, 2003	$8,868
Year ending December 31, 2004	9,637
Year ending December 31, 2005	8,854
Year ending December 31, 2006	5,762
Year ending December 31, 2007	1,723
Year ending December 31, 2008 and thereafter	1,213

8.	Segments

The Company has one reportable segment, e-Security Solutions. The operations of the e-Security Solutions segment consist of the sale of software licenses, hardware, maintenance and professional services through two product groups, Enterprise solutions and Developer solutions. Enterprise solutions include sales of RSA SecurID® authenticators, RSA ACE/Server® software, RSA Keon® software, RSA ClearTrust® software, and maintenance and professional services associated with these products. Developer solutions include sales of RSA BSAFE® encryption software and protocol products, RSA Keon components, and maintenance and professional services associated with these products. The segment was determined primarily on how management views and evaluates the Company’s operations.

Prior to January 1, 2003, the Company reported two segments, e-Security Solutions and RSA Capital. The Company has modified its segment disclosure to reflect the divesture of substantially all of its investments held in RSA Capital and the reduction of resources allocated to RSA Capital. Accordingly, the Company will report one segment, the e-Security Solutions segment, after January 1, 2003. The Company’s segment disclosure for the three months ended March 31, 2002 has been revised to conform to the current period presentation.

The Company’s operations are conducted throughout the world. Operations in the United States represent more than 10% of revenue and loss from operations. The Company’s operations in other countries have been grouped by regional area below. The following tables present information about e-Security Solutions revenue:

	Three Months Ended March 31,

	2003	2002

Product and service groups
Enterprise solutions	$55,412	$48,834
Developer solutions	5,852	6,671

	$61,264	$55,505

	Three Months Ended March 31,

	2003	2002

Geographic areas
United States	$37,927	$33,814
Europe and other	17,834	17,146
Asia Pacific	5,503	4,545

	$61,264	$55,505

No customer accounted for 10% or more of total revenue for the three months ended March 31, 2003 or 2002. During the second quarter of 2003, two of our distributors merged in a business combination, and based upon historical revenue, the Company expects the revenue generated by the merged company could potentially account for greater than 10% of total revenue in future periods.

The tables below present information about the Company’s long lived assets by regional area:

	At March 31, 2003

	Total	United States	Europe and Other	Asia Pacific

Property and equipment, net	$71,782	$40,436	$28,198	$3,148
Goodwill, net	188,372	188,372	—	—
Other assets	5,379	3,494	150	1,735

	At March 31, 2002

	Total	United States	Europe and Other	Asia Pacific

Property and equipment, net	$93,139	$58,945	$30,552	$3,642
Goodwill, net	192,490	192,490	—	—
Intangible assets, net	26,757	26,757	—	—
Other assets	10,542	8,673	158	1,711

9.	Litigation

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

On or about February 2, 2001, Leon Stambler filed a complaint for patent infringement in U.S. District Court for the District of Delaware against the Company, VeriSign, Inc., First Data Corporation, Openwave Systems Inc., and Omnisky Corporation, Case Number 01-0065. In his complaint, Mr. Stambler alleged that certain products marketed by each of the defendants infringed various patents that he owns, and he sought unspecified damages as well as a preliminary and permanent injunction enjoining the defendants from infringing the claims asserted. The trial took place in March 2003, and the jury determined that the Company’s products did not infringe Mr. Stambler’s patents. On April 17, 2003, the court entered final judgment in the Company’s favor on all claims of non-infringement. In May 2003, Mr. Stambler filed a motion asking the court to set aside the jury’s verdict. The Company intends to oppose this motion. The Company believes that the final disposition of this matter will not have a material adverse effect on its continuing operations and consolidated financial position.

On or about December 20, 2001, France Telecom and Telediffusion de France (“FT”) filed a Request for Arbitration with the International Court of Arbitration. FT claims that the Company breached a license agreement with FT and seeks unspecified damages including a payment in excess of $20,000 plus the legal fees and other costs associated with the arbitration. The arbitration is scheduled to take place in June 2003. The Company believes that FT’s claims are without merit, and intends to defend the arbitration vigorously. In a related matter, FT has also filed a patent infringement suit in Delaware against Novell, Inc., one of the Company’s licensees. In August 2002, the Company signed a letter agreement with Novell agreeing that if a court requires Novell to pay FT damages, the Company will reimburse Novell for 50% of the damages, up to a maximum payment of $2,500 by the Company. If the damages payable by Novell exceed $5,000, then the indemnification provisions of the Company’s license agreement with Novell will govern the Company’s indemnification obligations. Although the Company believes that FT’s claims against Novell are without merit, it cannot predict the ultimate outcome of this matter. However, the Company believes that neither the disposition of its arbitration with FT nor the disposition of the litigation between Novell and FT will have a material adverse effect on its continuing operations and consolidated financial position.

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

Overview

RSA Security Inc. is a leading provider of e-security solutions. With thousands of customers around the globe, we provide interoperable solutions for establishing online identities, access rights and privileges for people, applications and devices. Built to work seamlessly and transparently in the complex environments of our customers, our comprehensive portfolio of identity and access management solutions — including authentication, Web access management and developer solutions – are designed to allow customers to confidently exploit new technologies for competitive advantage. We sell our two-factor user authentication, Web access management and encryption products and solutions to corporate enterprise users seeking turnkey security solutions, and to original equipment manufacturers and developers seeking software development components for embedding security in a range of software applications or hardware devices.

Through our e-Security Solutions segment we derive our operating revenue primarily from two distinct product groups: Enterprise solutions, which includes RSA SecurID® authenticators, RSA ACE/Server® software, RSA ClearTrust® software, RSA Keon® software, and maintenance and professional services associated with those products, and Developer solutions, which includes RSA BSAFE® encryption software and protocol products, RSA Keon components, and maintenance and professional services associated with those products.

We believe sales of our products will be driven by the trend of enterprises permitting remote access to internal resources and Web enabling of existing applications. Sales of our RSA SecurID authenticator products continue to generate substantial revenue for us, while our less mature Enterprise software products are building revenue and market share. We continue to see a decrease in sales to Developers, which we believe is primarily attributable to a decrease in the number of technology companies funding development and the availability of free, “open source” products that compete with our RSA BSAFE product line. We believe our product line synergies and strength of our customer base create opportunities to sell additional products to existing customers. However, information technology spending has sharply decreased in the past two years and information technology budgets remain constrained, which has had and could continue to have a direct affect on the sale of our products.

Our Enterprise solutions customers typically place an initial order for a limited number of users, for either our RSA SecurID authenticators or any of our software products, and deploy additional authenticators or software licenses as their need for our products within their enterprise increases. Authenticators have a programmed life of three to four years, and as they expire, our customers typically place additional orders for replacement authenticators. We typically base our RSA ACE/Server, RSA Keon and RSA ClearTrust software license fees on the number of users authorized under each customer’s license. In most cases, customers will also enter into an annual customer support agreement for their software license at the time of initial purchase and renew this support agreement annually. Our support agreement entitles our customers to software license upgrades and telephone support.

Our Developer solutions software licensing terms vary by product and customer. Typical licensing terms may include an initial prepaid license fee and ongoing royalties paid as a percentage of the developer’s product or service revenue, or payment of annual license fees, or a single fully paid-up license fee. Often, our existing developer customers go on to license new software or technology from us or wish to increase the field of use rights for the technology they have already licensed. In such a case, we amend our license agreement with the customer and charge additional licensing fees, thus deriving additional revenue.

Our professional services group provides customers with project management, architecture and design, physical deployment, custom development, education and practitioner certification services. Customers typically pay for professional services either at a fixed price or at hourly or daily rates for the time it takes us to complete the project.

We have contracted with outside manufacturing organizations to produce our RSA SecurID authenticators, and some of our products contain technology that is licensed from third parties. Our cost of revenue consists primarily of costs associated with the manufacture and delivery of RSA SecurID authenticators and royalty fees that we pay for the licensed technology. Cost of revenue also includes labor and overhead costs associated with professional service, customer support, and production activities. Production costs include the programming labor, shipping, inspection and quality control functions associated with the RSA SecurID authenticators. We are currently working to establish new vendor relationships in order to increase the number of suppliers from which we buy our authenticators and authenticator components, in order to reduce our vulnerability to potential supply problems.

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

We operate our business in one reporting segment, e-Security Solutions. Prior to January 1, 2003, we reported two segments, e-Security Solutions segment and RSA Capital segment, which contained our investment activities. We have modified our reporting segments to reflect the divesture of substantially all of our investments held in RSA Capital and our reduction of resources allocated to RSA Capital.

Information on our segments may be found in Note 8 of the notes to our condensed consolidated financial statements.

Application of Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, sales returns, allowance for doubtful accounts, investments, intangible assets, income taxes, financing operations, warranty obligations, restructurings, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, our actual results could differ from those estimates.

We believe the following critical accounting policies affect our significant estimates and assumptions used in the preparation of our consolidated financial statements.

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

At the time of a transaction, we assess whether the sale amount is fixed or determinable based upon the terms of the documented agreement. If we determine the fee is not fixed or determinable, we recognize revenue when the fee is fixed. We assess if collection is probable based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer.

If we determine that collection is not probable, we do not record revenue until such time as collection becomes probable, which is generally upon the receipt of cash.

We do not generally include acceptance provisions in arrangements with customers, however, if an arrangement includes an acceptance provision, we recognize revenue upon the customer’s acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition when Right of Return Exists,” we recognize revenue upon shipment of product to stocking distributors who have only limited return rights, and record a sales return reserve to provide for estimated product returns. We estimate product returns from distributors based upon historical experience.

When arrangements contain multiple elements and vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we recognize revenue for the delivered elements using the residual method. We base our determination of VSOE of fair value of each of the undelivered elements in multi-element arrangements on either the price we charge when the same element is sold separately or the price established by the members of our management, who have the relevant authority to set prices, for an element not yet sold separately. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until VSOE of fair value exists or all elements have been delivered.

Maintenance service revenue, whether sold separately or as part of a multiple element arrangement, is deferred and recognized ratably over the term of the maintenance contract, generally twelve months. We recognize revenue allocated to professional service elements as the services are performed.

Allowance for Sales Returns – We record allowances for estimated sales returns and allowances on products and maintenance and professional service related revenue in the same period as the related revenue is recorded. We base these estimates on historical sales returns, analysis of credit memo data, current economic trends, product line and customer industry and other known factors. Our historical experience with sales returns varies by product line depending on the customer’s industries and markets. We must make judgments and estimates in connection with establishing the allowances for estimated sales returns in any reporting period. The amount and timing of our revenue for any reporting period may materially differ if actual sales returns and allowances differ from our estimates.

Allowance for Doubtful Accounts – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations, changes in our customer payment terms, and other known factors when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on our financial position and results of operations. We record recoveries of accounts previously written off as uncollectible as increases to the allowance for doubtful accounts.

Warranty Reserves – Our standard practice is to provide a warranty on all RSA SecurID hardware authenticators for the customer selected programmed life of the authenticator (generally three to four years) and to replace any defective authenticators free of charge. We sell our other products to customers with a warranty for product defects for a specified period, generally ninety days. We maintain a reserve for warranty expense based upon the estimated expenses associated with replacing authenticators or correcting product defects. We estimate our reserve for warranty expense based upon analysis of historical experience and estimated future liabilities. We utilize analysis of historical warranty expenses as well as the identification of issues related to the quality and reliability of our products to estimate future warranty liabilities. We record an increase to our warranty reserve when we encounter issues related to our products that may cause our warranty expense to increase. Actual results could differ from the warranty reserves recorded, and this difference may have a material effect on our financial position and results of operations.

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

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a valuation allowance of $25.4 million as of March 31, 2003 due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of acquisition related net operating losses carried forward. We base the valuation allowance on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. If actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance, which could materially impact our consolidated financial position and results of operations.

Valuation of Goodwill and Other Intangible Assets – In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and earnings and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. We will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. Fair value is determined generally based on estimated discounted future cash flows or a market multiple valuation method. Any such impairment charge could be significant and could have a material adverse effect on our consolidated financial position and results of operations. We perform an annual test for impairment as of November 30 of each year and, if events or circumstances occur that would more likely than not reduce the fair value of the goodwill below its carrying amount, will perform an interim impairment test. At March 31, 2003, we had approximately $188.4 million of goodwill which accounted for approximately 39% of our total assets. Any goodwill impairment test could result in a decrease to the carrying value of goodwill and could have a material effect on our results of operations and consolidated financial position.

Restructurings – During 2002 and 2001, we initiated consolidation of certain operations in order to enhance operational efficiency and reduce expenses, and recorded significant restructuring charges in connection with these actions. Restructuring charges were $56.0 million and $20.0 million for 2002 and 2001, respectively. These restructuring charges require us to make estimates based upon real estate market conditions, rental rates, future corporate requirements, general economic conditions and future estimated cash flows. Included in the restructuring charges recorded in 2002 are facility exit costs of $44.0 million, which represents estimated shortfalls of sublease rental income compared to lease payments due through 2009 under certain exited facilities lease agreements, impaired leasehold improvements and furniture and fixtures, and other associated facilities expenses. We base estimates related to the length of time to reserve excess facilities on assumptions regarding the period required to locate and contract with suitable subtenants and are based on market trend information analysis. We base estimates of sublease income upon the terms of existing sublease agreements that we have obtained and market trend information analysis. If the assumptions for these estimates change due to changes in the real estate and sublease markets, or due to the terms of sublease agreements that we have obtained, the ultimate restructuring expenses for these facilities could vary by material amounts, and could cause us to record additional or revise previously recorded restructuring charges in future reporting periods.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of our total revenue:

	Three Months Ended
	March 31,

	2003	2002

Revenue
Products	74.3%	70.7%
Maintenance and professional services	25.7	29.3

Total revenue	100.0	100.0

Cost of revenue Products	13.1	13.7
Maintenance and professional services	8.4	10.5

Total cost of revenue	21.5	24.2

Gross margin	78.5	75.8

Costs and expenses Research and development	20.7	27.6
Marketing and selling	37.4	50.0
General and administrative	15.5	12.3
Restructurings	—	7.9
Amortization of intangible assets	—	4.2
Total	73.6	102.0

Income (loss) from operations	4.9	(26.2)
Interest expense and other	(3.0)	(3.7)
Income (loss) from investing activities	2.5	(4.4)

Income (loss) before provision (benefit) for income taxes	4.4	(34.3)
Provision (benefit) for income taxes	1.6	(9.6)
Net income (loss)	2.8%	(24.7)%

Revenue

The following tables set forth the amount, percentage of total revenue and percentage increase (decrease) of our revenue by product group, product type and product line:

	Three Months Ended		Three Months Ended
	March 31, 2003		March 31, 2002		Percentage
					Increase
($ in millions)	Revenue	Percentage	Revenue	Percentage	(Decrease)

Product group:
Enterprise solutions	$55.4	90.4%	$48.8	88.0%	13.5%
Developer solutions	5.9	9.6%	6.7	12.0%	(12.3)%

Total	$61.3	100.0%	$55.5	100.0%	10.4%

Product type:
Authenticators	$30.5	49.7%	$25.2	45.4%	20.9%
Software products	15.0	24.6%	14.1	25.3%	6.9%
Maintenance and professional services	15.8	25.7%	16.2	29.3%	(3.0)%

Total	$61.3	100.0%	$55.5	100.0%	10.4%

Product line:
Authentication products	$52.1	85.0%	$47.4	85.4%	9.9%
Encryption products	5.7	9.3%	6.3	11.4%	(10.0)%
Web access management products	3.5	5.7%	1.8	3.2%	95.3%

Total	$61.3	100.0%	$55.5	100.0%	10.4%

Revenue of $1.2 million for the three months ended March 31, 2002 has been reclassified from the authentication products division to the encryption products division in order to conform to current period presentation.

The following tables set forth the amount, percentage of total revenue and percentage increase (decrease) of revenue by regional area:

	Three Months Ended		Three Months Ended
	March 31, 2003		March 31, 2002
					Percentage
($ in millions)	Revenue	Percentage	Revenue	Percentage	Increase

United States	$37.9	61.9%	$33.8	60.9%	12.2%
Europe and other	17.9	29.1%	17.2	30.9%	4.0%
Asia Pacific	5.5	9.0%	4.5	8.2%	21.1%

Total	$61.3	100.0%	$55.5	100.0%	10.4%

We believe the increase in total revenue in the first quarter of 2003 as compared to the first quarter of 2002 was primarily attributable to businesses continuing the trend toward permitting remote access to internal resources and Web enabling existing applications. We believe our identity and access management solutions promote our product synergies and will enable us to generate additional revenue by selling additional products to existing customers. However, information technology budgets continue to be constrained, and the continued uncertainty in the economy may affect revenue generated from the sales of our products in future quarters.

Our RSA SecurID authentication product line continues to generate substantial revenue for us despite the recent downsizing of businesses. We sold approximately 747,000 RSA SecurID authenticator units in the first quarter of 2003, which represents a 25.5% increase from the same period of 2002. The increase in number of units sold combined with a 9% decrease in the average selling price in the first quarter of 2003 as compared to the first quarter of 2002 resulted in increased revenue from our RSA SecurID authentication product line. We believe the decrease in the average selling price of our authenticators is attributable to discounts on larger volume transactions, as well as a number of large customer accounts that significantly expanded deployments in the first quarter of 2003. As deployments are expanded or customers order large quantities, we generally give larger discounts.

We believe that the decrease in Developer solutions and encryption revenue was primarily attributable to a decrease in the number technology companies funding development and in the development of new information technology products. We also believe the availability of free, “open source” products that compete with our RSA BSAFE product line contributed to this decrease.

We believe that as the United States government proceeds with its agenda of increasing awareness of cyber-security issues, and its focus on homeland security, we will benefit with increased revenue. We believe the government sector of our business may increase in the future as government agencies seek e-security partners in order to execute their cyber-security agenda. In addition, we believe the Health Insurance Portability and Accountability Act of 1996 (HIPAA) privacy and security standards that require security for online healthcare transactions and clinical trials has increased and will continue to increase our revenue from the healthcare and pharmaceutical vertical market segment.

Gross Profit

The following tables set forth the gross profit and gross margin for products and maintenance and professional services:

	Three Months Ended March 31,
	2003		2002

($ in millions)	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Products	$37.5	82.3%	$31.7	80.7%
Maintenance and professional services	10.6	67.4%	10.4	63.9%

Total	$48.1	78.5%	$42.1	75.8%

We believe the increase in total gross margin for the first quarter of 2003 as compared to the first quarter of 2002 was primarily attributable to our efforts to reduce costs and improve operating efficiencies, combined with an increase in total revenue. We believe the increase in gross margin for products for the first quarter of 2003 as compared to the same period of 2002 was primarily attributable to the increase in our software revenue, which typically have higher gross margins than our other product types.

We believe the increase in gross profit from maintenance and professional services in the first quarter of 2003 as compared to first quarter of 2002 was primarily attributable to increased maintenance revenue achieved on decreased customer support costs. Customer support costs decreased due to cost reduction programs implemented over the past two years.

We expect to maintain total gross margins of between 77% and 79% for 2003.

Research and Development

Total research and development expenses decreased 17.2% in the first quarter of 2003 to $12.7 million from $15.3 million in the first quarter of 2002, and represented 20.7% and 27.6% of total revenue for the first quarter of 2003 and 2002, respectively. The decrease in research and development expenses of $2.6 million for the first quarter of 2003 as compared to the first quarter of 2002 was from decreased payroll, overhead and consulting expenses associated with our decreased workforce and ongoing cost reduction programs. We believe research and development expenditures will be approximately 19% to 21% of total revenue in 2003.

Marketing and Selling

Total marketing and selling expenses decreased 17.5% in the first quarter of 2003 to $22.9 million from $27.8 million in the first quarter of 2002, and represented 37.4% and 50.0% of total revenue for the first quarter of 2003 and 2002, respectively. For the first quarter of 2003, as compared to the first quarter of 2002, approximately $3.2 million of the decrease in marketing and selling expenses was from decreased overhead and payroll expenses associated with our reduced workforce, approximately $1.5 million of the decrease was from reduced spending on marketing programs, and approximately $1.4 million of the decrease was from a reduction in bad debt expense. These decreases are offset by an increase in marketing and selling expense of approximately $1.2 million for commission expenses on increased revenue. We believe marketing and selling expenditures will be approximately 36% to 38% of total revenue in 2003.

General and Administrative

Total general and administrative expenses increased 39.2% in the first quarter of 2003 to $9.5 million from $6.8 million in the first quarter of 2002, and represented 15.5% and 12.3% of total revenue for the first quarter of 2003 and 2002, respectively. Approximately $2.2 million of the increase in general and administrative expenses in the first quarter of 2003 as compared to the first quarter of 2002 was from legal expenses associated with the successful defense of the Stambler patent infringement lawsuit discussed in the Legal Proceedings section of this Report. In addition, approximately $0.5 million of the increase in general administrative expense was due to increased payroll and overhead costs. We believe general and administrative expenditures will be approximately 11% to 13% of total revenue in 2003.

Restructurings

During 2002 and 2001, we evaluated and initiated restructuring actions in order to consolidate some of its operations, enhance operational efficiency and reduce expenses. These actions resulted in total restructuring charges of $56.0 million and $20.0 million for the years ended December 31, 2002 and 2001, respectively. We continue to monitor and assess our facility obligations, the real estate market and our operating expenses. Based upon our ongoing assessments of our facility obligations and the rental real estate market, or if we are successful in obtaining sublease tenants for our excess facilities, we may have to record additional restructuring charges or revise previously recorded restructuring charges in future reporting periods.

Restructuring charges recorded during 2002 and 2001 consist of facility exit costs, costs associated with the sale and liquidation of our Swedish development operations, and severance and other costs associated with the reduction of employee headcount.

Restructuring charges accrued and unpaid at March 31, 2003 were as follows:

	Facility Exit Costs		Liquidation of
	& Related Asset	Severance	Sweden Development	Other Direct
($ in millions)	Impairments	Costs	Operations	Costs	Total

Balance at January 1, 2003	$36.8	$1.4	$0.6	$0.7	$39.5
Payments and write offs	(2.6)	(0.4)	(0.4)	—	(3.4)

Balance at March 31, 2003	$34.2	$1.0	$0.2	$0.7	$36.1

We expect to pay the remaining restructuring costs accrued at March 31, 2003 as follows:

Nine months ending December 31, 2003	$8.9
Year ending December 31, 2004	9.6
Year ending December 31, 2005	8.9
Year ending December 31, 2006	5.8
Year ending December 31, 2007	1.7
Year ending December 31, 2008 and thereafter	1.2

Interest Expense and Other

Interest expense and other includes the following:

	Three Months Ended March 31,
($ in millions)	2003	2002

Interest expense on 7% convertible debentures	$(1.4)	$(1.5)
Non cash amortization of deferred financing costs	(0.4)	(0.4)
Non cash accretion of warrant value	(0.3)	(0.3)
Interest income, net of other	0.2	0.1

Total interest expense and other	$(1.9)	$(2.1)

Interest expense, non cash amortization of deferred financing costs and non cash accretion of warrant value included in interest expense and other were incurred in connection with our 7% convertible debentures, which were issued in October and November of 2001.

Income (loss) from Investing Activities

Income (loss) from investing activities includes the following gains (losses):

	Three Months Ended March 31,
($ in millions)	2003	2002

Gain from sale of marketable securities	—	$0.7
Gain on sale of investments	$1.5	—
Decline in fair value of Crosby Finance, LLC	—	(3.2)

Total income (loss) from investing activities	$1.5	$(2.5)

We sold substantially all of our private equity investments, received cash proceeds of $3.0 million and recognized a gain from the sales of $1.5 million during the three months ended March 31, 2003.

Provision (Benefit) for Income Taxes

The provision for income taxes was $0.9 million during the first quarter of 2003 compared to a benefit of $5.3 million during the first quarter of 2002. Our effective tax rate increased to 34.7% for the first quarter of 2003 from 28.0% for the first quarter of 2002. The increase in our effective tax rate was primarily attributable to higher pre-tax income from domestic operations and to losses incurred in certain foreign jurisdictions where no corresponding tax benefit is available.

Liquidity and Capital Resources

We had $115.4 million in cash and cash equivalents at March 31, 2003, consisting primarily of operating cash and short-term investments. This represents an increase of $12.4 million in cash and cash equivalents during the three months ended March 31, 2003. The major changes in cash during the three months ended March 31, 2003 include cash provided by investing activities of $6.0 million, cash provided by operations of $4.4 million and cash provided by financing activities of $2.3 million.

Cash provided by investing activities of $6.0 million during the first quarter of 2003 consisted primarily of $3.0 million of cash from sale of equity investments and $3.4 million of cash from distributions from acquisition escrow funds. These increases in cash were partially offset by cash used for property and equipment purchases of $0.5 million.

Cash provided by financing activities of $2.3 million during the first quarter of 2003 consisted primarily of proceeds from employee exercises and purchases under our stock option and employee stock purchase plans.

We have commitments for various operating leases worldwide that expire at various times through 2017 and that are shown below net of existing sublease agreements, excluding facility exit costs included in restructuring charges. The lease commitments of $132.6 million shown below include lease commitments of $11.1 million related to certain exited facilities that have not been reserved for in restructuring charges, which represents our estimated sublease income from these facilities from the end of the period reserved to the end of the lease term. Restructuring commitments shown below are primarily for facility exit costs of up to 75 months of minimum lease payments due under certain excess facilities lease agreements, net of related sublease agreements. The following are our contractual commitments associated with our lease obligations, restructurings and convertible debentures:

	Years Ending December 31,

	Nine Months Ending
(in millions)	December 31, 2003	2004	2005	2006	2007	2008	Thereafter	Total

Leases	$8.1	$9.6	$8.3	$9.1	$13.1	$12.8	$71.6	$132.6
Convertible debt principal	—	80.0	—	—	—	—	—	80.0
Convertible debt interest	2.8	4.5	—	—	—	—	—	7.3
Restructurings	8.9	9.6	8.9	5.8	1.7	1.0	0.2	36.1

Total commitments	$19.8	$103.7	$17.2	$14.9	$14.8	$13.8	$71.8	$256.0

During October and November 2001, we issued 7% convertible subordinated debentures with an aggregate principal amount of $80.0 million, together with warrants to purchase an aggregate of 873,045 shares of our common stock. Interest on these debentures is payable in cash semi-annually on January 1 and July 1, at a fixed rate of 7% per annum. We expect to make interest payments of approximately $2.8 million during the remainder of the year ending December 31, 2003. The debentures mature on October 17, 2004, unless redeemed earlier by us or converted into shares of our common stock at the holder’s option. At any time and at their option, each holder may convert any outstanding debentures into shares of our common stock at a conversion price of $13.745 per share. Conversion of all of the outstanding debentures would result in the issuance of approximately 5.8 million shares of our common stock. We can redeem all or a portion of the 7% convertible debentures for cash as long as the arithmetic average of the weighted average price of our common stock on each trading day during the fifteen trading day period immediately prior to the election to redeem is 150% of the conversion price. This conversion feature was not exercisable at March 31, 2003. The debentures are unsecured and are subordinated to all existing and future senior indebtedness. The agreements governing the convertible debentures contain covenants restricting our ability to incur and guarantee additional debt. The covenants limit the amount of additional debt we may incur to the lesser of 30% of our consolidated stockholders’ equity, which was approximately $80.1 million at March 31, 2003, or a total of $180.0 million including the balance of the 7% convertible debentures outstanding.

We have a $10.0 million line of credit agreement with a major financial institution against which we may elect to borrow at any time until June 30, 2003, and which contains annual extension provisions. Borrowing availability is reduced by letters of credit issued for purposes such as collateralizing real estate rental agreements. At March 31, 2003, we had $7.9 million of borrowing availability under this line of credit. The availability under this line of credit was reduced during the first quarter of 2003 due to a letter of credit issued during March 2003. Borrowings under this agreement will bear interest at either fixed or variable rates linked to either the London Interbank Offered Rate or the Prime Rate. Borrowings will be collateralized by our cash deposits.

In July 2001, we filed a shelf Registration Statement on Form S-3 with the Securities and Exchange Commission. This registration statement, which the SEC declared effective in August 2001, covers our issuance of various types of securities, including debt, common stock and warrants, up to an aggregate offering price of $500 million. As of March 31, 2003, there have been no issuance of securities under this shelf Registration Statement. We currently have no plans to issue any securities under this shelf Registration Statement.

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

Crosby Finance, LLC (“Crosby”) held approximately 2.0 million shares of VeriSign common stock and a variable delivery forward contract, or VDF, at March 31, 2002. The gain recorded for financial reporting purposes upon execution of the VDF contract in 2000 has not been recognized for tax purposes, and accordingly we recorded a $26.6 million deferred tax liability in 2000. This deferred tax liability will reverse upon maturity of the VDF contract in 2006 and the gain will be included in the calculation of our taxable income for 2006. The recognition of that gain would result in a tax liability to us and may require the payment of cash to settle such tax liability.

Our remaining subscription to invest in RSA Ventures, our venture capital fund, is $15.0 million, which we may invest, at our sole discretion, over the life of RSA Ventures. We currently do not intend to invest this amount.

Our plans for future uses of cash may include additional acquisitions of other entities or technologies, retirement of outstanding debt and additional purchases of property and equipment, and inventory. We anticipate capital expenditures for the remainder of 2003 will be primarily for purchases of property and equipment and will aggregate up to approximately $4.0 million. Due to a high volume of shipments and the timing of inventory purchases during the first quarter of 2003 our inventory levels decreased at March 31, 2003. We typically maintain a two to three months supply of inventory on hand, and we intend to use cash during the second and third quarters of 2003 to re-establish our inventories to these levels. We expect to fund our capital expenditures and increase in inventory supply from cash on hand and cash generated from operations.

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

New Accounting Pronouncements

Interpretation No. 46 – In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 will require identification of our participation in variable interest entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosure requirements regarding interests in VIE that are deemed significant, even if consolidation is not required. For VIE created before February 1, 2003, FIN 46 applies to interim periods beginning after June 15, 2003. We believe the adoption of FIN 46 will not require the consolidation of our investment in Crosby and therefore will not have a significant impact on our consolidated financial position or results of operations.

EITF No. 00-21 – In November 2002, the EITF issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. We anticipate the adoption of EITF No. 00-21 will not have significant impact on our consolidated financial position or results of operations.

Certain Factors That May Affect Future Results

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future. A variety of factors, many of which are outside of our control, can cause these fluctuations, including, among others:

•	the size, timing and shipment of individual orders for our products;

•	changes in our operating expenses;

•	the timing of the introduction or enhancement of our products and our competitors’ products;

•	customers deferring their orders in anticipation of the introduction of new products by us or our competitors;

•	market acceptance of new products;

•	changes in the mix of products sold;

•	changes in product pricing, including changes in competitors’ pricing policies;

•	development and performance of our direct and indirect distribution channels;

•	the amount and timing of charges relating to the impairment or loss of value of some of our assets, especially goodwill and intangible assets;

•	the timing of personnel departures and new hires and the rate at which new personnel become productive; and

•	general economic conditions.

We may not be able to achieve, sustain or grow our profitability from quarter to quarter. Because our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are fixed, a small variation in when revenue is recognized can cause significant variations in operating results from quarter to quarter.

We currently lease a number of excess, unused or under-used facilities that we are trying to sublet, and some of our lease commitments for these facilities will not expire for several years. The real estate market, especially the real estate market in the Boston metropolitan area where our headquarters are located, has deteriorated significantly during the last two years, and we do not know when or whether we will be able to find sublessees for our excess facilities.

The global economy, especially the technology sector, is still weak and may continue to be in recession for the foreseeable future. In addition, the US war and continued involvement in Iraq, as well as the emerging SARS epidemic, have contributed to global economic uncertainty. The general economic slowdown has had and may continue to have serious negative consequences for our business and operating results. We believe that the economic slowdown is causing some current or potential customers to defer purchases, to go out of business or to have insufficient capital to buy or pay for our products. In response to the current economic conditions, many companies have reduced their budgets for information technology products and services, which could reduce or eliminate some potential sales of our products and services. In addition, some of our resellers and distributors are experiencing financial difficulties due to the weak economy, which affects our ability to sell to and collect money from those resellers and distributors.

Our stock price has been volatile and is likely to remain volatile. From March 31, 2002 through April 14, 2003, our stock price has ranged from a per share high of $9.10 to a low of $2.23. A number of factors may contribute to the volatility of our stock price, including:

•	our ability to meet the expectations of brokerage firms, industry analysts and investors with respect to our operating and financial results;

•	the Securities and Exchange Commission investigation into our disclosure in the first quarter of 2001 of a change in our method of estimating distributor revenue and trading in our common stock (for more information about the investigation see Part II, Item 1 “Legal Proceedings” of this Report);

•	our public announcements and our competitors’ public announcements;

•	the public’s perception of the strength of the e-security solutions market and technology companies generally;

•	litigation developments;

•	the volatility of the stock market in general and of the technology sector in particular; and

•	general economic conditions.

The market for some of our e-security solutions is continuing to develop, and demand for our products depends on, among other things:

•	the perceived ability of our products to address real customer problems;

•	the continued evolution of electronic commerce as a viable means of conducting business;

•	market acceptance and use of digital signatures and digital certificates in business applications;

•	the ability of network infrastructures to support an increasing number of users and services;

•	the public’s perception of the need for secure electronic commerce and communications over both wired and wireless computer networks;

•	the US government’s continued focus on e-security as a means to counteract terrorism and other hostile acts;

•	the perceived quality, price, availability and interoperability of our products as compared to our competitors’ products;

•	the pace of technological change and our ability to keep up with these changes;

•	the market’s perception of our products’ ability to address the e-security aspects of privacy and security legislation, such as the Health Insurance Portability and Accountability Act of 1996 (HIPAA); and

•	general economic conditions, which, among other things, influence how much money our customers and potential customers are willing to allocate to their information technology budgets.

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

If we fail to remain competitive, then we could lose market share for our established products or fail to gain market share for our less mature products. A number of competitive factors could cause us to lose potential sales or to sell our products at lower prices or at reduced margins, including, among others:

•	Some of our competitors offer e-security products with features and functionality that our products do not currently offer.

•	Some computer and software companies that have not traditionally offered e-security products are now offering free or low-cost e-security products and functionality bundled with their own computer and software products.

•	Some of our current and potential competitors have greater financial, marketing and technical resources than we do, allowing them to leverage an installed customer base, adapt more quickly to new technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can.

•	The expiration of some of our patents has permitted the use and distribution of “freeware,” free versions of some of our technology, and we believe that some potential customers may be choosing to use freeware instead of buying our products.

•	Many companies have reduced their information technology budgets due to the current economic conditions, which could make competition more intense because we are competing for fewer customer dollars.

International sales accounted for more than 30% of our total revenue in each of the years ended December 31, 2002, 2001 and 2000 and in the three months ended March 31, 2003. We may need to tailor or “localize” our products in order to compete in particular international markets and to comply with foreign laws. We may not be able to develop, market and distribute localized versions of our products in a timely manner or at all. In addition, there are certain risks inherent in doing business internationally, including:

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

We have experienced some problems, and may experience problems in the future, relating to the quality and reliability of some of our authenticators and authenticator components. For example, during 2002 we encountered some quality control problems with some of the batteries contained in our authenticators and also had to replace some defective tokens. In addition, many of our suppliers are located outside of the United States. If political, economic or health-related events, such as the U.S. actions in Iraq or the SARS epidemic, were to affect international trade, then we could experience difficulties in obtaining product components from our international suppliers. Problems with the availability or quality of our products could cause our revenue to decrease and our costs to increase, damage our reputation in the marketplace and subject us to damage claims from our customers.

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

During 2001, we issued 7% convertible subordinated debentures due October 17, 2004 with an aggregate principal amount of $80.0 million, together with warrants to purchase an aggregate of approximately 0.9 million shares of our common stock. At any time and at their option, each holder may convert any outstanding debentures into shares of our common stock at a conversion price of $13.745 per share, which upon conversion of all of the outstanding debentures would result in the issuance of approximately 5.8 million shares of our common stock. The holders of the warrants issued with the debentures may exercise the warrants at any time until October 17, 2006 at an exercise price of $13.745 per share. The conversion price of the debentures and the exercise price of the warrants may be adjusted under certain circumstances, such as events that would cause dilution of the holder’s interest. We may redeem all or a portion of the debentures for cash as long as the arithmetic average of the weighted average price of our common stock on each trading day during the fifteen trading day period immediately prior to the election to redeem is at least 150% of the conversion price. The conversion feature was not exercisable at March 31, 2003. If the 7% convertible debentures are redeemed in part or total before their maturity date, we will record a non cash charge for unamortized deferred financing costs and the unamortized value of the warrants. At March 31, 2003, unamortized deferred financing costs were $2.5 million and the unamortized value of the warrants was $2.2 million. Interest is payable in cash semi-annually at a fixed rate of 7% per annum, and therefore we believe we have no interest rate exposure with these debentures.

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

Item 4. Controls and Procedures

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

On or about February 2, 2001, Leon Stambler filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., First Data Corporation, Openwave Systems Inc., and Omnisky Corporation, Case Number 01-0065. In his complaint, Mr. Stambler alleged that certain products marketed by each of the defendants infringed various patents that he owns, and he sought unspecified damages as well as a preliminary and permanent injunction enjoining the defendants from infringing the claims asserted. The trial took place in March 2003, and the jury determined that our products did not infringe Mr. Stambler’s patents. On April 17, 2003, the court entered final judgment in our favor on all claims of non-infringement. In May 2003, Mr. Stambler filed a motion asking the court to set aside the jury’s verdict. We intend to oppose this motion. We believe that the final disposition of this matter will not have a material adverse effect on our continuing operations and consolidated financial position.

On or about December 20, 2001, France Telecom and Telediffusion de France (“FT”) filed a Request for Arbitration with the International Court of Arbitration. FT claims that we breached a license agreement with FT and seeks unspecified damages including a payment in excess of $20.0 million plus the legal fees and other costs associated with the arbitration. The arbitration is scheduled to take place in June 2003. We believe that FT’s claims are without merit, and we intend to defend the arbitration vigorously. In a related matter, FT has also filed a patent infringement suit in Delaware against Novell, Inc., one of our licensees. In August 2002, we signed a letter agreement with Novell agreeing that if a court requires Novell to pay FT damages, we will reimburse Novell for 50% of the damages, up to a maximum payment of $2.5 million by us. If the damages payable by Novell exceed $5.0 million, then the indemnification provisions of our license agreement with Novell will govern our indemnification obligations. Although we believe that FT’s claims against Novell are without merit, we cannot predict the ultimate outcome of this matter. However, we believe that neither the disposition of our arbitration with FT nor the disposition of the litigation between Novell and FT will have a material adverse effect on our continuing operations and consolidated financial position.

From time to time, we have been named as a defendant in other legal actions arising from our normal business activities, which we believe will not have a material adverse effect on us or our business.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

See the Exhibit Index attached to this Report.

(b)  Reports on Form 8-K:

On January 24, 2003, we filed a Current Report on Form 8-K reporting our financial results for the fourth quarter and year ended December 31, 2002.

On February 4, 2003, we filed a Current Report on Form 8-K furnishing our presentation entitled Seamless and Transparent e-Security Solutions for Competitive Advantage dated February 3, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSA SECURITY INC.

/s/ JEFFREY D. GLIDDEN Jeffrey D. Glidden Senior Vice President, Finance and Operations, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: May 12, 2003

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

Dated: May 12, 2003

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

/s/ JEFFREY D. GLIDDEN Jeffrey D. Glidden Senior Vice President, Finance and Operations, Chief Financial Officer and Treasurer

Dated: May 12, 2003

EXHIBIT INDEX

ITEM	DESCRIPTION

10.1	1994 Director Stock Option Plan, as amended.
10.2	Second Amendment to the 2000 Deferred Compensation Plan.
99.1	Certifications pursuant to 18 U.S.C. §1350.
99.2	Trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by William L. McQuaide on April 1, 2003.
99.3	Trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Margaret K. Seif on August 28, 2002, as amended.