Form 10-Q
period 2003-06-30
RSA SECURITY INC/DE/
filed 2003-07-31
CIK 932064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X]    No [  ]

As of July 25, 2003, there were outstanding 58,724,835 shares of the Registrant’s Common Stock, $0.01 par value per share.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X]    No [  ]

RSA SECURITY INC.
FORM 10-Q
For the Quarter Ended June 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$129,432	$103,030
Accounts receivable (less allowance for doubtful accounts of $2,029 in 2003 and $2,494 in 2002)	26,735	35,666
Inventory	2,563	2,334
Prepaid expenses and other assets	7,408	7,974
Refundable income taxes	57,621	57,643
Deferred taxes	3,829	3,829

Total current assets	227,588	210,476

Property and equipment, net	70,785	74,928
Other assets
Goodwill	188,372	191,742
Investments	—	1,400
Other	4,556	5,854

Total other assets	192,928	198,996

	$491,301	$484,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,142	$6,966
Accrued payroll and related benefits	11,103	11,256
Accrued expenses and other liabilities	16,845	17,543
Current portion of accrued restructurings	11,147	12,163
Income taxes accrued and payable	34,521	33,484
Deferred revenue	32,514	33,170

Total current liabilities	112,272	114,582

Deferred taxes, long-term	1,592	1,592
Accrued restructurings, long-term	22,624	27,315
Convertible debentures	78,174	77,477

Total liabilities	214,662	220,966

Commitments and Contingencies
Stockholders’ equity
Common stock, $0.01 par value; authorized, 300,000,000 shares; issued, 62,144,158 shares; outstanding, 58,582,878 and 57,066,695 shares in 2003 and 2002, respectively	621	621
Additional paid-in capital	52,690	100,824
Retained earnings	359,470	354,496
Treasury stock, at cost; 3,561,280 and 5,077,463 shares in 2003 and 2002, respectively	(134,807)	(190,554)
Accumulated other comprehensive loss	(1,335)	(1,953)

Total stockholders’ equity	276,639	263,434

	$491,301	$484,400

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Revenue
Products	$47,063	$41,647	$92,576	$80,914
Maintenance and professional services	16,339	14,883	32,091	31,121

Total revenue	63,402	56,530	124,667	112,035

Cost of revenue
Products	7,636	7,990	15,687	15,575
Maintenance and professional services	5,386	5,349	10,517	11,217

Total cost of revenue	13,022	13,339	26,204	26,792

Gross profit	50,380	43,191	98,463	85,243

Costs and expenses
Research and development	13,242	13,947	25,916	29,255
Marketing and selling	23,158	25,799	46,044	53,549
General and administrative	8,408	7,975	17,925	14,809
Restructurings	—	22,698	—	27,081
Amortization of intangible assets	—	2,537	—	4,849

Total	44,808	72,956	89,885	129,543

Income (loss) from operations	5,572	(29,765)	8,578	(44,300)
Interest expense and other	(1,869)	(2,226)	(3,720)	(4,280)
Income (loss) from investing activities	47	(10,966)	1,562	(13,434)

Income (loss) before provision (benefit) for income taxes	3,750	(42,957)	6,420	(62,014)
Provision (benefit) for income taxes	520	(17,916)	1,447	(23,252)

Net income (loss)	$3,230	$(25,041)	$4,973	$(38,762)

Basic earnings (loss) per share
Per share amount	$0.06	$(0.44)	$0.09	$(0.69)

Weighted average shares	58,107	56,518	57,687	56,480

Diluted earnings (loss) per share
Per share amount	$0.05	$(0.44)	$0.08	$(0.69)

Weighted average shares	58,107	56,518	57,687	56,480
Effect of dilutive equity instruments	3,253	—	2,583	—

Adjusted weighted average shares	61,360	56,518	60,270	56,480

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2003	2002

Cash flows from operating activities
Net income (loss)	$4,973	$(38,762)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,564	8,651
Amortization of intangible assets	—	4,849
Non cash restructuring	—	6,065
Amortization of convertible debentures deferred financing costs	802	804
Non cash warrant accretion	697	685
(Income) loss from investing activities	(1,508)	1,766
Investment valuation	—	4,900
(Increase) decrease in Crosby Finance, LLC fair value	(54)	6,768
Deferred taxes	—	(1,895)
Increase (decrease) in cash from changes in:
Accounts receivable	10,042	23,298
Inventory	(83)	2,453
Prepaid expenses and other assets	723	2,659
Accounts payable	(969)	293
Accrued payroll and related benefits	(456)	(3,128)
Accrued expenses and other liabilities	(778)	(1,803)
Accrued restructurings	(5,442)	13,653
Refundable income taxes and income taxes accrued and payable	1,029	(17,683)
Deferred revenue	(1,622)	474

Net cash provided by operating activities	13,918	14,047

Cash flows from investing activities
Proceeds from sale of marketable securities	—	1,150
Purchases of property and equipment	(1,607)	(3,995)
Sale of investments	3,009	409
Acquisitions and related proceeds (costs)	3,370	(3,148)
Other	616	89

Net cash provided by (used for) investing activities	5,388	(5,495)

Cash flows from financing activities
Proceeds from exercise of stock options and purchase plans	7,615	2,725
Other	—	(17)

Net cash provided by financing activities	7,615	2,708

Effect of exchange rate changes on cash and cash equivalents	(519)	(1,841)

Net increase in cash and cash equivalents	26,402	9,419
Cash and cash equivalents, beginning of period	103,030	61,946

Cash and cash equivalents, end of period	$129,432	$71,365

Cash payments for income taxes were $655 and $150 for the six months ended June 30, 2003 and 2002, respectively.
Cash payments for interest expense were $2,873 and $1,122 for the six months ended June 30, 2003 and 2002, respectively.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and reflect all adjustments of a normal recurring nature considered necessary to present fairly results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. The Company has reclassified certain prior period amounts to conform to the current period presentation.

Use of Estimates – The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. Actual results could differ from those estimates.

Revenue Recognition – Revenue is recognized when earned. The Company’s revenue recognition policies are in compliance with all applicable accounting principles generally accepted in the United States of America, including the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions.” The Company recognizes revenue from the sale of products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. The Company recognizes revenue from licensing other intellectual property when evidence of an arrangement exists, the fee is fixed or determinable and collection is considered probable. The Company reduces revenue by provisions for estimated returns. When arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, the Company recognizes revenue for the delivered elements using the residual method. For arrangements containing multiple elements where vendor specific objective evidence of fair value does not exist for all undelivered elements, the Company defers revenue for the delivered and undelivered elements until vendor specific objective evidence of fair value exists or all elements have been delivered. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition when Right of Return Exists,” the Company recognizes revenue upon shipment of product to its stocking distributors, net of estimated returns. The Company defers maintenance services revenue, whether sold separately or as part of a multiple element arrangement, and recognizes it ratably over the term of the maintenance contract, generally twelve months. The Company recognizes professional service revenue as services are provided.

Allowance for Sales Returns – The Company records allowances for estimated sales returns and allowances on products and maintenance and professional service revenue in the same period as the related revenue is recorded. The Company bases these estimates on historical sales returns, analysis of credit memo data, current economic trends, product line and customer industry and other known factors.

Allowance for Doubtful Accounts – The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company has included bad debt expense of zero and $676 for the three months ended June 30, 2003 and 2002, respectively, and zero and $2,047 for the six months ended June 30, 2003 and 2002, respectively, in marketing and selling expenses in the condensed consolidated statements of operations. Uncollectible accounts receivable written off were $645 and $805 for the three months ended

June 30, 2003 and 2002, respectively, and were $1,114 and $2,991 for the six months ended June 30, 2003 and 2002, respectively. Recoveries of accounts previously written off as uncollectible were $59 and $353 for the three months ended June 30, 2003 and 2002, respectively, and were $649 and $679 for the six months ended June 30, 2003 and 2002, respectively.

Warranty Policy – The Company’s standard practice is to provide a warranty on all RSA SecurID hardware authenticators for the customer selected programmed life of the authenticator (generally two to five years) and to replace any defective authenticators (other than authenticators damaged by a user’s abuse or alteration) free of charge. The Company sells its other products to customers with a warranty for product defects for a specified period, generally ninety days. The Company provides reserves for warranty expenses (a component of product cost of revenue) based on historical failure and defective return rates. Each quarter, the estimate of warranty and defective return obligations, including the assumptions about estimated failure and return rates, is reevaluated.

In the fourth quarter of 2002 and continuing through the quarter ended June 30, 2003, the Company’s quarterly analysis of historical failure and defective return rates indicated that certain authenticators produced between 2000 and 2002 were subject to higher defect and failure rates. Provisions for warranty expense have accordingly increased. The Company will continue to monitor warranty claims and reevaluate its estimate of warranty and defective return obligations in future periods, and its estimate may change.

The Company monitors warranty claims and addresses defects through its quality and design processes, which are managed by its Product Engineering, Quality Control and Technical Support organizations. During the last several years, the Company has increased programs and initiated new programs to build an expanded family of high performance authentication solutions. These programs have resulted in the redesign and re-engineering of authenticator products to improve performance and reliability by incorporating new microprocessors, electronics, firmware and batteries with longer life.

Accrued warranty reserve is included in accrued expenses and other liabilities in the condensed consolidated balance sheet and was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Balance, beginning of period	$1,905	$376	$1,566	$124
Provision for warranty expense	1,163	371	2,111	623
Deductions	(547)	(371)	(1,156)	(371)

Balance, end of period	$2,521	$376	$2,521	$376

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

Stock-Based Compensation Plans – The Company accounts for stock-based compensation cost using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company gives no accounting recognition to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including the tax benefits realized, are credited to shareholders’ equity.

Stock-Based Compensation Plans Pro Forma Disclosure — Had the Company recognized compensation expense for its stock option and purchase plans based on the fair value for awards under those plans in accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” pro forma net loss and pro forma net loss per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net income (loss) as reported	$3,230	$(25,041)	$4,973	$(38,762)
Less: stock based compensation expense determined under fair value method for all awards, net of related tax effects	(8,833)	(11,131)	(17,959)	(21,562)

Pro forma net loss	$(5,603)	$(36,172)	$(12,986)	$(60,324)

Net income (loss) per share:
Basic earnings (loss) per share – as reported	$0.06	$(0.44)	$0.09	$(0.69)

Basic loss per share – pro forma	$(0.10)	$(0.64)	$(0.23)	$(1.07)

Diluted earnings (loss) per share – as reported	$0.05	$(0.44)	$0.08	$(0.69)

Diluted loss per share – pro forma	$(0.10)	$(0.64)	$(0.23)	$(1.07)

The Company estimated the fair values used to compute pro forma net loss and pro forma net loss per share as the fair value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Stock Option Plans:
Risk-free interest rate	2.5%	3.8%	2.5%	3.8%
Expected life of option grants (years)	4.6	4.4	4.2	4.4
Expected volatility of underlying stock	90.0%	90.0%	90.0%	90.0%
Expected dividend payment rate	0.0%	0.0%	0.0%	0.0%
Expected forfeiture rate	7.5%	7.5%	7.5%	7.5%
Weighted average fair value of stock options granted	$5.85	$3.11	$3.96	$3.11
Employee Stock Purchase Plan:
Risk-free interest rate	1.7%	1.7%	1.7%	1.7%
Expected life of option grants (years)	0.5	0.5	0.5	0.5
Expected volatility of underlying stock	112.0%	112.0%	112.0%	112.0%
Expected dividend payment rate	0.0%	0.0%	0.0%	0.0%
Weighted average fair value of stock options granted	$2.14	$2.14	$2.14	$2.14

New Accounting Pronouncements – Interpretation No. 46 – In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 will require identification of the Company’s participation in variable interest entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosure requirements regarding interests in VIE that are deemed significant, even if consolidation is not required. For VIE created before February 1, 2003, FIN 46 applies to interim periods beginning after June 15, 2003. The Company believes the adoption of FIN 46 will not require the consolidation of the Company’s investment in Crosby Finance, LLC and therefore will not have a significant impact on its consolidated financial position or results of operations.

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

2. Investments and Financial Instruments

Income (loss) from investing activities includes the following gains (losses):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Gain on sale of marketable securities	—	—	—	$677
Gain (loss) on sale of investments	—	$(2,443)	$1,508	(2,443)
Increase (decrease) in fair value of Crosby Finance, LLC	$47	(3,623)	54	(6,768)
Investment valuation impairment charges	—	(4,900)	—	(4,900)

Total income (loss) from investing activities	$47	$(10,966)	$1,562	$(13,434)

The Company holds a 99% interest in Crosby Finance, LLC (“Crosby”), a bankruptcy-remote, qualified special purpose entity, established specifically to securitize shares of VeriSign, Inc. (“VeriSign”) common stock. At June 30, 2003, Crosby held 2,027,325 shares of VeriSign common stock and a variable delivery forward contract (“VDF”). The VDF contract entitles Crosby to receive cash proceeds of up to $35,336 if the market price of VeriSign common stock on January 3, 2006 is at least $87.16 per share. The closing price of VeriSign’s common stock on The NASDAQ National Market on June 30, 2003 was $13.79 per share.

The carrying amount of the Company’s 99% interest in Crosby was $239 and $186 at June 30, 2003 and December 31, 2002, respectively, and is included in other assets on the consolidated balance sheets. The Company is carrying its interest at fair value with all changes in fair value reported in income from investing activities in the consolidated statements of operations. The Company determines the fair value of its interest in Crosby based on the fair value of Crosby’s right to potentially receive additional cash proceeds upon maturity of the VDF. The increase in the fair value of the Company’s interest in Crosby was $47 and $54 for the three and six months ended June 30, 2003, respectively.

Crosby has no liability or obligation to its members or to the counterparty to the VDF contract other than to deliver the shares of VeriSign common stock to the counterparty upon maturity of the VDF contract and to distribute the cash proceeds, if any, to its members. After settlement of the VDF in January 2006, Crosby will dissolve.

3. Line of Credit

The Company has a $10,000 line of credit agreement with a major financial institution that expires on June 30, 2004, and which contains annual extension provisions. Borrowing availability is reduced by letters of credit issued for purposes such as collateralizing real estate rental agreements. As of June 30, 2003, the Company had $8,000 of borrowing availability under this line of credit. Borrowings under this agreement will bear interest, at the Company’s option, at either fixed or variable rates linked to either the London Interbank Offered Rate or the Prime Rate. Cash deposits of the Company collateralize borrowings.

4. Comprehensive Income (Loss)

Comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net income (loss)	$3,230	$(25,041)	$4,973	$(38,762)
Foreign currency translation adjustments	1,101	74	617	(875)
Unrealized loss on foreign currency derivative instruments	—	(54)	—	(54)

Comprehensive income (loss)	$4,331	$(25,021)	$5,590	$(39,691)

5. Earnings (Loss) Per Share

Equity instruments that were considered antidilutive and therefore were not included in the computation of diluted earnings or loss per share include the following shares of the Company’s common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Employee stock options	6,401,954	15,927,328	6,739,123	15,927,328
Convertible debentures	5,820,298	5,820,298	5,820,298	5,820,298
Common stock warrants	873,045	873,045	873,045	873,045

6. Restructurings

During 2002 and 2001, the Company evaluated and initiated restructuring actions in order to consolidate some of its operations, enhance operational efficiency and reduce expenses. These actions resulted in total restructuring charges of $56,036 and $19,956 for the years ended December 31, 2002 and 2001, respectively. The Company continues to monitor and assess its facility obligations, the real estate market and its operating expenses. Restructuring charges were zero and $22,698 for the three months ended June 30, 2003 and 2002, respectively, and were zero and $27,081 for the six months ended June 30, 2003 and 2002, respectively.

Restructuring charges recorded during 2002 and 2001 consist of facility exit costs, including impairment of leasehold improvements and furniture and fixtures, costs associated with the sale and liquidation of the Company’s Swedish development operations, and severance and other costs associated with the reduction of employee headcount.

Restructuring charges accrued and unpaid at June 30, 2003 were as follows:

			Liquidation of
			Sweden	Other
	Facility Exit	Severance	Development	Direct
	Costs	Costs	Operations	Costs	Total

Balance at January 1, 2003	$36,811	$1,397	$618	$652	$39,478
Payments	(4,717)	(562)	(428)	—	(5,707)

Balance at June 30, 2003	$32,094	$835	$190	$652	$33,771

The Company expects to pay the remaining restructuring costs accrued at June 30, 2003 as follows:

Six months ending December 31, 2003	$5,514
Year ending December 31, 2004	10,314
Year ending December 31, 2005	9,045
Year ending December 31, 2006	5,936
Year ending December 31, 2007	1,643
Year ending December 31, 2008 and thereafter	1,319

7. Segments

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

Prior to January 1, 2003, the Company reported two segments, e-Security Solutions and RSA Capital. The Company has modified its segment disclosure to reflect the divesture of substantially all of its investments held in RSA Capital and the reduction of resources allocated to RSA Capital. Accordingly, the Company began reporting one segment, the e-Security Solutions segment, after January 1, 2003. The Company has revised its segment disclosure to conform to the current period presentation.

The Company’s operations are conducted throughout the world. Operations in the United States represent more than 10% of revenue and loss from operations. The Company’s operations in other countries have been grouped by regional area below. The following tables present information about e-Security Solutions revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Product and service groups
Enterprise solutions	$58,335	$49,452	$113,747	$98,286
Developer solutions	5,067	7,078	10,920	13,749

	$63,402	$56,530	$124,667	$112,035

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Product and service groups
United States	$37,445	$31,938	$75,372	$65,752
Europe and other	20,327	17,332	38,162	34,478
Asia Pacific	5,630	7,260	11,133	11,805

	$63,402	$56,530	$124,667	$112,035

During the second quarter of 2003, two of the Company’s distributors merged in a business combination. The combined revenue from the two distributors accounted for 12% of total revenue for the three months ended June 30, 2003.

The tables below present information about the Company’s long lived assets by regional area:

	At June 30, 2003

			Europe and
	Total	United States	Other	Asia Pacific

Property and equipment, net	$70,785	$38,831	$28,757	$3,197
Goodwill	188,372	188,372	—	—
Other assets	4,556	2,983	152	1,421

	At June 30, 2002

			Europe and
	Total	United States	Other	Asia Pacific

Property and equipment, net	$83,683	$50,520	$29,531	$3,632
Goodwill	194,018	194,018	—	—
Intangible assets, net	24,222	24,222	—	—
Other assets	6,213	4,363	153	1,697

8. Litigation

By notice dated January 23, 2002, the Securities and Exchange Commission (“SEC”) notified the Company that it was conducting a formal investigation. On July 23, 2003 the Company and the SEC announced a settlement agreement under which the Company, while neither admitting or denying any wrongdoing, agreed to an SEC order that it will not violate the antifraud provisions of the federal securities laws. No monetary penalty was assessed against the Company, and no penalties were assessed against the company’s officers. This matter is now concluded.

On or about February 2, 2001, Leon Stambler filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., First Data Corporation, Openwave Systems Inc., and Omnisky Corporation, Case Number 01-0065. In his complaint, Mr. Stambler alleged that certain products marketed by each of the defendants infringed various patents that he owns, and he sought unspecified damages as well as a preliminary and permanent injunction enjoining the defendants from infringing the claims asserted. The trial took place in March 2003, and the jury determined that the Company’s products did not infringe Mr. Stambler’s patents. On April 17, 2003, the court entered final judgment in the Company’s favor on all claims of non-

infringement. In May 2003, Mr. Stambler filed a motion asking the court to set aside the jury’s verdict. The Company has opposed Mr. Stambler’s motion. The Company believes that the final disposition of this matter will not have a material adverse effect on its continuing operations and consolidated financial position.

On or about December 20, 2001, France Telecom and Telediffusion de France (“FT”) filed a Request for Arbitration with the International Court of Arbitration. FT claims that the Company breached a license agreement with FT and seeks unspecified damages including a payment in excess of $20,000 plus the legal fees and other costs associated with the arbitration. FT then increased its demand for payment to $110,000. The arbitration took place in June 2003, and the Company expects the arbitrator to make a final, binding decision in the fourth quarter of 2003. The Company believes that FT’s claims are without merit. In a related matter, FT has also filed a patent infringement suit in Delaware against Novell, Inc., one of the Company’s licensees. In August 2002, the Company signed a letter agreement with Novell agreeing that if a court requires Novell to pay FT damages, the Company will reimburse Novell for 50% of the damages, up to a maximum payment of $2,500 by the Company. If the damages payable by Novell exceed $5,000, then the indemnification provisions of the Company’s license agreement with Novell will govern the Company’s indemnification obligations. Although the Company believes that FT’s claims against Novell are without merit, the Company cannot predict the ultimate outcome of this matter. However, the Company believes that neither the disposition of its arbitration with FT nor the disposition of the litigation between Novell and FT will have a material adverse effect on its continuing operations and consolidated financial position.

From time to time, the Company has been named as a defendant in other legal actions arising from its normal business activities, which the Company believes will not have a material adverse effect on the Company or our business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We make statements in this Report that are forward looking, that is, statements that are not historical facts but that convey projections about the future. For example, statements containing the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions may be forward-looking statements. However, we caution investors not to place undue reliance on any forward-looking statements in this Report because these statements speak only as of the date when made. Furthermore, we are not obligated to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including without limitation the factors described below under the caption “Certain Factors That May Affect Future Results.”

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

We believe sales of our products will be driven by the trend of enterprises permitting remote access to internal resources and Web-enabling of existing applications. Sales of our RSA SecurID authenticator products continue to generate substantial revenue for us, while our less mature Enterprise software products are building revenue and market share. We continue to see a decrease in sales to Developers, which we believe is primarily attributable to a decrease in the number of technology companies funding development and the availability of free, “open source” products that compete with our RSA BSAFE product line. We believe our product line synergies and strength of our customer base create opportunities to sell additional products to existing customers. However, information technology spending has sharply decreased in the past two years and information technology budgets remain constrained, which has had and could continue to have a direct effect on the sale of our products.

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

Prior to January 1, 2003, we reported two segments, e-Security Solutions and RSA Capital. We have modified our segment disclosure to reflect the divesture of substantially all of our investments held in RSA Capital and the reduction of resources allocated to RSA Capital. Accordingly, we began reporting one segment, the e-Security Solutions segment, after January 1, 2003. We have revised our segment disclosure to conform to the current period presentation.

Information on our segments may be found in Note 7 of the notes to our condensed consolidated financial statements.

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

Revenue Recognition — We derive our revenue primarily from two sources: sales of products, including hardware and software licenses, and services, including maintenance, support and professional services. Our management must make and use judgments and estimates in connection with the revenue recognized in any reporting period. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. We reduce revenue by provisions for estimated sales returns. The amount and timing of our revenue for any period may materially differ if our management made different judgments or utilized different estimates in establishing our allowance for sales returns.

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

When arrangements contain multiple elements and vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we recognize revenue for the delivered elements using the residual method. We base our determination of VSOE of fair value of each of the undelivered elements in multi-element arrangements on either the price we charge when the same element is sold separately or the price established by the members of our management, who have the relevant authority to set prices, for an element not yet sold separately. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, we defer revenue for the delivered and undelivered elements until VSOE of fair value exists or all elements have been delivered.

We defer maintenance service revenue, whether sold separately or as part of a multiple element arrangement, and recognize it ratably over the term of the maintenance contract, generally twelve months. We recognize revenue allocated to professional service elements as the services are performed.

Allowance for Sales Returns – We record allowances for estimated sales returns and allowances on products and maintenance and professional service related revenue in the same period as the related revenue is recorded. We base these estimates on historical sales returns, analysis of credit memo data, current economic trends, product line and customer industry and other known factors. Our historical experience with sales returns varies by product line depending on the customer, industries and markets. We must make judgments and estimates in connection with establishing the allowances for estimated sales returns in any reporting period. The amount and timing of our revenue for any reporting period may materially differ if actual sales returns and allowances differ from our estimates.

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

Warranty Policy – Our standard practice is to provide a warranty on all RSA SecurID hardware authenticators for the customer selected programmed life of the authenticator (generally two to five years) and to replace any defective authenticators (other than authenticators damaged by a user’s abuse or alteration) free of charge. We sell our other products to customers with a warranty for product defects for a specified period, generally ninety days. We provide reserves for warranty expenses (a component of product cost of revenue) based on historical failure and defective return rates. Each quarter, the estimate of warranty and defective return obligations, including the assumptions about estimated failure and return rates, is reevaluated.

In the fourth quarter of 2002 and continuing through the quarter ended June 30, 2003, our quarterly analysis of historical failure and defective return rates indicated that certain authenticators produced between 2000 and 2002 were subject to higher defect and failure rates. Provisions for warranty expense have accordingly increased. We will continue to monitor warranty claims and reevaluate our estimate of warranty and defective return obligations in future periods, and our estimate may change.

We monitor warranty claims and address defects through our quality and design processes, which are managed by our Product Engineering, Quality Control and Technical Support organizations. During the last several years, we have increased programs and initiated new programs to build an expanded family of high performance authentication solutions. These programs have resulted in the redesign and re-engineering of authenticator products to improve performance and reliability by incorporating new microprocessors, electronics, firmware and batteries with longer life.

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

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a valuation allowance of $25.4 million as of June 30, 2003 due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of acquisition related net operating losses carried forward. We base the valuation allowance on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. If actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance, which could materially impact our consolidated financial position and results of operations.

Valuation of Goodwill and Other Intangible Assets – In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and earnings and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. We will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. We generally determine fair value based on estimated discounted future cash flows or a market multiple valuation method. Any such impairment charge could be significant and could have a material adverse effect on our consolidated financial position and results of operations. We perform an annual test for impairment as of November 30 of each year and, if events or circumstances occur that would more likely than not reduce the fair value of the goodwill below its carrying amount, will perform an interim impairment test. At June 30, 2003, we had approximately $188.4 million of goodwill which accounted for approximately 38% of our total assets. Any goodwill impairment test could result in a decrease to the carrying value of goodwill and could have a material effect on our results of operations and consolidated financial position.

Restructurings – During 2002 and 2001, we initiated consolidation of certain operations in order to enhance operational efficiency and reduce expenses, and recorded significant restructuring charges in connection with these actions. Restructuring charges were $56.0 million and $20.0 million for 2002 and 2001, respectively. These restructuring charges require us to make estimates based upon real estate market conditions, rental rates, future corporate requirements, general economic conditions and future estimated cash flows. Included in the restructuring charges recorded in 2002 are facility exit costs of $44.0 million, which represents estimated shortfalls of sublease rental income compared to lease payments due through 2009 under certain exited facilities lease agreements, impaired leasehold improvements and furniture and fixtures, and other associated facilities expenses. We base estimates related to the length of time to reserve excess facilities on assumptions regarding the time period required to locate and contract with suitable subtenants and base these assumptions on market trend information analysis. We base estimates of sublease income upon the terms of existing sublease agreements that we have obtained and market trend information analysis. If the assumptions for these estimates change due to changes in the real estate and sublease markets, or due to the terms of sublease agreements that we have obtained, the ultimate restructuring expenses for these facilities could vary by material amounts, and could cause us to record additional or revise previously recorded restructuring charges in future reporting periods.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of our total revenue:

	Percentage of		Percentage of
	Total Revenue		Total Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue
Products	74.2	73.7	74.3	72.2
Maintenance and professional services	25.8	26.3	25.7	27.8

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue
Products	12.0	12.0	12.6	11.8
Maintenance and professional services	8.5	11.6	8.4	12.1

Total cost of revenue	20.5	23.6	21.0	23.9

Gross margin	79.5	76.4	79.0	76.1

Costs and expenses
Research and development	20.9	24.7	20.8	26.1
Marketing and selling	36.5	45.6	36.9	47.8
General and administrative	13.3	14.1	14.4	13.2
Restructurings	—	40.2	—	24.2
Amortization of intangible assets	—	4.5	—	4.3

Total	70.7	129.1	72.1	115.6

Income (loss) from operations	8.8	(52.7)	6.9	(39.5)
Interest expense and other	(2.9)	(3.9)	(3.0)	(3.9)
Income (loss) from investing activities	—	(19.4)	1.3	(12.0)

Income (loss) before provision (benefit) for income taxes	5.9	(76.0)	5.2	(55.4)
Provision (benefit) for income taxes	0.8	(31.7)	1.2	(20.8)

Net income (loss)	5.1%	(44.3)%	4.0%	(34.6)%

Revenue

The following tables set forth the amount, percentage of total revenue and percentage increase (decrease) of our revenue by product group, product type and product line:

	Three Months Ended		Three Months Ended
	June 30, 2003		June 30, 2002		Percentage
					Increase
	Revenue	Percentage	Revenue	Percentage	(Decrease)
($ in millions)
Product group:
Enterprise solutions	$58.3	92.0%	$49.4	87.5%	18.0%
Developer solutions	5.1	8.0%	7.1	12.5%	(28.4)%

Total	$63.4	100.0%	$56.5	100.0%	12.2%

Product type:
Authenticators	$31.8	50.1%	$25.8	45.7%	22.8%
Software products	15.3	24.1%	15.8	28.0%	3.0%
Maintenance and professional services	16.3	25.8%	14.9	26.3%	9.7%

Total	$63.4	100.0%	$56.5	100.0%	12.2%

Product line:
Authentication products	$55.2	87.1%	$48.4	85.5%	14.2%
Encryption products	5.1	8.0%	6.5	11.6%	22.8%
Web access management products	3.1	4.9%	1.6	2.9%	91.4%

Total	$63.4	100.0%	$56.5	100.0%	12.2%

	Six Months Ended		Six Months Ended
	June 30, 2003		June 30, 2002		Percentage
					Increase
	Revenue	Percentage	Revenue	Percentage	(Decrease)
($ in millions)
Product group:
Enterprise solutions	$113.8	91.2%	$98.3	87.7%	15.7%
Developer solutions	10.9	8.8%	13.7	12.3%	(20.6)%

Total	$124.7	100.0%	$112.0	100.0%	11.3%

Product type:
Authenticators	$62.2	50.0%	$51.0	45.6%	21.9%
Software products	30.4	24.3%	29.9	26.7%	1.6%
Maintenance and professional services	32.1	25.7%	31.1	27.7%	3.1%

Total	$124.7	100.0%	$112.0	100.0%	11.3%

Product line:
Authentication products	$107.3	86.1%	$95.7	85.5%	12.1%
Encryption products	10.8	8.6%	12.9	11.5%	(16.5)%
Web access management products	6.6	5.3%	3.4	3.0%	93.5%

Total	$124.7	100.0%	$112.0	100.0%	11.3%

We have reclassified revenue of $1.2 million for the six months ended June 30, 2002 from the authentication products division to the encryption products division in order to conform to current period presentation.

The following tables set forth the amount, percentage of total revenue and percentage increase (decrease) of revenue by regional area:

	Three Months Ended		Three Months Ended
	June 30, 2003		June 30, 2002
					Percentage
	Revenue	Percentage	Revenue	Percentage	Change
($ in millions)
United States	$37.4	59.0%	$31.9	56.5%	17.2%
Europe and other	20.3	32.1%	17.3	30.7%	17.3%
Asia Pacific	5.6	8.9%	7.3	12.8%	(22.5)%

Total	$63.4	100.0%	$56.5	100.0%	12.2%

	Six Months Ended		Six Months Ended
	June 30, 2003		June 30, 2002
					Percentage
	Revenue	Percentage	Revenue	Percentage	Change
($ in millions)
United States	$75.4	60.5%	$65.7	58.7%	14.6%
Europe and other	38.2	30.6%	34.5	30.8%	10.9%
Asia Pacific	11.1	8.9%	11.8	10.5%	(5.7)%

Total	$124.7	100.0%	$112.0	100.0%	11.3%

We believe the increase in total revenue in the second quarter of 2003 as compared to the second quarter of 2002 was primarily attributable to businesses continuing the trend toward permitting remote access to internal resources and Web-enabling existing applications. We believe our identity and access management solutions promote our product synergies and will enable us to generate additional revenue by selling additional products to existing customers, as well as to new customers. However, information technology budgets continue to be constrained, and the continued uncertainty in the economy may affect revenue generated from the sales of our products in future quarters.

Our RSA SecurID authentication product line generates a substantial portion of our revenue. Authenticators units sold, in thousands of units, were as follows:

			Percentage
	2003	2002	increase

Three-Months Ended June 30	744	645	15.3%
Six-Months Ended June 30	1,443	1,240	16.4%

Authenticator units shipped are an important metric of our business. We measure authenticator shipments excluding partial units. Our Quarterly Report on Form 10-Q for the Three Months ended March 31, 2003, however, reported total authenticator units of 747,000 units, which included approximately 48,000 partial units. Total authenticator units, excluding partial units, should have been reported as 699,000. The Company has updated the reported authenticator shipments in order to conform to prior and current periods.

Token unit average selling prices were $42 and $41 during the three months ended March 31, 2003 and 2002, respectively, and were $42 and $42 during the six months ended June 30, 2003 and 2002, respectively. The increase in number of units sold, combined with a 2% increase in the average selling price in the second quarter of 2003 as compared to the second quarter of 2002, resulted in increased revenue from our RSA SecurID authentication product line.

We believe that the decrease in Developer solutions and encryption revenue was primarily attributable to a decrease in the number technology companies funding development and in the development of new information technology products. We also believe the availability of free, “open source” products that compete with our RSA BSAFE product line contributed to this decrease.

We believe that as the United States government proceeds with its agenda of increasing awareness of cyber-security issues, and its focus on homeland security, we will benefit with increased revenue. We believe the government sector of our business may increase in the future as government agencies seek e-security partners in order to execute their cyber-security agenda. In addition, our revenue from the manufacturing, healthcare and financial services vertical markets increased during the second quarter of 2003. We believe our revenue from the healthcare and financial services markets will continue to increase due to required compliance with industry-specific privacy and security standards.

Gross Profit

The following tables set forth the gross profit and gross margin for products and maintenance and professional services:

	Three Months Ended June 30,
	2003		2002

	Gross Profit	Gross Margin	Gross Profit	Gross Margin
($ in millions)
Products	$39.4	83.8%	$34.8	83.7%
Maintenance and professional services	11.0	67.0%	8.4	56.1%

Total	$50.4	79.5%	$43.2	76.4%

	Six Months Ended June 30,
	2003		2002

	Gross Profit	Gross Margin	Gross Profit	Gross Margin
($ in millions)
Products	$76.9	83.1%	$67.7	83.7%
Maintenance and professional services	21.6	67.2%	17.5	56.4%

Total	$98.5	79.0%	$85.2	76.1%

We believe the increase in total gross margin for the second quarter of 2003 as compared to the second quarter of 2002 was primarily attributable to our efforts to reduce costs and improve operating efficiencies, combined with an increase in total revenue.

We believe the increase in gross profit from maintenance and professional services in the second quarter of 2003 as compared to the second quarter of 2002 was primarily attributable to increased maintenance revenue achieved on decreased customer support costs. Customer support costs decreased due to cost reduction programs implemented over the past two years.

We currently expect to maintain total gross margins of between 78% and 80% during the next 12 months.

Research and Development

Total research and development expenses decreased 5.1% in the second quarter of 2003 to $13.2 million from $13.9 million in the second quarter of 2002, and represented 20.9% and 24.7% of total revenue for the second quarter of 2003 and 2002, respectively. Total research and development expenses decreased 11.4% in the first six months of 2003 to $25.9 million from $29.3 million in the first six months of 2002, and represented 20.8% and 26.1% of the total revenue for the first six months of 2003 and 2002, respectively. The decrease in research and development expenses of $0.7 million for the second quarter of 2003 as compared to the second quarter of 2002 was from decreased payroll, overhead and consulting expenses associated with our decreased workforce and ongoing cost reduction programs. We currently believe research and development expenditures will be approximately 19% to 21% of total revenue during the next 12 months.

Marketing and Selling

Total marketing and selling expenses decreased 10.2% in the second quarter of 2003 to $23.2 million from $25.8 million in the second quarter of 2002, and represented 36.5% and 45.6% of total revenue for the second quarter of 2003 and 2002, respectively. Total marketing and selling expenses decreased 14.0% in the first six months of 2003 to $46.0 million from $53.5 million in the first six months of 2002, and represented 36.9% and 47.8% of the total revenue for the first six months of 2003 and 2002, respectively. For the second quarter of 2003, as compared to the second quarter of 2002, approximately $1.4 million of the decrease in marketing and selling expenses was from decreased overhead and payroll expenses associated with our reduced workforce, approximately $1.0 million of the decrease was from reduced spending on marketing programs, and approximately $0.7 million of the decrease was from a reduction in bad debt expense. These decreases are offset by an increase in marketing and selling expense of approximately $0.5 million for commission expenses on increased revenue. We currently believe marketing and selling expenditures will be approximately 35% to 37% of total revenue during the next 12 months.

General and Administrative

Total general and administrative expenses increased 5.4% in the second quarter of 2003 to $8.4 million from $8.0 million in the second quarter of 2002, and represented 13.3% and 14.1% of total revenue for the second quarter of 2003 and 2002, respectively. Total general and administrative expenses increased 21.0% in the first six months of 2003 to $17.9 million from $14.8 million in the first six months of 2002, and represented 14.4% and 13.2% of the total revenue for the first six months of 2003 and 2002, respectively. The increase in general and administrative expenses of $0.4 million for the second quarter of 2003 as compared to the second quarter of 2002 was due to increased payroll and overhead costs. We currently believe general and administrative expenditures will be approximately 10% to 12% of total revenue during the next 12 months.

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

Restructuring charges recorded during 2002 and 2001 consist of facility exit costs, including impairment of leasehold improvements and furniture and fixtures, costs associated with the sale and liquidation of our Swedish development operations, and severance and other costs associated with the reduction of employee headcount.

Restructuring charges accrued and unpaid at June 30, 2003 were as follows:

			Liquidation of
			Sweden	Other
	Facility Exit	Severance	Development	Direct
	Costs	Costs	Operations	Costs	Total
($ in millions)
Balance at January 1, 2003	$36.8	$1.4	$0.6	$0.7	$39.5
Payments	(4.7)	(0.6)	(0.4)	—	(5.7)

Balance at June 30, 2003	$32.1	$0.8	$0.2	$0.7	$33.8

We expect to pay the remaining restructuring costs accrued at June 30, 2003 as follows:

Six months ending December 31, 2003	$5.5
Year ending December 31, 2004	10.3
Year ending December 31, 2005	9.1
Year ending December 31, 2006	6.0
Year ending December 31, 2007	1.6
Year ending December 31, 2008 and thereafter	1.3

Interest Expense and Other

Interest expense and other includes the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Interest expense on 7% convertible debentures	$(1.4)	$(1.2)	$(2.8)	$(2.7)
Non cash amortization of deferred financing costs	(0.4)	(0.4)	(0.8)	(0.8)
Non cash accretion of warrant value	(0.3)	(0.3)	(0.7)	(0.7)
Interest income, net of other	0.2	(0.3)	0.6	(0.1)

Total interest expense and other	$(1.9)	$(2.2)	$(3.7)	$(4.3)

Interest expense, non cash amortization of deferred financing costs and non cash accretion of warrant value included in interest expense and other were incurred in connection with our 7% convertible debentures, which we issued in October and November of 2001.

Income (loss) from Investing Activities

Income (loss) from investing activities includes the following gains (losses):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
($ in millions)
Gain on sale of marketable securities	—	—	—	$0.7
(Loss) gain on sale of investments	—	$(2.5)	$1.5	(2.4)
Increase (decrease) in fair value of Crosby Finance, LLC	$0.1	(3.6)	0.1	(6.8)
Investment valuation impairment charges	—	(4.9)	—	(4.9)

Total income (loss) from investing activities	$0.1	$(11.0)	$1.6	$(13.4)

Provision (Benefit) for Income Taxes

The provision for income taxes was $0.5 million during the second quarter of 2003 compared to a benefit of $17.9 million during the second quarter of 2002. Our effective tax rate decreased to 13.9% for the second quarter of 2003 from 41.7% for the second quarter of 2002. We recorded a provision for income taxes of $1.4 million during the first six months of 2003 compared to an income tax benefit of $23.3 million. For the first six months of 2003 the decrease in our effective tax rate was primarily attributable to the increased profitability of our international operations. We currently expect our tax rate to be approximately 22.5% for 2003.

Liquidity and Capital Resources

We had $129.4 million in cash and cash equivalents at June 30, 2003, consisting primarily of operating cash and short-term investments. This represents an increase of $26.4 million in cash and cash equivalents during the six months ended June 30, 2003. The major changes in cash during the six months ended June 30, 2003 include cash provided by operations of $13.9 million, cash provided by financing activities of $7.6 million and cash provided by investing activities of $5.4 million.

Cash provided by investing activities of $5.4 million during the first six months of 2003 consisted primarily of $3.0 million of cash from sale of equity investments and $3.4 million of cash from distributions from acquisition escrow funds. These increases in cash were partially offset by cash used for property and equipment purchases of $1.6 million.

Cash provided by financing activities of $7.6 million during the first six months of 2003 consisted primarily of proceeds from employee exercises and purchases under our stock option and employee stock purchase plans.

We have commitments for various operating leases worldwide that expire at various times through 2017 and that are shown below net of existing sublease agreements, excluding facility exit costs included in restructuring charges. The lease commitments of $130.2 million shown below include lease commitments of $13.0 million related to certain exited facilities that have not been reserved for in restructuring charges, which represents our estimated sublease income from these facilities from the end of the period reserved to the end of the lease term. Restructuring commitments shown below are primarily for facility exit costs of up to 75 months of minimum lease payments due under certain excess facilities lease agreements, net of related sublease agreements. The following are our contractual commitments associated with our lease obligations, restructurings and convertible debentures:

		Years Ending December 31,

	Six Months Ending
	December 31, 2003	2004	2005	2006	2007	2008	Thereafter	Total
(in millions)
Leases	$5.7	$9.9	$8.2	$9.1	$13.0	$12.8	$71.5	$130.2
Convertible debt principal	—	80.0	—	—	—	—	—	80.0
Convertible debt interest	2.8	4.5	—	—	—	—	—	7.3
Restructurings	5.5	10.3	9.1	6.0	1.6	1.3	—	33.8

Total commitments	$14.0	$104.7	$17.3	$15.1	$14.6	$14.1	$71.5	$251.3

During October and November 2001, we issued 7% convertible subordinated debentures with an aggregate principal amount of $80.0 million, together with warrants to purchase an aggregate of 873,045 shares of our common stock. Interest on these debentures is payable in cash semi-annually on January 1 and July 1, at a fixed rate of 7% per annum. We made interest payments of approximately $2.8 million in July 2003. The debentures mature on October 17, 2004, unless redeemed earlier by us or converted into shares of our common stock at the holder’s option. At any time and at their option, each holder may convert any outstanding debentures into shares of our common stock at a conversion price of $13.745 per share. Conversion of all of the outstanding debentures would result in the issuance of approximately 5.8 million shares of our common stock. We can redeem all or a portion of the 7% convertible debentures for cash as long as the arithmetic average of the weighted average price of our common stock on each trading day during the fifteen trading day period immediately prior to the election to redeem is 150% of the conversion price. This conversion feature was not exercisable at June 30, 2003. The debentures are unsecured and are subordinated to all existing and future senior indebtedness. The agreements governing the convertible debentures contain covenants restricting our ability to incur and guarantee additional debt. The covenants limit the amount of additional debt we may incur to the lesser of 30% of our consolidated stockholders’ equity, which was approximately $83.0 million at June 30, 2003, or a total of $180.0 million including the balance of the 7% convertible debentures outstanding.

We have a $10.0 million line of credit agreement with a major financial institution against which we may elect to borrow at any time until June 30, 2004, and which contains annual extension provisions. Borrowing availability is reduced by letters of credit issued for purposes such as collateralizing real estate rental agreements. At June 30, 2003, we had $8.0 million of borrowing availability under this line of credit. Borrowings under this agreement will bear interest at either fixed or variable rates linked to either the London Interbank Offered Rate or the Prime Rate. Borrowings will be collateralized by our cash deposits.

Any increase or decrease in our accounts receivable balance and accounts receivable days outstanding (calculated as net accounts receivable divided by revenue per day) will affect our cash flow from operations and liquidity. Our accounts receivable and accounts receivable days outstanding may increase due to changes in factors such as the amount of international sales and length of customer’s payment cycle. We also record deferred maintenance billings as accounts receivable, and the timing of these billings affects the accounts receivable days outstanding. Historically, international customers and resellers pay at a slower rate than domestic and direct customers. An increase in revenue generated from international customers and resellers may increase our accounts receivable days outstanding and accounts receivable balance. Due to the current economic climate, we may observe an increase in the length of our customers’ payment cycle. To address increases in accounts receivable balance and to improve cash flow, we may from time to time take actions to encourage earlier payment of receivables. Discounts offered to customers to encourage payment are deducted from revenue. To the extent that our accounts receivable balance increases, we may incur increased bad debt expense and increased estimates for reserves against revenue and will be subject to greater general credit risks.

During July 2003 we received an income tax refund of $51.8 million. We currently expect to receive additional tax refunds of approximately $5.0 million by the end of 2003. These tax refunds are attributable to the recovery of income taxes paid in prior years and are available to us due to the carryback of operating losses incurred in 2002 and 2001. The remaining refunds are subject to the timing of the filing of our tax returns and any Internal Revenue Service review.

Crosby Finance, LLC (“Crosby”) held approximately 2.0 million shares of VeriSign common stock and a variable delivery forward contract, or VDF, at June 30, 2002. We have not recognized for tax purposes the gain recorded for financial reporting purposes upon execution of the VDF contract in 2000, and accordingly we recorded a $26.6 million deferred tax liability in 2000. This deferred tax liability will reverse upon maturity of the VDF contract in 2006 and the gain will be included in the calculation of our taxable income for 2006. The recognition of that gain would result in a tax liability to us and may require the payment of cash to settle such tax liability.

Our plans for future uses of cash may include additional acquisitions of other entities or technologies, retirement of outstanding debt and additional purchases of property and equipment, and inventory. We anticipate capital expenditures for the remainder of 2003 will be primarily for purchases of property and equipment and will aggregate up to approximately $3.0 million. Due to a high volume of shipments and the timing of inventory purchases during the first quarter of 2003, our inventory levels decreased at June 30, 2003. We typically maintain a two to three months supply of inventory on hand, and we intend to use cash during the third and fourth quarters of 2003 to re-establish our inventories to these levels. We expect to fund our capital expenditures and increase in inventory supply from cash on hand and cash generated from operations.

We currently believe that cash generated from our operating activities will be sufficient to fund our working capital requirements through at least the next twelve months. We anticipate that current cash on hand, cash generated from operations, and cash generated from the exercise of employee options and employee stock purchase plans will be adequate to fund our planned capital and financing expenditures for at least the next twelve months.

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

The global economy, especially the technology sector, is still weak and may continue to be in recession for the foreseeable future. In addition, the US war and continued involvement in Iraq, as well as the SARS epidemic, have contributed to global economic uncertainty. The general economic slowdown has had and may continue to have serious negative consequences for our business and operating results. We believe that the economic slowdown is causing some current or potential customers to defer purchases, to go out of business or to have insufficient capital to buy or pay for our products. In response to the current economic conditions, many companies have reduced their budgets for information technology products and services, which could reduce or eliminate some potential sales of our products and services. In addition, some of our resellers and distributors are experiencing financial difficulties due to the weak economy, which affects our ability to sell to and collect money from those resellers and distributors.

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

Our stock price has been volatile and is likely to remain volatile. From June 30, 2002 through July 25, 2003, our stock price has ranged from a per share high of $12.89 to a low of $2.23. A number of factors may contribute to the volatility of our stock price, including:

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

In the fourth quarter of 2002 and continuing through the quarter ended June 30, 2002, our quarterly analysis of historical failure and defective return rates indicated that certain authenticators produced between 2000 and 2002 were subject to higher defect and failure rates. In addition, many of our suppliers are located outside of the United States. If political, economic or health-related events, such as the U.S. actions in Iraq or the SARS epidemic, were to affect international trade, then we could experience difficulties in obtaining product components from our international suppliers. Problems with the quality or availability of our products could cause our revenue to decrease and our costs to increase, damage our reputation in the marketplace and subject us to damage claims from our customers.

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

International sales accounted for more than 30% of our total revenue in each of the years ended December 31, 2002, 2001 and 2000 and in the six months ended June 30, 2003. We may need to tailor or “localize” our products in order to compete in particular international markets and to comply with foreign laws. We may not be able to develop, market and distribute localized versions of our products in a timely manner or at all. In addition, there are certain risks inherent in doing business internationally, including:

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

If we fail to protect our rights in our proprietary technology, then competitors may use our technology, which could weaken our competitive position and reduce our revenue. We rely on a combination of patent, trade secret, copyright and trademark laws, software licenses, nondisclosure agreements and technical measures to protect our proprietary technology. However, despite our efforts to protect our proprietary rights, unauthorized third parties may nonetheless succeed at:

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

From time to time, we have been involved in disputes with third parties who allege that our products may infringe their intellectual property rights. Any litigation carries a number of significant risks, including:

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

During 2001, we issued 7% convertible subordinated debentures due October 17, 2004 with an aggregate principal amount of $80.0 million, together with warrants to purchase an aggregate of approximately 0.9 million shares of our common stock. At any time and at their option, each holder may convert any outstanding debentures into shares of our common stock at a conversion price of $13.745 per share, which upon conversion of all of the outstanding debentures would result in the issuance of approximately 5.8 million shares of our common stock. The holders of the warrants issued with the debentures may exercise the warrants at any time until October 17, 2006 at an exercise price of $13.745 per share. The conversion price of the debentures and the exercise price of the warrants may be adjusted under certain circumstances, such as events that would cause dilution of the holder’s interest. We may redeem all or a portion of the debentures for cash as long as the arithmetic average of the weighted average price of our common stock on each trading day during the fifteen trading day period immediately prior to the election to redeem is at least 150% of the conversion price. The conversion feature was not exercisable at June 30, 2003. If the 7% convertible debentures are redeemed in part or total before their maturity date, we will record a non cash charge for unamortized deferred financing costs and the unamortized value of the warrants. At June 30, 2003, unamortized deferred financing costs were $2.1 million and the unamortized value of the warrants was $1.8 million. Interest is payable in cash semi-annually at a fixed rate of 7% per annum, and therefore we believe we have no interest rate exposure with these debentures.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures – Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended), which are designed to ensure that information required to be disclosed in our Securities and Exchange Commission reports is properly and timely recorded, processed, summarized and reported. The officers concluded that these controls and procedures are operating in an effective manner as of June 30, 2003.

Changes in internal controls – There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

By notice dated January 23, 2002, the Securities and Exchange Commission (“SEC”) notified us that it was conducting a formal investigation. On July 23, 2003 we and the SEC announced a settlement agreement under which we, while neither admitting or denying any wrongdoing, agreed to an SEC order that we will not violate the antifraud provisions of the federal securities laws. No monetary penalty was assessed against us, and no penalties were assessed against the company’s officers. This matter is now concluded.

On or about February 2, 2001, Leon Stambler filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., First Data Corporation, Openwave Systems Inc., and Omnisky Corporation, Case Number 01-0065. In his complaint, Mr. Stambler alleged that certain products marketed by each of the defendants infringed various patents that he owns, and he sought unspecified damages as well as a preliminary and permanent injunction enjoining the defendants from infringing the claims asserted. The trial took place in March 2003, and the jury determined that our products did not infringe Mr. Stambler’s patents. On April 17, 2003, the court entered final judgment in our favor on all claims of non-infringement. In May 2003, Mr. Stambler filed a motion asking the court to set aside the jury’s verdict. We have opposed Mr. Stambler’s motion. We believe that the final disposition of this matter will not have a material adverse effect on our continuing operations and consolidated financial position.

On or about December 20, 2001, France Telecom and Telediffusion de France (“FT”) filed a Request for Arbitration with the International Court of Arbitration. FT claims that we breached a license agreement with FT and seeks unspecified damages including a payment in excess of $20.0 million plus the legal fees and other costs associated with the arbitration. FT then increased its demand for payment to $110.0 million. The arbitration took place in June 2003, and we expect the arbitrator to make a final, binding decision in the fourth quarter of 2003. We believe that FT’s claims are without merit. In a related matter, FT has also filed a patent infringement suit in Delaware against Novell, Inc., one of our licensees. In August 2002, we signed a letter agreement with Novell agreeing that if a court requires Novell to pay FT damages, we will reimburse Novell for 50% of the damages, up to a maximum payment of $2.5 million by us. If the damages payable by Novell exceed $5.0 million, then the indemnification provisions of our license agreement with Novell will govern our indemnification obligations. Although we believe that FT’s claims against Novell are without merit, we cannot predict the ultimate outcome of this matter. However, we believe that neither the disposition of our arbitration with FT nor the disposition of the litigation between Novell and FT will have a material adverse effect on our continuing operations and consolidated financial position.

From time to time, we have been named as a defendant in other legal actions arising from our normal business activities, which we believe will not have a material adverse effect on us or our business.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 20, 2003, our stockholders took the actions listed below. There were 57,546,164 shares of our common stock issued, outstanding and eligible to vote at the record date of March 25, 2003. The results of the voting for each matter are set forth below; there were no broker non-votes for any of the matters.

Our stockholders elected Robert P. Badavas, Arthur W. Coviello, Jr. and James K. Sims as Class III Directors to serve for the next three years until the 2006 annual meeting of stockholders. The other members of our Board of Directors whose terms of office continued after the Annual Meeting were Richard A. DeMillo, Richard L. Earnest, Taher Elgamal, Gloria C. Larson, Joseph B. Lassiter, III and Charles R. Stuckey, Jr. The results of the voting were as follows:

Director:	Votes For:	Votes Withheld:

Robert P. Badavas	48,687,020	2,378,005
Arthur W. Coviello, Jr.	49,152,187	1,912,838
James K. Sims	37,348,472	13,716,553

Our stockholders approved an amendment to our 1994 Employee Stock Purchase Plan, as amended, to increase the number of shares of our common stock that we may issue under the plan from 2,100,000 to 3,100,000 shares. The results of the voting were as follows:

Votes For:	Votes Against:	Abstentions:

48,727,853	2,276,991	60,181

Our stockholders ratified the appointment of Deloitte & Touche LLP as our independent auditors for the year ending December 31, 2003. The results of the voting were as follows:

Votes For:	Votes Against:	Abstentions:

49,907,132	1,103,473	54,420

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

See the Exhibit Index attached to this Report.

(b)  Reports on Form 8-K:

On April 10, 2003, we filed a Current Report on Form 8-K reporting our financial results for the first quarter ended March 31, 2003.

On May 5, 2003, we filed a Current Report on Form 8-K furnishing our presentation entitled e-Security Solutions for Competitive Advantage dated May 2, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSA SECURITY INC.

/s/ JEFFREY D. GLIDDEN Jeffrey D. Glidden
Senior Vice President, Finance and Operations,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Dated: July 29, 2003

EXHIBIT INDEX

ITEM	DESCRIPTION

10.1	1994 Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Appendix B to our Definitive Schedule 14A filed April 9, 2003.

31.1	Certification of our CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of our CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of our CEO and CFO pursuant to 18 U.S.C. §1350.

99.1	Trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Charles R. Stuckey, Jr. on May 21, 2003.

99.2	Amended Written Plan for Trading of Securities, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Vivian M. Vitale on May 14, 2003.