Form 10-Q
period 2003-09-30
RSA SECURITY INC/DE/
filed 2003-10-31
CIK 932064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X]     No [  ]

As of October 23, 2003, there were outstanding 60,183,866 shares of the Registrant’s Common Stock, $0.01 par value per share.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X]     No [  ]

RSA SECURITY INC.
FORM 10-Q
For the Quarter Ended September 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$191,183	$103,030
Accounts receivable (less allowance for doubtful accounts of $1,906 in 2003 and $2,494 in 2002)	30,777	35,666
Inventory	4,139	2,334
Prepaid expenses and other assets	6,134	7,974
Refundable income taxes	5,804	57,643
Deferred taxes	3,842	3,829

Total current assets	241,879	210,476

Property and equipment, net	68,955	74,928
Other assets
Goodwill	188,372	191,742
Investments	—	1,400
Other	3,980	5,854

Total other assets	192,352	198,996

Total assets	$503,186	$484,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,784	$6,966
Accrued payroll and related benefits	12,731	11,256
Accrued expenses and other liabilities	16,193	17,543
Current portion of accrued restructurings	10,661	12,163
Income taxes accrued and payable	35,188	33,484
Deferred revenue	31,186	33,170

Total current liabilities	112,743	114,582

Deferred taxes, long-term	1,592	1,592
Accrued restructurings, long-term	20,902	27,315
Convertible debentures	78,525	77,477

Total liabilities	213,762	220,966

Commitments and Contingencies
Stockholders’ equity
Common stock, $0.01 par value; authorized, 300,000,000 shares; issued, 62,144,158 shares; outstanding, 60,177,370 and 57,066,695 shares in 2003 and 2002, respectively	621	621
Additional paid-in capital	8,288	100,824
Retained earnings	363,115	354,496
Treasury stock, at cost; 1,966,788 and 5,077,463 shares in 2003 and 2002, respectively	(81,530)	(190,554)
Accumulated other comprehensive loss	(1,070)	(1,953)

Total stockholders’ equity	289,424	263,434

Total liabilities and stockholders’ equity	$503,186	$484,400

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenue
Products	$47,810	$43,322	$140,385	$124,237
Maintenance and professional services	16,652	15,706	48,743	46,826

Total revenue	64,462	59,028	189,128	171,063

Cost of revenue
Products	7,744	9,004	23,431	24,579
Maintenance and professional services	5,194	5,428	15,710	16,645
Amortization of technology related intangible assets	—	1,647	—	4,940

Total cost of revenue	12,938	16,079	39,141	46,164

Gross profit	51,524	42,949	149,987	124,899

Costs and expenses
Research and development	13,632	13,036	39,548	42,292
Marketing and selling	23,345	23,757	69,389	77,306
General and administrative	7,976	7,725	25,901	22,532
Restructurings	—	2,722	—	29,803
Amortization of intangible assets	—	890	—	2,447

Total	44,953	48,130	134,838	174,380

Income (loss) from operations	6,571	(5,181)	15,149	(49,481)
Interest expense and other	(1,790)	(1,951)	(5,510)	(6,231)
(Loss) income from investing activities	(74)	(5,115)	1,488	(18,548)

Income (loss) before provision (benefit) for income taxes	4,707	(12,247)	11,127	(74,260)
Provision (benefit) for income taxes	1,059	(4,027)	2,506	(27,279)

Net income (loss)	$3,648	$(8,220)	$8,621	$(46,981)

Basic earnings (loss) per share
Per share amount	$0.06	$(0.14)	$0.15	$(0.83)

Weighted average shares	59,248	56,696	58,213	56,553

Diluted earnings (loss) per share
Per share amount	$0.06	$(0.14)	$0.14	$(0.83)

Weighted average shares	59,248	56,696	58,213	56,553
Effect of dilutive equity instruments	3,838	—	3,173	—

Adjusted weighted average shares	63,086	56,696	61,386	56,553

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2003	2002

Cash flows from operating activities
Net income (loss)	$8,621	$(46,981)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,638	12,635
Amortization of intangible assets	—	7,387
Non cash restructuring	—	5,081
Amortization of convertible debentures deferred financing costs	1,204	1,204
Non cash warrant accretion	1,048	1,029
(Income) loss from investing activities	(1,508)	1,766
Investment valuation and impairment	20	16,782
Deferred taxes	(14)	(2,900)
Increase (decrease) in cash from changes in:
Accounts receivable	6,482	22,738
Inventory	(1,633)	3,676
Prepaid expenses and other assets	2,038	3,808
Accounts payable	(365)	3,379
Accrued payroll and related benefits	1,114	(2,289)
Accrued expenses and other liabilities	(1,538)	(1,737)
Accrued restructurings	(7,514)	11,443
Refundable income taxes and income taxes accrued and payable	53,478	(2,435)
Deferred revenue	(3,313)	1,460

Net cash provided by operating activities	67,758	36,046

Cash flows from investing activities
Proceeds from sale of marketable securities	—	1,150
Purchases of property and equipment	(2,877)	(5,043)
Sale of investments	3,009	200
Acquisitions and related proceeds (costs)	3,370	(3,684)
Other	810	147

Net cash provided by (used for) investing activities	4,312	(7,230)

Cash flows from financing activities
Proceeds from exercise of stock options and purchase plans	16,491	3,538
Other	—	(18)

Net cash provided by financing activities	16,491	3,520

Effect of exchange rate changes on cash and cash equivalents	(408)	(2,075)

Net increase in cash and cash equivalents	88,153	30,261
Cash and cash equivalents, beginning of period	103,030	61,946

Cash and cash equivalents, end of period	$191,183	$92,207

     Cash payments for income taxes were $1,181 and $150 for the nine months ended September 30, 2003 and 2002, respectively. Cash payments for interest expense were $5,699 and $3,947 for the nine months ended September 30, 2003 and 2002, respectively.

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

Allowance for Doubtful Accounts – The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Bad debt expense is included in marketing and selling expenses in the condensed consolidated statements of operations. The allowance for doubtful accounts is included in accounts receivable in the condensed consolidated balance sheets and was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Balance, beginning of period	$2,029	$2,393	$2,494	$2,659
Provision for bad debt expense	—	375	—	2,422
Deductions	(227)	(485)	(1,299)	(3,269)
Recoveries of accounts previously written off	104	26	711	497

Balance, end of period	$1,906	$2,309	$1,906	$2,309

Warranty Policy – The Company’s standard practice is to provide a warranty on all RSA SecurID® hardware authenticators for the customer selected programmed life of the authenticator (generally two to five years) and to replace any defective authenticators (other than authenticators damaged by a user’s abuse or alteration) free of charge. The Company sells its other products to customers with a warranty for product defects for a specified period, generally ninety days. The Company provides reserves for warranty expenses (a component of product cost of revenue) based on historical failure and defective return rates. Each quarter, the estimate of warranty and defective return obligations, including the assumptions about estimated failure and return rates, is reevaluated.

In the fourth quarter of 2002 and continuing through the quarter ended September 30, 2003, the Company’s quarterly analysis of historical failure and defective return rates indicated that certain authenticators produced between 2000 and 2002 were subject to higher defect and failure rates. Provisions for warranty expense have increased accordingly. The Company will continue to monitor warranty claims and reevaluate its estimate of warranty and defective return obligations in future periods, which may result in the Company recording additional warranty expense.

The Company monitors warranty claims and addresses defects through its quality and design processes, which are managed by its product engineering, quality control and technical support organizations. During the last several years, the Company has increased resources and initiated new programs to build an expanded family of high performance authentication solutions. These programs have resulted in the redesign and re-engineering of authenticator products to improve performance and reliability by incorporating new microprocessors, electronics, firmware and batteries with longer life.

Accrued warranty reserve is included in accrued expenses and other liabilities in the condensed consolidated balance sheets and was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Balance, beginning of period	$2,521	$376	$1,566	$124
Provision for warranty expense	1,177	215	3,288	1,371
Deductions	(492)	(179)	(1,648)	(1,083)

Balance, end of period	$3,206	$412	$3,206	$412

Income Taxes – The Company provides for income taxes for interim periods based on the estimated effective tax rate for the full year. The Company records cumulative adjustments to tax provisions in the interim period in which a change in the estimated annual effective rate is determined.

Earnings (Loss) Per Share – The Company computes basic earnings (loss) per share using the weighted average number of its shares of common stock outstanding. The Company computes diluted earnings per share using the weighted average number of its shares of common stock outstanding plus the effect of potential outstanding shares, including options and warrants, using the “treasury stock” method. In 2002 diluted loss per share excludes the effect of equity instruments including convertible debentures, options and warrants, as such instruments are antidilutive.

Stock-Based Compensation Plans – The Company accounts for stock-based compensation cost using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company gives no accounting recognition to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including the tax benefits realized, if any, are credited to stockholders’ equity.

Stock-Based Compensation Plans Pro Forma Disclosure — Had the Company recognized compensation expense for its stock option and purchase plans based on the fair value for awards under those plans in accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” pro forma net loss and pro forma net loss per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income (loss) as reported	$3,648	$(8,220)	$8,621	$(46,981)
Less: stock based compensation expense determined under fair value method for all awards, net of related tax effects	(9,000)	(5,835)	(26,964)	(27,397)

Pro forma net loss	$(5,352)	$(14,055)	$(18,343)	$(74,378)

Net income (loss) per share:
Basic earnings (loss) per share – as reported	$0.06	$(0.14)	$0.15	$(0.83)

Basic loss per share – pro forma	$(0.09)	$(0.25)	$(0.32)	$(1.32)

Diluted earnings (loss) per share – as reported	$0.06	$(0.14)	$0.14	$(0.83)

Diluted loss per share – pro forma	$(0.09)	$(0.25)	$(0.32)	$(1.32)

The Company estimated the fair values used to compute pro forma net loss and pro forma net loss per share as the fair value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Stock Option Plans:
Risk-free interest rate	2.4%	3.8%	2.5%	3.8%
Expected life of option grants (years)	4.0	4.4	4.1	4.4
Expected volatility of underlying stock	90.0%	90.0%	90.0%	90.0%
Expected dividend payment rate	0.0%	0.0%	0.0%	0.0%
Expected forfeiture rate	7.5%	7.5%	7.5%	7.5%
Weighted average fair value of stock options granted	$7.70	$3.11	$4.33	$3.11
Employee Stock Purchase Plan:
Risk-free interest rate	1.2%	1.7%	1.2%	1.7%
Expected life of option grants (years)	0.5	0.5	0.5	0.5
Expected volatility of underlying stock	112.0%	112.0%	112.0%	112.0%
Expected dividend payment rate	0.0%	0.0%	0.0%	0.0%
Weighted average fair value of stock options granted	$2.41	$2.14	$2.41	$2.14

Reclassification – Certain previously disclosed and prior year amounts have been reclassified to conform to the 2003 presentation, including amortization of technology related intangible assets of $1,647 and $4,940 for the three and nine months ended September 30, 2002, respectively, has been reclassified from operating expenses to cost of revenue.

New Accounting Pronouncements – Interpretation No. 46 – In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 will require identification of the Company’s participation in variable interest entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosure requirements regarding interests in VIE that are deemed significant, even if consolidation is not required. FIN 46 applies to interim periods ending after December 15, 2003. The Company believes the adoption of FIN 46 will not require the consolidation of the Company’s investment in Crosby Finance, LLC and therefore will not have a significant impact on its consolidated financial position or results of operations.

EITF No. 00-21 – In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company’s adoption of EITF No. 00-21 did not have a significant impact on its consolidated financial position or results of operations.

2. Investments and Financial Instruments

Income (loss) from investing activities includes the following gains (losses):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Gain on sale of marketable securities	—	—	—	$835
Gain (loss) on sale of investments	—	—	$1,508	(2,600)
Decrease in fair value of Crosby Finance, LLC	$(74)	$(115)	(20)	(6,883)
Investment valuation impairment charges	—	(5,000)	—	(9,900)

Total income (loss) from investing activities	$(74)	$(5,115)	$1,488	$(18,548)

The Company holds a 99% interest in Crosby Finance, LLC (“Crosby”), a bankruptcy-remote, qualified special purpose entity, established specifically to securitize shares of VeriSign, Inc. (“VeriSign”) common stock. At September 30, 2003, Crosby held 2,027,325 shares of VeriSign common stock and a variable delivery forward contract (“VDF”). The VDF contract entitles Crosby to receive cash proceeds of up to $35,336 if the market price of VeriSign common stock on January 3, 2006 is at least $87.16 per share. The closing price of VeriSign’s common stock on The NASDAQ National Market on September 30, 2003 was $13.46 per share.

The carrying amount of the Company’s 99% interest in Crosby was $166 and $186 at September 30, 2003 and December 31, 2002, respectively, and is included in other assets on the consolidated balance sheets. The Company is carrying its interest at fair value with all changes in fair value reported in income from investing activities in the condensed consolidated statements of operations. The Company determines the fair value of its interest in Crosby based on the fair value of Crosby’s right to potentially receive additional cash proceeds upon maturity of the VDF. The decrease in the fair value of the Company’s interest in Crosby was $74 and $20 for the three and nine months ended September 30, 2003, respectively.

Crosby has no liability or obligation to its members or to the counterparty to the VDF contract other than to deliver the shares of VeriSign common stock to the counterparty upon maturity of the VDF contract and to distribute the cash proceeds, if any, to its members. After settlement of the VDF in January 2006, Crosby will dissolve.

3. Line of Credit

The Company has a $10,000 line of credit agreement with a major financial institution that expires on June 30, 2004, and which contains annual extension provisions. Borrowing availability is reduced by letters of credit issued for purposes such as collateralizing real estate rental agreements. As of September 30, 2003, the Company had $7,898 of borrowing availability under this line of credit. Borrowings under this agreement will bear interest, at the Company’s option, at either fixed or variable rates linked to either the London Interbank Offered Rate or the Prime Rate. Cash deposits of the Company collateralize borrowings.

4. Comprehensive Income (Loss)

Comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income (loss)	$3,648	$(8,220)	$8,621	$(46,981)
Change in unrealized gain on marketable securities	—	—	—	(422)
Foreign currency translation adjustments	265	(387)	882	(1,262)
Unrealized gain (loss) on foreign currency derivative instruments	—	58	—	(30)

Comprehensive income (loss)	$3,913	$(8,549)	$9,503	$(48,695)

5. Earnings (Loss) Per Share

Equity instruments that were considered antidilutive and therefore were not included in the computation of diluted earnings or loss per share include the following shares of the Company’s common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Employee stock options	6,490,898	17,221,232	5,388,827	17,221,232
Convertible debentures	5,820,298	5,820,298	5,820,298	5,820,298
Common stock warrants	873,045	873,045	873,045	873,045

6. Restructurings

During 2002 and 2001, the Company evaluated and initiated restructuring actions in order to consolidate some of its operations, enhance operational efficiency and reduce expenses. These actions resulted in the Company recording six separate restructuring charges based upon separate and distinct plans, the total of which resulted in total restructuring charges of $56,036 and $19,956 for the years ended December 31, 2002 and 2001, respectively. The Company continues to monitor and assess its facility obligations, the real estate market and its operating expenses. Restructuring charges were zero and $2,722 for the three months ended September 30, 2003 and 2002, respectively, and were zero and $29,803 for the nine months ended September 30, 2003 and 2002, respectively.

Restructuring charges recorded during 2002 and 2001 consist of facility exit costs, including impairment of leasehold improvements and furniture and fixtures, costs associated with the sale and liquidation of the Company’s Swedish development operations, and severance and other costs associated with the reduction of employee headcount.

Restructuring charges accrued and unpaid at September 30, 2003 were as follows:

			Liquidation of
			Sweden
	Facility Exit	Severance	Development	Other Direct
	Costs	Costs	Operations	Costs	Total

Balance at January 1, 2003	$36,811	$1,397	$618	$652	$39,478
Payments	(6,508)	(579)	(428)	—	(7,515)
Write offs	(400)	—	—	—	(400)

Total payments and write offs	(6,908)	(579)	(428)	—	(7,915)

Balance at September 30, 2003	$29,903	$818	$190	$652	$31,563

The Company expects to pay the remaining restructuring costs accrued at September 30, 2003 as follows:

Three months ending December 31, 2003	$2,652
Year ending December 31, 2004	10,594
Year ending December 31, 2005	8,995
Year ending December 31, 2006	6,313
Year ending December 31, 2007	1,643
Year ending December 31, 2008 and thereafter	1,366

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

Prior to January 1, 2003, the Company reported two segments, e-Security Solutions and RSA Capital. The Company has modified its segment disclosure to reflect the divestiture of substantially all of its investments held in RSA Capital and the reduction of resources allocated to RSA Capital. Accordingly, the Company began reporting one segment, the e-Security Solutions segment, after January 1, 2003. The Company has revised its segment disclosure to conform to the current period presentation.

The Company’s operations are conducted throughout the world. Operations in the United States represent more than 10% of revenue and income (loss) from operations. The Company’s operations in other countries have been grouped by regional area below. The following tables present information about e-Security Solutions revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Product and service groups
Enterprise solutions	$57,114	$53,444	$170,861	$151,729
Developer solutions	7,348	5,584	18,267	19,334

	$64,462	$59,028	$189,128	$171,063

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Product and service groups
United States	$37,581	$36,991	$112,952	$102,743
Europe and other	18,918	17,469	57,079	51,947
Asia Pacific	7,963	4,568	19,097	16,373

	$64,462	$59,028	$189,128	$171,063

During the second quarter of 2003, two of the Company’s distributors merged in a business combination. The combined revenue from the two distributors accounted for 9% of total revenue for the three months ended September 30, 2003.

The tables below present information about the Company’s long lived assets by regional area:

	At September 30, 2003

			Europe and
	Total	United States	Other	Asia Pacific

Property and equipment, net	$68,955	$37,493	$28,436	$3,026
Goodwill	188,372	188,372	—	—
Other assets	3,980	2,418	66	1,496

	At December 31, 2002

			Europe and
	Total	United States	Other	Asia Pacific

Property and equipment, net	$74,928	$42,680	$29,036	$3,212
Goodwill	191,742	191,742	—	—
Other assets	5,854	3,985	154	1,715

8. Litigation

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

On or about December 20, 2001, France Telecom and Telediffusion de France (“FT”) filed a Request for Arbitration with the International Court of Arbitration. FT claims that the Company breached a license agreement with FT and seeks unspecified damages including a payment in excess of $100,000 plus the legal fees and other costs associated with the arbitration. The arbitration took place in June 2003, and the Company expects the arbitrator to make a final, binding decision in the fourth quarter of 2003. The Company believes that FT’s claims are without merit. In a related matter, FT has also filed a patent infringement suit in Delaware against Novell, Inc., one of the Company’s licensees. In August 2002, the Company signed a letter agreement with Novell agreeing that if a court requires Novell to pay FT damages, the Company will reimburse Novell for 50% of the damages, up to a maximum payment of $2,500 by the Company. If the damages payable by Novell exceed $5,000, then the indemnification provisions of the Company’s license agreement with Novell will govern the Company’s indemnification obligations. Although the Company believes that FT’s claims against Novell are without merit, the Company cannot predict the ultimate outcome of this matter. However, the Company believes that neither the disposition of its arbitration with FT nor the disposition of the litigation between Novell and FT will have a material adverse effect on its continuing operations and consolidated financial position.

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

Overview

RSA Security Inc. is a leading provider of e-security solutions. With thousands of customers around the globe, we provide interoperable solutions for establishing online identities, access rights and privileges for people, applications and devices. Built to work seamlessly and transparently in the complex environments of our customers, our comprehensive portfolio of identity and access management solutions - including authentication, Web access management and developer solutions – are designed to allow customers to confidently exploit new technologies for competitive advantage. We sell our two-factor user authentication, Web access management and encryption products and solutions to corporate enterprise users seeking turnkey security solutions, and to original equipment manufacturers, developers and corporate enterprise users seeking software development components for embedding security in a range of software applications or hardware devices.

Through our e-Security Solutions segment, we derive our operating revenue primarily from two distinct product groups: Enterprise solutions, which includes RSA SecurID® authenticators, RSA ACE/Server® software, RSA ClearTrust® software, RSA Keon® software, and maintenance and professional services associated with those products; and Developer solutions, which includes RSA BSAFE® encryption software and protocol products, RSA Keon components, and maintenance and professional services associated with those products.

We believe sales of our products will be driven by the trend of enterprises permitting remote access to internal resources and Web-enabling of existing applications. Sales of our RSA SecurID authenticator products continue to generate substantial revenue for us, while our less mature Enterprise software products are building revenue and market share. We believe the decrease in the number of technology companies funding development and the availability of free, “open source” products that compete with our RSA BSAFE product line continue to put pressure on our Developer solutions revenue. We believe our product line synergies and strength of our customer base create opportunities to sell additional products to existing customers. However, information technology spending has sharply decreased in the past two years and information technology budgets remain constrained, which has had and could continue to have a direct effect on the sale of our products.

Our Enterprise solutions customers typically place an initial order for a limited number of users, for either our RSA SecurID authenticators or any of our software products, and deploy additional authenticators or software licenses as their need for our products within their enterprise increases. Authenticators have a programmed life of two to five years, and as they expire, our customers typically place additional orders for replacement authenticators. We typically base our RSA ACE/Server, RSA Keon and RSA ClearTrust software license fees on the number of users authorized under each customer’s license. In most cases, customers will also enter into an annual customer support agreement for their software license at the time of initial purchase and renew this support agreement annually. Our support agreement entitles our customers to software license upgrades and telephone support.

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

We distribute our products through direct sales to end user customers, and through indirect sales, including sales to resellers and distributors that we ship directly to the end user customer and sales to distributors for stocking purposes. For the three months ended September 30, 2003, approximately 51% of our revenue was from sales to resellers and distributors shipped directly to the end user, approximately 42% of our revenue was from direct sales to end user customers, and approximately 7% of our revenue was from sales to stocking distributors. Our stocking distributors provide us with inventory level and point of sale reports on a monthly basis. Based upon these reports we estimate that our stocking distributors typically hold approximately four weeks of inventory on hand in the distribution channel.

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

Prior to January 1, 2003, we reported two segments, e-Security Solutions and RSA Capital. We have modified our segment disclosure to reflect the divestiture of substantially all of our investments held in RSA Capital and the reduction of resources allocated to RSA Capital. Accordingly, we began reporting one segment, the e-Security Solutions segment, after January 1, 2003. We have revised our segment disclosure to conform to the current period presentation.

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

We do not generally include acceptance provisions in arrangements with customers; however, if an arrangement includes an acceptance provision, we recognize revenue upon the customer’s acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

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

We recognize revenue allocated to professional service elements as the services are performed. When the customization is essential to the functionality of the licensed software, then both the software license and professional services revenue are recognized under the percentage of completion method, which requires revenue to be recognized as a percentage of the project completed. We recognize revenue and gross profit using labor hours as an input measure of progress to completion on these arrangements.

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

Allowance for Doubtful Accounts – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable and the composition of the accounts receivable aging, historical bad debts, and current economic trends and other known factors when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on our financial position and results of operations. We record recoveries of accounts previously written off as uncollectible as increases to the allowance for doubtful accounts.

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

In the fourth quarter of 2002 and continuing through the quarter ended September 30, 2003, our quarterly analysis of historical failure and defective return rates indicated that certain authenticators produced between 2000 and 2002 were subject to higher defect and failure rates. Provisions for warranty expense have accordingly increased. We will continue to monitor warranty claims and reevaluate our estimate of warranty and defective return obligations in future periods, which may result in our recording additional warranty expense.

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

Income Taxes – The preparation of our consolidated financial statements requires us to estimate our income taxes in each of the jurisdictions in which we operate, including those outside the United States which may be subject to certain risks that ordinarily would not be expected in the United States. A change in our estimate of income by jurisdiction could cause a change in our annual effective tax rate. The income tax accounting process involves our estimating our actual current exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We must then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a valuation allowance of $25.4 million as of September 30, 2003 due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of acquisition related net operating losses carried forward. We base the valuation allowance on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. If actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance, which could materially impact our consolidated financial position and results of operations.

Valuation of Goodwill and Other Intangible Assets – In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and earnings and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. We will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. We generally determine fair value based on estimated discounted future cash flows or a market multiple valuation method. Any such impairment charge could be significant and could have a material adverse effect on our consolidated financial position and results of operations. We perform an annual test for impairment as of November 30 of each year and, if events or circumstances occur that would more likely than not reduce the fair value of the goodwill below its carrying amount, will perform an interim impairment test. At September 30, 2003, we had approximately $188.4 million of goodwill, which accounted for approximately 37% of our total assets. Any goodwill impairment test could result in a decrease to the carrying value of goodwill and could have a material effect on our results of operations and consolidated financial position.

Restructurings – During 2002 and 2001, we initiated consolidation of certain operations in order to enhance operational efficiency and reduce expenses, and recorded significant restructuring charges in connection with these actions. Restructuring charges totaled $56.0 million and $20.0 million for 2002 and 2001, respectively. These restructuring charges require us to make estimates based upon real estate market conditions, rental rates, future corporate requirements, general economic conditions and future estimated cash flows. Included in the restructuring charges recorded in 2002 are facility exit costs of $44.0 million, which represents estimated shortfalls of sublease rental income compared to lease payments due through 2009 under certain exited facilities lease agreements, impaired leasehold improvements and furniture and fixtures, and other associated facilities expenses. We base estimates related to anticipated sublease market rates for excess facilities on assumptions regarding the time period required to locate and contract with suitable subtenants and base these assumptions on market trend information analysis. If the assumptions for these estimates change due to changes in the real estate and sublease markets, or due to the terms of sublease agreements that we have obtained, the ultimate restructuring expenses for these facilities could vary by material amounts, and could cause us to record additional or revise previously recorded restructuring charges in future reporting periods.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of our total revenue:

	Percentage of		Percentage of
	Total Revenue		Total Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue
Products	74.2	73.4	74.2	72.6
Maintenance and professional services	25.8	26.6	25.8	27.4

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue
Products	12.0	15.2	12.4	14.4
Maintenance and professional services	8.1	9.2	8.3	9.7
Amortization of technology related intangible assets	—	2.8	—	2.9

Total cost of revenue	20.1	27.2	20.7	27.0

Gross margin	79.9	72.8	79.3	73.0

Costs and expenses
Research and development	21.1	22.1	20.9	24.7
Marketing and selling	36.2	40.3	36.7	45.2
General and administrative	12.4	13.1	13.7	13.2
Restructurings	—	4.6	—	17.4
Amortization of intangible assets	—	1.5	—	1.4

Total	69.7	81.6	71.3	101.9

Income (loss) from operations	10.2	(8.8)	8.0	(28.9)
Interest expense and other	(2.8)	(3.2)	(2.9)	(3.6)
Income (loss) from investing activities	(0.1)	(8.7)	0.8	(10.9)

Income (loss) before provision (benefit) for income taxes	7.3	(20.7)	5.9	(43.4)
Provision (benefit) for income taxes	1.6	(6.8)	1.3	(15.9)

Net income (loss)	5.7%	(13.9)%	4.6%	(27.5)%

Revenue

The following tables set forth the amount, percentage of total revenue and percentage increase (decrease) of our revenue by product group, product type and product line:

	Three Months Ended		Three Months Ended
	September 30, 2003		September 30, 2002
					Percentage
($ in millions)	Revenue	Percentage	Revenue	Percentage	Increase

Product group:
Enterprise solutions	$57.1	88.5%	$53.4	90.59%	6.9%
Developer solutions	7.4	11.5%	5.6	9.4%	32.1%

Total	$64.5	100.0%	$59.0	100.0%	9.3%

Product type:
Authenticators	$31.6	49.0%	$29.3	49.7%	7.8%
Software products	16.2	25.1%	14.0	23.7%	15.7%
Maintenance and professional services	16.7	25.9%	15.7	26.6%	6.4%

Total	$64.5	100.0%	$59.0	100.0%	9.3%

Product line:
Authentication products	$54.3	84.2%	$51.7	87.6%	5.0%
Encryption products	7.4	11.5%	5.3	9.0%	39.6%
Web access management products	2.8	4.3%	2.0	3.4%	40.0%

Total	$64.5	100.0%	$59.0	100.0%	9.3%

	Nine Months Ended		Nine Months Ended
	September 30, 2003		September 30, 2002		Percentage
					Increase
($ in millions)	Revenue	Percentage	Revenue	Percentage	(Decrease)

Product group:
Enterprise solutions	$170.8	90.3%	$151.8	88.7%	12.5%
Developer solutions	18.3	9.7%	19.3	11.3%	(5.2)%

Total	$189.1	100.0%	$171.1	100.0%	10.5%

Product type:
Authenticators	$93.9	49.7%	$80.4	47.0%	16.8%
Software products	46.5	24.6%	43.9	25.6%	5.9%
Maintenance and professional services	48.7	25.7%	46.8	27.4%	4.1%

Total	$189.1	100.0%	$171.1	100.0%	10.5%

Product line:
Authentication products	$161.6	85.5%	$147.4	86.1%	9.6%
Encryption products	18.1	9.6%	18.3	10.7%	(1.1)%
Web access management products	9.4	4.9%	5.4	3.2%	74.1%

Total	$189.1	100.0%	$171.1	100.0%	10.5%

The following tables set forth the amount, percentage of total revenue and percentage increase of revenue by regional area:

	Three Months Ended		Three Months Ended
	September 30, 2003		September 30, 2002
					Percentage
($ in millions)	Revenue	Percentage	Revenue	Percentage	Increase

United States	$37.6	58.3%	$37.0	62.7%	1.6%
Europe and other	18.9	29.3%	17.4	29.6%	8.6%
Asia Pacific	8.0	12.4%	4.6	7.7%	73.9%

Total	$64.5	100.0%	$59.0	100.0%	9.3%

	Nine Months Ended		Nine Months Ended
	September 30, 2003		September 30, 2002
					Percentage
($ in millions)	Revenue	Percentage	Revenue	Percentage	Increase

United States	$113.0	59.8%	$102.8	60.0%	9.9%
Europe and other	57.0	30.1%	51.9	30.4%	9.8%
Asia Pacific	19.1	10.1%	16.4	9.6%	16.5%

Total	$189.1	100.0%	$171.1	100.0%	10.5%

We believe the increase in total revenue in the third quarter of 2003 as compared to the third quarter of 2002 was primarily attributable to businesses continuing the trend toward permitting remote access to internal resources and Web-enabling existing applications. We believe our identity and access management solutions promote our product synergies and will enable us to generate additional revenue by selling additional products to existing customers, as well as to new customers. However, information technology budgets continue to be constrained, and the continued uncertainty in the economy may affect revenue generated from the sales of our products in future quarters.

Our RSA SecurID authentication product line generates a substantial portion of our revenue. Authenticators units sold, in thousands of units, were as follows:

			Percentage
	2003	2002	increase

Three months ended September 30,	764	658	16.1%
Nine months ended September 30,	2,207	1,898	16.3%

The 16.1% increase in number of units sold, partially offset by a 2.4% decrease in the average selling price in the third quarter of 2003 as compared to the third quarter of 2002, resulted in increased revenue from our RSA SecurID authentication product line.

The increase in Developer solutions and encryption revenue during the third quarter of 2003 as compared to the third quarter of 2002 was primarily due to an increase in our Developer solutions revenue in Japan in the third quarter of 2003. We believe the decrease in the number of technology companies funding development of new information technology products, and the availability of free, “open source” products that compete with our RSA BSAFE product line continue to put pressure on our Developer solutions revenue results. We currently believe our Developer solutions revenue will be 8% to 10% of our total revenue over the next twelve months.

Our revenue from the technology and telecommunications vertical markets increased during the third quarter of 2003 as compared to the third quarter of 2002, which contributed to our increased revenue in the third quarter of 2003. In addition, we believe the increase in our revenue during the third quarter of 2003 can be attributable in part to the continued adoption of our authentication products by an increasing number of small and mid size businesses.

We believe that as the United States government proceeds with its agenda of increasing awareness of cyber-security issues and its focus on homeland security, we will benefit with increased revenue. We believe the government sector of our business may increase in the future as government agencies seek e-security partners in order to execute their cyber-security agenda. However, revenue from the government sector of our business was flat during the third quarter of 2003 as the United States government continued to defer its information technology spending. We believe our revenue from the healthcare and financial services markets will continue to increase due to required compliance with industry-specific privacy and security laws and standards.

Gross Profit and Margin

The following tables set forth the gross profit and gross margin for products and maintenance and professional services:

	Three Months Ended September 30,
	2003		2002

($ in millions)	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Products (1)	$40.1	83.8%	$32.6	75.4%
Maintenance and professional services	11.4	68.8%	10.3	65.4%

Total	$51.5	79.9%	$42.9	72.8%

	Nine Months Ended September 30,
	2003		2002

($ in millions)	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Products (1)	$117.0	83.3%	$94.7	76.2%
Maintenance and professional services	33.0	67.8%	30.2	64.5%

Total	$150.0	79.3%	$124.9	73.0%

(1)  Gross profit, gross margin and product gross margin reflect the reclassification of amortization of technology related intangible assets of $1.6 million and $4.9 million from operating expense to cost of revenue for the three and nine months ended September 30, 2002, respectively.

The increase in total gross margin for the third quarter of 2003, as compared to the third quarter of 2002, is attributable to the decrease in amortization of technology related intangible assets expense for the third quarter of 2003 as compared to the third quarter of 2002, which effects are partially offset by the increase in the provision of warranty expense in the third quarter of 2003 as compared to the third quarter of 2002. The increase in total gross margin was also attributable to our efforts to reduce costs and improve operating efficiencies, combined with an increase in total revenue.

The increase in gross profit from maintenance and professional services in the third quarter of 2003, as compared to the third quarter of 2002, was primarily attributable to increased maintenance revenue achieved on decreased customer support costs. Customer support costs decreased due to cost reduction programs implemented over the past two years.

We currently expect to maintain total gross margins of between 78% and 80% during the next 12 months.

Research and Development

Total research and development expenses increased 4.6% in the third quarter of 2003 to $13.6 million from $13.0 million in the third quarter of 2002, and represented 21.1% and 22.1% of total revenue for the third quarter of 2003 and 2002, respectively. Total research and development expenses decreased 6.5% in the first nine months of 2003 to $39.5 million from $42.3 million in the first nine months of 2002, and represented 20.9% and 24.7% of the total revenue for the first nine months of 2003 and 2002, respectively. The increase in research and development expenses of $0.6 million for the third quarter of 2003 as compared to the third quarter of 2002 was from increased payroll, overhead and consulting expenses associated with our continued allocation of resources towards investing in our future product offerings. We currently believe research and development expenditures will be approximately 19% to 21% of total revenue during the next 12 months.

Marketing and Selling

Total marketing and selling expenses decreased 1.7% in the third quarter of 2003 to $23.3 million from $23.8 million in the third quarter of 2002, and represented 36.2% and 40.2% of total revenue for the third quarter of 2003 and 2002, respectively. Total marketing and selling expenses decreased 10.2% in the first nine months of 2003 to $69.4 million from $77.3 million in the first nine months of 2002, and represented 36.7% and 45.2% of the total revenue for the first nine months of 2003 and 2002, respectively. The decrease in marketing and selling expenses for the third quarter of 2003, as compared to the third quarter of 2002, includes approximately $0.6 million from decreased overhead and payroll expenses and approximately $0.4 million from a reduction in bad debt expense. These decreases are offset by an increase in commission expenses of approximately $0.5 million due to increased revenue. We currently believe marketing and selling expenditures will be approximately 34% to 36% of total revenue during the next 12 months.

General and Administrative

Total general and administrative expenses increased 3.2% in the third quarter of 2003 to $8.0 million from $7.7 million in the third quarter of 2002, and represented 12.4% and 13.1% of total revenue for the third quarter of 2003 and 2002, respectively. Total general and administrative expenses increased 15.0% in the first nine months of 2003 to $25.9 million from $22.5 million in the first nine months of 2002, and represented 13.7% and 13.2% of the total revenue for the first nine months of 2003 and 2002, respectively. The increase in general and administrative expenses of $0.3 million for the third quarter of 2003 as compared to the third quarter of 2002 was due to increased payroll and overhead costs. We currently believe general and administrative expenditures will be approximately 11% to 13% of total revenue during the next 12 months.

Restructurings

During 2002 and 2001, we evaluated and initiated restructuring actions in order to consolidate some of our operations, enhance operational efficiency and reduce expenses. These actions resulted in our recording six separate restructuring charges based upon separate and distinct plans, the total of which resulted in total restructuring charges of $56.0 million and $20.0 million for the years ended December 31, 2002 and 2001, respectively. We continue to monitor and assess our facility obligations, the real estate market and our operating expenses. Based upon our ongoing assessments of our facility obligations and the rental real estate market, or if we are successful in obtaining sublease tenants for our excess facilities, we may have to record additional restructuring charges or revise previously recorded restructuring charges in future reporting periods.

Restructuring charges recorded during 2002 and 2001 consist of facility exit costs, including impairment of leasehold improvements and furniture and fixtures, costs associated with the sale and liquidation of our Swedish development operations, and severance and other costs associated with the reduction of employee headcount.

Restructuring charges accrued and unpaid at September 30, 2003 were as follows:

			Liquidation of
			Sweden	Other
	Facility Exit	Severance	Development	Direct
($ in millions)	Costs	Costs	Operations	Costs	Total

Balance at January 1, 2003	$36.8	$1.4	$0.6	$0.7	$39.5
Payments	(6.5)	(0.6)	(0.4)	—	(7.5)
Write offs	(0.4)	—	—	—	(0.4)

Total payments and write offs	(6.9)	(0.6)	(0.4)	—	(7.9)

Balance at September 30, 2003	$29.9	$0.8	$0.2	$0.7	$31.6

We expect to pay the remaining restructuring costs accrued at September 30, 2003 as follows:

Three months ending December 31, 2003	$2.7
Year ending December 31, 2004	10.6
Year ending December 31, 2005	9.0
Year ending December 31, 2006	6.3
Year ending December 31, 2007	1.6
Year ending December 31, 2008 and thereafter	1.4

Interest Expense and Other

Interest expense and other includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

($ in millions)	2003	2002	2003	2002

Interest expense on 7% convertible debentures	$(1.4)	$(1.4)	$(4.3)	$(4.3)
Non cash amortization of deferred financing costs	(0.4)	(0.4)	(1.2)	(1.2)
Non cash accretion of warrant value	(0.3)	(0.3)	(1.0)	(1.0)
Interest income, net of other	0.3	0.1	1.0	0.3

Total interest expense and other	$(1.8)	$(2.0)	$(5.5)	$(6.2)

Interest expense, non cash amortization of deferred financing costs and non cash accretion of warrant value included in interest expense and other were incurred in connection with our 7% convertible debentures, which we issued in October and November of 2001.

Income (loss) from Investing Activities

Income (loss) from investing activities includes the following gains (losses):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2003	2002	2003	2002

Gain on sale of marketable securities	—	—	—	$0.8
Gain (loss) on sale of investments	—	—	$1.5	(2.6)
Decrease in fair value of Crosby Finance, LLC	$(0.1)	$(0.1)	—	(6.8)
Investment valuation impairment charges	—	(5.0)	—	(9.9)

Total (loss) income from investing activities	$(0.1)	$(5.1)	$1.5	$(18.5)

Provision (Benefit) for Income Taxes

The provision for income taxes was $1.1 million during the third quarter of 2003 compared to a benefit of $4.0 million during the third quarter of 2002. Our effective tax rate decreased to 22.5% for the third quarter of 2003 from 32.9% for the third quarter of 2002. We recorded a provision for income taxes of $2.5 million during the first nine months of 2003 compared to an income tax benefit of $27.3 million during the first nine months of 2002. For the first nine months of 2003, the decrease in our effective tax rate was primarily attributable to the increased profitability of our international operations, where the effective tax rates are generally lower than the United States statutory rate. We currently expect our tax rate to be approximately 22.5% for 2003.

Liquidity and Capital Resources

We had $191.2 million in cash and cash equivalents at September 30, 2003, consisting primarily of operating cash and short-term investments. This represents an increase of $88.2 million in cash and cash equivalents during the nine months ended September 30, 2003. The major changes in cash during the nine months ended September 30, 2003 include cash provided by operations of $67.8 million, cash provided by financing activities of $16.5 million and cash provided by investing activities of $4.3 million.

Cash provided by operating activities of $67.8 million during the first nine months of 2003 includes $51.8 of cash received from income tax refunds during July 2003. We currently expect to receive additional tax refunds of approximately $5.8 million. These tax refunds are attributable to the recovery of income taxes paid in prior years and are available to us due to the carryback of operating losses incurred in 2002 and 2001. The refunds are subject to any Internal Revenue Service review.

Cash provided by financing activities of $16.5 million during the first nine months of 2003 consisted primarily of proceeds from employee exercises and purchases under our stock option and employee stock purchase plans.

Cash provided by investing activities of $4.3 million during the first nine months of 2003 consisted primarily of $3.0 million of cash from the sale of equity investments and $3.4 million of cash from distributions from acquisition escrow funds. These increases in cash were partially offset by cash used for property and equipment purchases of $2.9 million.

We have commitments for various operating leases worldwide that expire at various times through 2017 and that are shown below net of existing sublease agreements, excluding facility exit costs included in restructuring charges. The lease commitments of $127.3 million shown below include lease commitments of $12.6 million related to certain exited facilities that have not been reserved for in restructuring charges, which represents our estimated sublease income from these facilities from the end of the period reserved to the end of the lease term. Restructuring commitments shown below are primarily for facility exit costs of up to 72 months of minimum lease payments due under certain excess facilities lease agreements, net of related sublease agreements. The following are our contractual commitments associated with our lease obligations, restructurings and convertible debentures:

	Years Ending December 31,

	Three Months
	Ending December 31,
($ in millions)	2003	2004	2005	2006	2007	2008	Thereafter	Total

Leases	$3.1	$9.9	$8.2	$8.7	$13.0	$12.8	$71.6	$127.3
Convertible debt principal	—	80.0	—	—	—	—	—	80.0
Convertible debt interest	—	4.5	—	—	—	—	—	4.5
Restructurings	2.7	10.6	9.0	6.3	1.6	1.4	—	31.6

Total commitments	$5.8	$105.0	$17.2	$15.0	$14.6	$14.2	$71.6	$243.4

During October and November 2001, we issued 7% convertible subordinated debentures with an aggregate principal amount of $80.0 million, together with warrants to purchase an aggregate of 873,045 shares of our common stock. Interest on these debentures is payable in cash semi-annually on January 1 and July 1, at a fixed rate of 7% per annum. The debentures mature on October 17, 2004, unless redeemed earlier by us or converted into shares of our common stock at the holder’s option. At any time and at their option, each holder may convert any outstanding debentures into shares of our common stock at a conversion price of $13.745 per share. Conversion of all of the outstanding debentures would result in the issuance of approximately 5.8 million shares of our common stock. We can redeem all or a portion of the 7% convertible debentures for cash as long as the arithmetic average of the weighted average price of our common stock on each trading day during the fifteen trading day period immediately prior to the election to redeem is 150% of the conversion price. This redemption feature was not exercisable at September 30, 2003. The debentures are unsecured and are subordinated to all existing and future senior indebtedness. The agreements governing the convertible debentures contain covenants restricting our ability to incur and guarantee additional debt. The covenants limit the amount of additional debt we may incur to the lesser of 30% of our consolidated stockholders’ equity, which was approximately $86.8 million at September 30, 2003, or a total of $180.0 million including the balance of the 7% convertible debentures outstanding.

We have a $10.0 million line of credit agreement with a major financial institution against which we may elect to borrow at any time until June 30, 2004, and which contains annual extension provisions. Borrowing availability is reduced by letters of credit issued for purposes such as collateralizing real estate rental agreements. At September 30, 2003, we had $7.9 million of borrowing availability under this line of credit. Borrowings under this agreement will bear interest at either fixed or variable rates linked to either the London Interbank Offered Rate or the Prime Rate. Borrowings will be collateralized by our cash deposits.

Any increase or decrease in our accounts receivable balance and accounts receivable days outstanding (calculated as net accounts receivable divided by revenue per day) will affect our cash flow from operations and liquidity. Our accounts receivable and accounts receivable days outstanding may increase due to changes in factors such as the amount of international sales and length of customers’ payment cycles. We also record deferred maintenance billings as accounts receivable, and the timing of these billings affects the accounts receivable days outstanding. Historically, international customers and resellers pay at a slower rate than domestic and direct customers. An increase in revenue generated from international customers and resellers may increase our accounts receivable days outstanding and accounts receivable balance. Due to the current economic climate, we may observe an increase in the length of our customers’ payment cycles. To address increases in accounts receivable balance and to improve cash flow, we may from time to time take actions to encourage earlier payment of receivables. Discounts offered to customers to encourage payment are deducted from revenue. To the extent that our accounts receivable balance increases, we may incur increased bad debt expense and increased estimates for reserves against revenue and will be subject to greater general credit risks.

Crosby Finance, LLC (“Crosby”) held approximately 2.0 million shares of VeriSign common stock and a variable delivery forward contract, or VDF, at September 30, 2003. We have not recognized for tax purposes the gain recorded for financial reporting purposes upon execution of the VDF contract in 2000, and accordingly we recorded a $26.6 million deferred tax liability in 2000. This deferred tax liability will reverse upon maturity of the VDF contract in 2006 and the gain will be included in the calculation of our taxable income for 2006. The recognition of that gain would result in a tax liability to us and may require the payment of cash to settle such tax liability.

Our plans for future uses of cash may include additional acquisitions of other entities or technologies, retirement of outstanding debt and additional purchases of property and equipment, and inventory. We anticipate capital expenditures for the remainder of 2003 will be primarily for purchases of property and equipment and will aggregate up to approximately $2.0 million. We typically maintain a two to three months supply of inventory on hand, and we intend to use cash during the fourth quarter of 2003 to re-establish our inventories to these levels. We expect to fund our capital expenditures and increase in inventory supply from cash on hand and cash generated from operations.

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

New Accounting Pronouncements

Interpretation No. 46 – In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 will require identification of our participation in variable interest entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosure requirements regarding interests in VIE that are deemed significant, even if consolidation is not required. FIN 46 applies to interim periods ending after December 15, 2003. We believe the adoption of FIN 46 will not require the consolidation of our investment in Crosby and therefore will not have a significant impact on our consolidated financial position or results of operations.

EITF No. 00-21 – In November 2002, the EITF issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have significant impact on our consolidated financial position or results of operations.

Certain Factors That May Affect Future Results

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future. A variety of factors, many of which are outside of our control, can cause these fluctuations, including, among others:

•	the size, timing and shipment of individual orders for our products;

•	changes in our operating expenses;

•	the timing of the introduction or enhancement of our products and our competitors’ products;

•	customers deferring their orders in anticipation of the introduction of new products by us or our competitors;

•	market acceptance of new products;

•	changes in the mix of products sold;

•	changes in product pricing, including changes in competitors’ pricing policies;

•	development and performance of our direct and indirect distribution channels and changes in the mix of vertical markets to which we sell our products;

•	the amount and timing of charges relating to the impairment or loss of value of some of our assets, especially goodwill and intangible assets;

•	the timing of personnel departures and new hires and the rate at which new personnel become productive; and

•	general economic conditions.

We may not be able to achieve, sustain or grow our profitability from quarter to quarter. Because our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are fixed, a small variation in when revenue is recognized can cause significant variations in operating results from quarter to quarter.

The global economy, especially the technology sector, is still weak and may continue to be in recession for the foreseeable future. In addition, the US war and involvement in Iraq continue to contribute to global economic uncertainty. The general economic slowdown has had and may continue to have serious negative consequences for our business and operating results. We believe that the economic slowdown is causing some current or potential customers to defer purchases, to go out of business or to have insufficient capital to buy or pay for our products. In response to the current economic conditions, many companies have reduced their budgets for information technology products and services, which could reduce or eliminate some potential sales of our products and services. In addition, some of our resellers and distributors are experiencing financial difficulties due to the weak economy, which affects our ability to sell to and collect money from those resellers and distributors.

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

Our stock price has been volatile and is likely to remain volatile. From September 30, 2002 through October 23, 2003, our stock price has ranged from a per share high of $17.31 to a low of $2.54. A number of factors may contribute to the volatility of our stock price, including:

•	our ability to meet the expectations of brokerage firms, industry analysts and investors with respect to our operating and financial results;

•	our public announcements and our competitors’ public announcements;

•	the public’s perception of the strength of the e-security solutions market and technology companies generally;

•	litigation developments;

•	the volatility of the stock market in general and of the technology sector in particular; and

•	general economic conditions.

The market for some of our e-security solutions is continuing to develop, and demand for our products depends on, among other things:

•	the perceived ability of our products to address real customer problems;

•	the perceived quality, price, availability and interoperability of our products as compared to our competitors’ products;

•	the market’s perception of how easy or difficult it is to deploy our products, especially in complex, heterogeneous network environments;

•	the continued evolution of electronic commerce as a viable means of conducting business;

•	market acceptance and use of digital signatures and digital certificates in business applications;

•	the ability of network infrastructures to support an increasing number of users and services;

•	the public’s perception of the need for secure electronic commerce and communications over both wired and wireless computer networks;

•	the US government’s continued focus on e-security as a means to counteract terrorism and other hostile acts;

•	the pace of technological change and our ability to keep up with these changes;

•	the market’s perception of our products’ ability to address the e-security aspects of privacy and security legislation, such as the Health Insurance Portability and Accountability Act of 1996 (HIPAA); and

•	general economic conditions, which, among other things, influence how much money our customers and potential customers are willing to allocate to their information technology budgets.

E-security technology is constantly changing as we and our competitors introduce new products and retire old ones and as customer requirements develop and change. Our future success will depend in part upon our ability to enhance our existing products and to introduce new, competitively priced products and solutions with features that meet changing customer requirements, all in a timely and cost-effective manner. We may not be successful in introducing new or enhanced products. A number of factors, including the following, could have a negative impact on the success of our products:

•	quality, reliability or security failures, which could result in product returns, delays in collecting accounts receivable, unexpected service or warranty expenses, reduced orders and a decline in our competitive position;

•	undetected software errors or bugs in the final products shipped to our customers, which could cause market acceptance of our products to be lost or delayed;

•	delays or difficulties in product development;

•	our competitors’ introduction of new products ahead of our new products, or their introduction of superior or cheaper products;

•	the availability of free, unpatented implementations of encryption algorithms and security protocols;

•	the market’s failure to accept new technologies, including smart cards and Web access management, Web services, digital certificate and public and private key management technologies;

•	our failure to include features in our products, or obtain industry and governmental certifications, that our customers or U.S. or foreign government regulators may require;

•	our failure to anticipate changes in customers’ requirements; and

•	the implementation of industry or government standards that are inconsistent with the technology embodied in our products.

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

In the fourth quarter of 2002 and continuing through the quarter ended September 30, 2003, our quarterly analysis of historical failure and defective return rates indicated that certain authenticators produced between 2000 and 2002 were subject to higher defect and failure rates. In addition, many of our suppliers are located outside of the United States. If political, economic or health-related events, such as the U.S. actions in Iraq or a major health crisis like the recent SARS epidemic, were to affect international trade, then we could experience difficulties in obtaining product components from our international suppliers. Problems with the availability or quality of our products could cause our revenue to decrease and our costs to increase, damage our reputation in the marketplace and subject us to damage claims from our customers.

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

International sales accounted for more than 30% of our total revenue in each of the years ended December 31, 2002, 2001 and 2000 and in the nine months ended September 30, 2003. We may need to tailor or “localize” our products in order to compete in particular international markets and to comply with foreign laws. We may not be able to develop, market and distribute localized versions of our products in a timely manner or at all. In addition, there are certain risks inherent in doing business internationally, including:

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

Our U.S. patents expire at various dates ranging from 2005 to 2019. When each of our patents expires, competitors may develop and sell products based on the same or similar technologies as those covered by the expired patent, which could result in lower prices, reduced margins or the failure of our products to achieve or maintain market acceptance. In addition, when each of our patents expires, potential customers may choose to rely on “freeware,” free versions of our previously patented technology, rather than buying our products.

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

During 2001, we issued 7% convertible subordinated debentures due October 17, 2004 with an aggregate principal amount of $80.0 million, together with warrants to purchase an aggregate of approximately 0.9 million shares of our common stock. At any time and at their option, each holder may convert any outstanding debentures into shares of our common stock at a conversion price of $13.745 per share, which upon conversion of all of the outstanding debentures would result in the issuance of approximately 5.8 million shares of our common stock. The holders of the warrants issued with the debentures may exercise the warrants at any time until October 17, 2006 at an exercise price of $13.745 per share. The conversion price of the debentures and the exercise price of the warrants may be adjusted under certain circumstances, such as events that would cause dilution of the holder’s interest. We may redeem all or a portion of the debentures for cash as long as the arithmetic average of the weighted average price of our common stock on each trading day during the fifteen trading day period immediately prior to the election to redeem is at least 150% of the conversion price. The redemption feature was not exercisable at September 30, 2003. If we redeem the 7% convertible debentures in part or total before their maturity date, we will record a non cash charge for unamortized deferred financing costs and the unamortized value of the warrants. At September 30, 2003, unamortized deferred financing costs were $1.7 million and the unamortized value of the warrants was $1.5 million. Interest is payable in cash semi-annually at a fixed rate of 7% per annum, and therefore we believe we have no interest rate exposure with these debentures.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2003. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to RSA Security, including its consolidated subsidiaries, is made known to our CEO and CFO by others within the company, particularly during the period in which this Report was being prepared, and (2) effective, in that they provide reasonable assurance that information that we are required to disclose in the reports we file under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act) occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On or about December 20, 2001, France Telecom and Telediffusion de France (“FT”) filed a Request for Arbitration with the International Court of Arbitration. FT claims that we breached a license agreement with FT and seeks unspecified damages including a payment in excess of $100.0 million plus the legal fees and other costs associated with the arbitration. The arbitration took place in June 2003, and we expect the arbitrator to make a final, binding decision in the fourth quarter of 2003. We believe that FT’s claims are without merit. In a related matter, FT has also filed a patent infringement suit in Delaware against Novell, Inc., one of our licensees. In August 2002, we signed a letter agreement with Novell agreeing that if a court requires Novell to pay FT damages, we will reimburse Novell for 50% of the damages, up to a maximum payment of $2.5 million by us. If the damages payable by Novell exceed $5.0 million, then the indemnification provisions of our license agreement with Novell will govern our indemnification obligations. Although we believe that FT’s claims against Novell are without merit, we cannot predict the ultimate outcome of this matter. However, we believe that neither the disposition of our arbitration with FT nor the disposition of the litigation between Novell and FT will have a material adverse effect on our continuing operations and consolidated financial position.

From time to time, we have been named as a defendant in other legal actions arising from our normal business activities, which we believe will not have a material adverse effect on us or our business.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

See the Exhibit Index attached to this Report.

(b) Reports on Form 8-K:

On July 17, 2003, we filed a Current Report on Form 8-K reporting our financial results for the second quarter and six months ended June 30, 2003.

On July 25, 2003, we filed a Current Report on Form 8-K announcing the resolution of a Securities and Exchange Commission inquiry.

On July 28, 2003, we furnished a Current Report on Form 8-K containing our presentation entitled e-Security Solutions for Competitive Advantage dated July 25, 2003.

On September 4, 2003, we furnished a Current Report on Form 8-K containing our presentation entitled e-Security Solutions for Competitive Advantage dated September 4, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSA SECURITY INC.

/s/ JEFFREY D. GLIDDEN

Jeffrey D. Glidden
Senior Vice President, Finance and Operations,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Dated: October 29, 2003

EXHIBIT INDEX

ITEM	DESCRIPTION

31.1	Certification of our CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of our CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of our CEO and CFO pursuant to 18 U.S.C. §1350.

99.1	Trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Arthur W. Coviello, Jr. on August 7, 2003.

99.2	Trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Taher Elgamal on September 9, 2003.

99.3	Trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Scott T. Schnell on August 21, 2003.