Form 10-K
period 2003-12-31
RSA SECURITY INC/DE/
filed 2004-03-08
CIK 932064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

As of February 23, 2004, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was $979,539,894 based on the last reported sale price of the registrant’s common stock on The NASDAQ National Market as of the close of business on that date. There were 61,405,366 shares of common stock outstanding as of February 23, 2004.

As of June 30, 2003, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was $623,321,300 based on the last reported sale price of the registrant’s common stock on The NASDAQ National Market as of the close of business on that date.

DOCUMENTS INCORPORATED BY REFERENCE

PART OF FORM 10-K
DOCUMENT	INTO WHICH INCORPORATED

Portions of the Registrant’s Proxy	Items 10, 11, 12, 13 & 14 of Part III
Statement for the 2003 Annual Meeting
of Stockholders

We make statements in this Report that are forward looking, that is, statements that are not historical facts but convey projections about the future. For example, statements containing the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “may,” “projects,” “will,” “would,” and similar expressions may be forward-looking statements. However, we caution investors not to place undue reliance on any forward-looking statements in this Report because these statements speak only as of the date when made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including without limitation, the factors set forth in this report under the caption “Certain Factors That May Affect Future Results.”

RSA Security, RSA, Keon, ClearTrust, SecurID, BSAFE, ACE/Server, RC2, RC4, RC5, The Most Trusted Name in e-Security and RSA Secured are either registered trademarks or trademarks of RSA Security Inc. in the United States and/or other countries. All other trademarks or trade names referred to in this Report are the property of their respective owners.

PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

With more than 13,000 customers around the globe, RSA Security Inc. and its consolidated subsidiaries help organizations protect their information and manage the identities of the people and applications accessing and exchanging that information. Built to work seamlessly in complex environments, our portfolio of e-security solutions – including Identity and Access Management, Secure Mobile and Remote Access, Secure Enterprise Access and Secure Transactions – is designed to inspire customers to confidently realize new technologies and exploit the full power of the Internet.

We maintain a website at www.rsasecurity.com. We are not including the information contained in our website as part of this Report, nor are we incorporating the information on our website into this Report by this reference. As soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission, we make available through our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports.

COMPANY HISTORY

Since our inception in 1986 as Security Dynamics Technologies, Inc., we have focused on the fundamental need for user identification and authentication, with an initial emphasis on solutions for secure remote access to enterprise networks (RSA SecurID® technology). In July 1996, to further our strategy and extend our product line, we acquired RSA Data Security, Inc., a privately held company that developed and delivered cryptographic solutions that address the need for data privacy and integrity (RSA BSAFE® technology).

In January 1999, we introduced the RSA Keon® product line, a family of public key infrastructure products designed to provide organizations with application security and flexible electronic commerce solutions. In September 1999, we introduced the next-generation, standards-based implementation of the RSA Keon solution and changed our name from Security Dynamics Technologies, Inc. to RSA Security Inc.

In September 2001, we introduced RSA ClearTrust® Web access management solutions, which we obtained through our purchase of Securant Technologies, Inc.

Throughout our history, we have made a number of corporate acquisitions, in addition to the RSA Data Security and Securant acquisitions described above. Xcert International’s Sentry CA line of products became part of our RSA Keon digital certificate management product family following our February 2001 acquisition of Xcert International, Inc., a privately held company that developed and delivered digital certificate-based products for securing e-business transactions. We introduced a new smart card authentication solution called RSA SecurID Passage, which is part of our authentication product line, as a result of our May 2001 acquisition of 3-G International, Inc., a privately held company that developed and delivered smart card and biometric authentication products.

BACKGROUND

We believe that more and more businesses and government entities are finding that they need to exchange electronic information both internally, among their employees and departments, and externally, with their customers, vendors, business partners, suppliers and others. We have observed an increase in requirements for access to electronic information, characterized by a growing number and type of users, applications, transactions and access methods. Extending information access both inside and outside the organization’s walls – to customers, partners and remote and mobile workers – has become critical to many organizations. This has, in turn, driven advances in technology, resulting in improvements in the speed of exchange and ease of access to information. Some of these technology advancements include faster networks as well as intranets, extranets, portals, wireless access, and VPNs facilitating productive anytime, anywhere access to critical resources.

Increased access to critical information can lead to greater risk of exposure of that information to unauthorized users. Information can be intercepted by hackers, cyber-terrorists, identity thieves, disgruntled employees and even competitors. Losses that result from any serious breach can include large direct and indirect costs, a loss of confidence in the enterprise and regulatory fines. As a result, many organizations have traditionally viewed security as a necessary expense. However, we believe that many organizations are now beginning to see security as a strategic imperative.

Many e-security technologies have emerged to address the information access challenges that organizations face. Some organizations need authentication solutions to help positively identify users (from within as well as outside the enterprise) before granting access to critical applications and resources. Others require comprehensive identity management solutions to help manage user identities, user lifecycles and their access privileges. RSA Security believes that as information access continues to expand in complexity, these distinct e-security requirements will merge to address the larger need for integrated identity and access management.

THE RSA SECURITY STRATEGY

Secure Information Access

Our portfolio of solutions, including Identity and Access Management, Secure Mobile and Remote Access, Secure Enterprise Access and Secure Transactions, is designed to help organizations realize the benefits of e-business, while helping to protect critical resources and applications from unauthorized access and other forms of electronic malice.

Lead e-Security

With over one billion RSA Security-enabled software units shipped, we are a trusted, experienced partner to our customers. We participate actively in the development of industry standards, such as the Liberty Alliance Project, Security Assertion Markup Language (SAML), OASIS and Public Key Cryptography Standards (PKCS). Our efforts are designed to ensure that our current and prospective customers get the right solution for their heterogeneous computing environments and growing business.

Provide Seamless Solutions

We have strategic partnerships with industry-leading companies, including global integrators like Accenture and platform vendors such as Microsoft and Cisco Systems. The RSA Secured® technology partner program, a key part of this initiative, focuses on product integration and interoperability certification activities, as well as joint support strategies for our mutual customers. Our RSA BSAFE developer solutions are engineered to enable developers to quickly and effectively integrate encryption, protocols and electronic signatures into their applications. Our current products support a number of standards, including PKCS, RADIUS and OASIS SAML 1.0 specification.

THE RSA SECURITY SOLUTION: SECURE INFORMATION EXCHANGE AND IDENTITY MANAGEMENT

Our authentication, identity management and encryption solutions, coupled with professional services and third-party strategic partnerships, are designed to help businesses and government entities securely put critical information into the hands of the people who need it, while protecting it against unauthorized access.

Secure Mobile and Remote Access

Organizations need to secure access to the network from outside the firewall, including from a remote or branch office, partner or customer site, and mobile workforce. To address this challenge, we offer a broad range of authentication options:

•	RSA SecurID® hardware and software authenticators and RSA ACE/Server software are more secure alternatives to passwords, providing ease of use and the added protection of two-factor authentication.

•	RSA® Mobile software, which can be used in both enterprise and consumer applications, generates a one-time passcode that is immediately sent to the user’s cell phone or PDA for authentication to protected resources.

Identity and Access Management

We provide identity management capabilities through our RSA ClearTrust® solution – including access management, authentication, provisioning and user management.

•	RSA ClearTrust web access management solution is designed to facilitate secure single sign-on (SSO), while protecting access to mission-critical web-based applications and resources through the management of user identities and their access rights.

•	We work with technology partners to address customer requirements for provisioning across the enterprise. We recently entered into a reseller agreement with Thor Technologies, which permits us to bundle with our RSA ClearTrust product and resell separately Thor’s Xcellerate provisioning software.

Secure Enterprise Access

In order to help organizations effectively manage and control secure access to business-critical information resources within the enterprise, we offer the following solutions:

•	RSA SecurID® Smart Card and USB solutions are designed to allow an organization to store credentials and combine multiple security functions – such as employee badging, building access and network access – on one portable device.

•	RSA Keon® Certificate Management solutions enable an organization to issue, validate and manage credentials that are based on x.509 digital certificates.

Secure Transactions

In order to ensure secure transactions, organizations need reliable, trusted, cross-platform technology that verifies: who or where the business data and logic are coming from; who or where it is going to; and that it is protected along the way. We address the need for secure transactions through the following offerings:

•	RSA BSAFE® encryption and digital signing software is engineered to provide security, performance and support for industry standards. The RSA BSAFE line of software development kits (SDKs) provides components to secure e-business applications, enterprise software, mobile phones, pocket PCs, PDAs, Web browsers, complex networking equipment, and cable TV boxes.

•	RSA Keon® Certificate Management solutions help enable an organization to issue, validate and manage credentials that are based on x.509 digital certificates.

Path to the Future

We offer our customers a migration path to a system that will be designed to address all of the core requirements outlined above with a single platform:

•	We are working on a new identity and access management architecture, codenamed “NEXUS,” that will be designed to integrate our solutions into a single common administrative and system services platform and to deliver common administration and integration across our products.

STRATEGIC PARTNERS

Through the RSA Secured® partner program, RSA Security works with leading platform, network and application vendors to ensure that many widely used infrastructure products and applications interoperate with our authentication and identity management solutions. Partners in our RSA Secured SecurID-Ready, Keon-Ready and ClearTrust-Ready programs participate in a rigorous testing and certification process and are periodically required to re-certify their offerings. RSA Secured products include directories and databases, provisioning solutions, enterprise applications, platforms, portals, and web servers. Collectively, through all of the RSA Secured partner programs, we have relationships with leading vendors, representing more than 1,000 products that incorporate our technologies or are interoperable with our products.

In addition, we collaborate with business integration partners in order to assist customers in identifying opportunities where secure information access and identity management can help to achieve strategic business goals. Our partners bring experience to the task of developing, integrating and deploying solutions for complex enterprise business and technology environments. In providing complete lifecycle solutions, from planning and architecture design to deployment, project management and ongoing support, we offer integration expertise gained from thousands of customer implementations.

SALES AND MARKETING

We have established a multi-channel distribution and sales network to serve the e-security market. We sell and license our products directly to end users through our worldwide sales force and through our RSA SecurWorld™ network of original equipment manufacturers, or OEMs, value-added resellers, or VARs, and distributors. In addition, we support our sales efforts through strategic marketing relationships with other vendors. We are currently in the process of changing our sales force strategy to dedicate a portion of our direct sales force to selling our emerging products, such as our RSA ClearTrust and RSA Keon products. For our more mature products, such as our RSA SecurID and RSA ACE/Server products, our strategy is to sell these products primarily through our RSA SecurWorld network of OEMs, VARs and distributors.

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

To enhance demand for our products, we have participated in the development of various industry-specific protocols that incorporate or complement our security technologies. We also host the industry’s largest annual security conference, the RSA Conference, and participate in other conferences to increase awareness, education and demand for our products.

CUSTOMERS

We have a broad customer base, and no one end user customer accounted for more than 5% of our total revenue in 2003, 2002 or 2001. However, one of our resellers, Tech Data Corporation, accounted for approximately 10% of our total revenue in 2003. During 2003, we sold our products to an average of approximately 4,300 customers per quarter, including both new customers and existing customers to whom we had sold in previous periods. In addition, we increased our customer base during 2003 by 30% to end the year with approximately 13,800 customers.

We sell our products to customers in a number of different vertical markets. We have analyzed approximately 85% of our revenue for the years ended December 31, 2003 and 2002 and determined that the percentage of the analyzed revenue represented by sales to each of our major vertical markets is as follows:

Vertical Markets	2003	2002

Technology, hardware and software companies	25%	22%
Banking and insurance	21%	20%
Professional services	10%	13%
Telecommunications	11%	11%
Healthcare and pharmaceuticals	10%	10%
Manufacturing, distribution and transportation	10%	10%
Government, federal, state and local	6%	7%
Other	7%	7%

As of December 31, 2003, we have sold more than 16 million RSA SecurID authenticators and licensed our software to thousands of customers worldwide, including approximately 88% of the Fortune 100 and approximately 66% of the Fortune 500. Historically, our customers have sought to secure highly confidential information and have been sophisticated and knowledgeable purchasers of e-security systems.

MAINTENANCE, SUPPORT AND PROFESSIONAL SERVICES

We maintain a customer support help desk, technical support organization and professional services group at our headquarters in Bedford, Massachusetts, and at other locations throughout the world. We offer telephone and Web support for many of our products 24 hours a day, seven days a week. We also have field technical support personnel who work directly with our sales force, distributors and customers. We believe that the quality and the 24 hour, 7 days a week availability of our maintenance and support organization give us a competitive advantage over other companies in our industry.

Our standard practice is to provide a warranty on all RSA SecurID hardware authenticators for the programmed life of the authenticator (generally two to five years) and to replace any defective authenticators (other than authenticators damaged by a user’s abuse or alteration) free of charge. We generally sell each of our other products to customers with a warranty for product defects for specified periods, generally ninety days.

Customers may elect to purchase a maintenance contract, renewable annually or for multiple years. Under these contracts, we agree to provide corrections for identified program errors for supported versions of our software products, version upgrades for both software and, if applicable, firmware, telephone consultation, and Web-based access to solutions, patches and documentation.

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

PRODUCT DEVELOPMENT

Our product development efforts are focused on enhancing the functionality, reliability, performance and flexibility of our existing products, as well as developing new products with features and functionality that our current products do not possess. We are developing architectures and technologies to enhance the administrative capabilities and scalability of our RSA ACE/Server, RSA ClearTrust and RSA Keon products and to increase interoperability with additional network operating systems, applications and directory services. We are also developing tools to assist customers, strategic partners and other third-party integrators to integrate our products with custom and other third-party network or system applications.

We continue to work on developing standards-based protocols and solutions that address the needs of specific market segments and build on our RSA BSAFE technology.

In addition to enhancing our existing products, we continue to identify and prioritize various technologies for potential future product offerings. We may develop these products internally or enter into arrangements to license or acquire products or technologies from third parties.

Our product development staff, which works in five development centers worldwide, engages in software and hardware engineering, testing and quality assurance, and technical documentation. We also engage outside contractors where appropriate to supplement our in-house expertise or expedite projects based on customer or market demand. Research and development expenses were $53.6 million, $55.1 million and $66.2 million for 2003, 2002 and 2001, respectively. Our research and development expenses for 2001 include in process research and development expense of $7.9 million, which we wrote off in connection with our acquisitions of Securant, Xcert, 3GI and Transindigo.

MANUFACTURING AND SUPPLIERS

We assemble, program and distribute our products from two locations, Bedford, Massachusetts, and Shannon, Ireland. We distribute to our customers in the Americas and the People’s Republic of China from our facilities in Bedford, Massachusetts, and we distribute to our customers in other parts of the world from our facilities in Shannon, Ireland.

We distribute our software products electronically or on standard magnetic diskettes, compact disks and tapes together with documentation, which are available from many suppliers. We conduct nearly all of our media duplication in-house.

We contract for the manufacture of RSA SecurID® authenticators with Flextronics, a global electronic manufacturing services supplier, utilizing the supplier’s plant in China. Flextronics contracts with other suppliers for the manufacture of various components, such as the batteries and microcontrollers in the authenticators.

Some components of our hardware authenticators are currently available only from limited sources. For example, Sanyo Electric Co., Ltd. is our only supplier for the microcontroller chips contained in our RSA SecurID products, Flextronics is our only manufacturer for RSA SecurID authenticators, and Schlumberger is our only manufacturer of smart cards. If we were unable to obtain a sufficient supply of these or any other components or RSA SecurID authenticators, then we might be unable to fill customer orders and might have to expend significant resources to find new suppliers or manufacturers. As a result, we attempt to maintain a three-month supply in inventory. We believe that it could take approximately six months to identify and commence production of suitable replacements for the microcontroller chip used in RSA SecurID authenticators.

We monitor warranty claims and address defects through our quality and design processes, which are managed by our product engineering, quality control and technical support organizations. During 2002 and 2003 our quarterly analysis of historical failure and defective return rates indicated that certain authenticators produced between 2000 and 2002 were subject to higher defect and failure rates. During the last several years, we have increased resources and initiated new programs to build an expanded family of high performance authentication solutions. These programs have resulted in the redesign and re-engineering of authenticator products to improve performance and reliability by incorporating new microprocessors, electronics, firmware and batteries with longer life. We will continue to monitor warranty claims and reevaluate our estimate of warranty and defective return obligations in future periods.

COMPETITION

The market for e-security products is competitive and subject to rapid change. We currently experience direct and indirect competition from a number of sources, including:

•	software operating systems suppliers and application software vendors that offer e-security products or features, either as stand-alone products or incorporated into their operating systems or applications;

•	vendors of hardware authenticators and smart cards competitive with RSA SecurID products;

•	biometric security device vendors;

•	vendors of Web access management solutions;

•	public key infrastructure (PKI) and cryptographic software firms;

•	application access providers; and

•	“freeware,” i.e., free or low-cost, unpatented e-security technology.

We believe that the principal competitive factors affecting the market for e-security products include technical features, ease of use, interoperability, quality and reliability, level of security, pricing, customer service and support and distribution channels. We believe that we and our products compare favorably to our competitors and their products with respect to each of these factors.

PROPRIETARY RIGHTS

We rely on a combination of patent, trade secret, copyright and trademark laws, software licenses, nondisclosure agreements and technical measures to protect our proprietary technology. We also generally enter into nondisclosure and assignment of inventions agreements with our employees and confidentiality and/or license agreements with our distributors, strategic partners and customers and potential customers, and we limit access to and distribution of our software, documentation and other proprietary information.

Our 33 issued U.S. patents expire at various dates ranging from 2005 to 2018. Our 46 foreign patents expire at various dates between 2005 and 2020. We have also filed patent applications on inventions embodied in new technologies that we developed and on inventions that may be useful in the field of e-security. There can be no assurance that any of these applications will result in an issued patent.

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

The Export Administration Regulations of the U.S. Department of Commerce regulate the export of most commercial products with encryption features. Under these regulations, encryption products of any key length, including general purpose encryption toolkits such as our RSA BSAFE products, may be exported, after a one-time technical review, to non-governmental end-users and many governmental end-users around the world, except for embargoed countries and specific prohibited end-users. For some governmental end-users, we are also required to obtain special Encryption Licensing Arrangements or individual export licenses that may be issued at the discretion of the Department of Commerce.

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

BACKLOG

We consider backlog to be orders for products or services evidenced by an executed contract which have not been fulfilled as of the end of a fiscal period. Backlog from sale of products and services was $15.7 million at December 31, 2003 and $5.9 million at December 31, 2002. We believe that all backlog orders at December 31, 2003 will be fulfilled during 2004.

EMPLOYEES

At January 31, 2004, we employed 1,049 employees. Of these employees, approximately 392 were involved in sales and marketing, 327 were involved in research and development, 122 in professional services, customer service and support, 99 in administrative, human resources and finance, 57 in information technology, and 52 in production. None of our employees are covered by collective bargaining agreements. We believe that our relationships with our employees are good.

We believe our compensation plans are competitive with other companies in our industry. We pay our worldwide sales force a base annual salary plus compensation based upon achievement of sales quotas. All employees are paid a base annual salary plus compensation based upon achievement of revenue and earnings targets.

Information on our e-Security Solutions segment and geographical areas may be found in Note 13 of the Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES

Our principal administrative, sales and marketing, research and development and support headquarter facilities aggregate approximately 328,000 square feet of office space and are located in Bedford, Massachusetts, under non-cancelable fifteen year leases expiring in December 2017. Our former headquarter facilities aggregate approximately 203,000 square feet of office space and are located in Bedford, Massachusetts, under non-cancelable ten year leases expiring in 2009. We lease approximately 58,000 square feet of office space for research and development and sales and marketing in San Mateo, California, under non-cancelable ten-year leases expiring in 2008, and administration and manufacturing facilities in Shannon, Ireland, aggregating approximately 18,750 square feet, which serves as our distribution center for international sales. We also lease facilities for administration, field sales, research and development and customer support throughout the United States, Canada, Asia, Australia and Europe. In addition, we own an approximately 31,000 square foot office building in Bracknell, United Kingdom, which is used for our United Kingdom and European operations.

We are actively looking to sublease our former headquarters and other excess facilities that aggregate approximately 190,000 square feet of office space. During 2002 and 2001, we recorded restructuring charges including approximately $53.7 million representing lease payments due under excess facilities lease agreements, net of estimated sublease income, impaired leasehold improvements and furniture and fixtures, and other associated facilities expense. Based upon current economic and real estate market conditions, we expect to be able to enter into sublease agreements for substantially all of our excess facilities within the next two years. We have existing sublet agreements with third parties for approximately 180,000 square feet of our excess facilities at various locations, which expire at various times through June 2009.

ITEM 3. LEGAL PROCEEDINGS

On or about February 2, 2001, Leon Stambler filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., First Data Corporation, Openwave Systems Inc., and Omnisky Corporation, Case Number 01-0065. In his complaint, Mr. Stambler alleged that certain products marketed by each of the defendants infringed various patents that he owns, and he sought unspecified damages as well as a preliminary and permanent injunction enjoining the defendants from infringing the claims asserted. The trial took place in March 2003, and the jury determined that our products did not infringe Mr. Stambler’s patents. On April 17, 2003, the court entered final judgment in our favor on all claims of non-infringement. In May 2003, Mr. Stambler filed a motion asking the court to set aside the jury’s verdict, and in November 2003, the court denied Mr. Stambler’s motion. On or about December 8, 2003, Mr. Stambler filed a notice of appeal to the United States Court of Appeals. We plan to vigorously defend the appeal. We believe that the final disposition of this matter will not have a material adverse effect on our continuing operations and consolidated financial position.

On or about December 20, 2001, France Telecom and Telediffusion de France (“FT”) filed a Request for Arbitration with the International Court of Arbitration. FT claims that we breached a license agreement with FT and sought unspecified damages, including a payment in excess of $110.0 million plus the legal fees and other costs associated with the arbitration. The arbitration took place in June 2003, and we expect the arbitrator to make a final, binding decision in the first half of 2004. We believe that FT’s claims are without merit. In a related matter, FT has also filed a patent infringement suit in Delaware against Novell, Inc., one of our licensees. In August 2002, we signed a letter agreement with Novell agreeing that if a court requires Novell to pay FT damages, we will reimburse Novell for 50% of the damages, up to a maximum payment of $2.5 million by us. If the damages payable by Novell exceed $5.0 million, then the indemnification provisions of our license agreement with Novell will govern our indemnification obligations. Although we believe that FT’s claims against Novell are without merit, we cannot predict the ultimate outcome of this matter. However, we believe that neither the disposition of our arbitration with FT nor the disposition of the litigation between Novell and FT will have a material adverse effect on our continuing operations and consolidated financial position.

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

2002	High	Low

First Quarter	$19.60	$8.85
Second Quarter	$7.95	$3.85
Third Quarter	$4.70	$2.23
Fourth Quarter	$7.42	$2.54

2003	High	Low

First Quarter	$8.25	$4.79
Second Quarter	$11.86	$6.60
Third Quarter	$15.85	$10.43
Fourth Quarter	$17.31	$11.65

There were 454 stockholders of record of our common stock as of February 23, 2004. We estimate that we have a total of approximately 68,000 stockholders, including stockholders who hold their shares in “street name.”

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, until all of the 7% convertible subordinated debentures that we issued in October and November 2001 have been converted or redeemed, we may not declare or pay cash dividends on our capital stock unless we have the prior consent of the holders of at least 60% of the outstanding principal amount of the debentures.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share data)

	Years Ended December 31,

	2003	2002	2001	2000	1999

Statement of Operations Data
Revenue
Products	$193,664	$168,954	$222,382	$238,027	$190,736
Maintenance and professional services	66,202	63,130	60,338	42,164	27,388

Total revenue	259,866	232,084	282,720	280,191	218,124

Cost of revenue
Products	32,336	35,772	38,226	33,158	30,813
Maintenance and professional services	20,877	22,207	28,456	21,825	14,348
Impairment of technology related intangible assets (1)	—	14,333	—	—	—
Amortization of technology related intangible assets (1)	—	6,587	3,281	—	—

Total cost of revenue	53,213	78,899	69,963	54,983	45,161

Gross profit	206,653	153,185	212,757	225,208	172,963
Costs and expenses
Research and development	53,629	55,061	58,345	45,032	37,640
Marketing and selling	94,298	100,673	122,915	102,788	89,943
General and administrative	33,776	30,256	39,127	35,409	27,261
Restructurings	—	56,036	19,956	(2,079)	11,350
Impairment of intangible assets (1)	—	4,807	—	—	—
Amortization of intangible assets (1)	—	3,337	11,171	—	—
In process research and development	—	—	7,891	—	—

Total	181,703	250,170	259,405	181,150	166,194

Income (loss) from operations	24,950	(96,985)	(46,648)	44,058	6,769
Interest (expense) income and other	(7,962)	(8,778)	5,860	12,864	10,007
Income (loss) from investing activities	1,568	(30,937)	40,836	272,853	285,952

Income (loss) before provision (benefit) for income taxes	18,556	(136,700)	48	329,775	302,728
Provision (benefit) for income taxes	3,720	(39,876)	2,555	124,012	118,982
Minority interests	—	—	—	—	16

Net income (loss)	$14,836	$(96,824)	$(2,507)	$205,763	$183,762

Basic earnings (loss) per share (2)
Per share amount	$0.25	$(1.71)	$(0.04)	$3.50	$3.13

Weighted average shares	58,758	56,621	56,259	58,051	58,757

Diluted earnings (loss) per share (2)
Per share amount	$0.24	$(1.71)	$(0.04)	$3.21	$2.92

Weighted average shares	58,758	56,621	56,259	58,051	58,757
Effect of dilutive equity instruments	3,546	—	—	5,976	4,213

Adjusted weighted average shares	62,304	56,621	56,259	64,027	62,970

	December 31,

	2003	2002	2001	2000	1999

Balance Sheet Data
Cash, cash equivalents and marketable securities	$207,323	$103,030	$63,120	$335,102	$1,383,281
Working capital	70,394	94,049	69,657	304,780	552,420
Total assets	529,577	482,848	529,677	599,220	1,520,901
Long term obligations	25,907	105,394	81,670	—	—
Stockholders’ equity	308,775	263,434	353,413	481,004	611,024

(1)  Total cost of revenue, gross profit and total operating expenses reflect the reclassification of amortization of technology related intangible assets from operating expense to cost of revenue of $6,587 and $3,281 for the years ended December 31, 2002 and 2001, respectively, and also reflect the reclassification of impairment of technology related intangible assets of $14,333 from operating to cost of revenue expense for the year ended December 31, 2002.

(2)  Per share and share amounts have been adjusted to reflect the three-for-two stock split effected as a dividend in March 2001.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We make statements in this Report that are forward looking, that is, statements that are not historical facts but that convey projections about the future. For example, statements containing the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “may,” “projects,” “will,” “would,” and similar expressions may be forward-looking statements. However, we caution investors not to place undue reliance on any forward-looking statements in this Report because these statements speak only as of the date when made. Furthermore, we are not obligated to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including without limitation the factors described below under the caption “Certain Factors That May Affect Future Results.”

Overview

RSA Security Inc. helps organizations protect their information and manage identities of the people and applications accessing and exchanging information. With thousands of customers around the globe, we provide interoperable solutions for establishing online identities, access rights and privileges for people, applications and devices. We sell our two-factor user authentication, certificate processing, Web access management and encryption products and solutions to corporate enterprise users seeking turnkey security solutions, and to original equipment manufacturers, developers and corporate enterprise users seeking software development components for embedding security in a range of software applications or hardware devices.

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

We believe sales of our products will be driven by the trend of enterprises permitting remote access to internal resources and Web-enabling of existing applications. Sales of our RSA SecurID authenticator products continue to generate substantial revenue for us, while our less mature Enterprise software products are building revenue and market share. We believe the decrease in the number of technology companies funding development and the availability of free, “open source” products that compete with our RSA BSAFE product line continue to put pressure on our Developer solutions revenue. We believe our product line synergies and strength of our customer base create opportunities to sell additional products to existing customers. However, information technology budgets remain constrained, which has had and could continue to have a direct effect on the sale of our products.

Our Enterprise solutions customers typically place an initial order for a limited number of users, for either our RSA SecurID authenticators or any of our software products, and deploy additional authenticators or software licenses as their need for our products within their enterprise increases. Authenticators have a programmed life of two to five years, and as they expire, our customers typically place additional orders for replacement authenticators. We typically base our RSA ACE/Server, RSA Keon and RSA ClearTrust software license fees on the number of users authorized under each customer’s license. In most cases, customers will also enter into an annual customer support agreement for their software license at the time of initial purchase and renew this support agreement annually. Our support agreement entitles our customers to license software upgrades and telephone support.

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

We have contracted with outside manufacturing organizations to produce our RSA SecurID authenticators, and some of our products contain technology that is licensed from third parties. Our cost of revenue consists primarily of costs associated with the manufacture and delivery of RSA SecurID authenticators and royalty fees that we pay for the licensed technology. Cost of revenue also includes warranty obligation expense and labor and overhead costs associated with professional services, customer support, and production activities. Production costs include the programming labor, shipping, inspection and quality control functions associated with the

RSA SecurID authenticators. We are currently working to establish new supplier relationships in order to increase the number of vendors from which we buy our authenticators and authenticator components, in order to reduce our vulnerability to potential supply problems.

We distribute our products through direct sales to end user customers, and through indirect sales, including sales to resellers and distributors that we ship directly to the end user customer and sales to distributors for stocking purposes. For the year ended December 31, 2003, approximately 51% of our revenue was from sales to distributors shipped directly to the end user and resellers, approximately 41% of our revenue was from direct sales to end user customers, and approximately 8% of our revenue was from sales to stocking distributors. Our stocking distributors provide us with inventory level and point of sale reports on a monthly basis. Based upon these reports, we estimate that our stocking distributors typically hold approximately four weeks of inventory on hand in the distribution channel.

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

Prior to January 1, 2003, we reported two segments, e-Security Solutions and RSA Capital. We have modified our segment disclosure to reflect the divestiture of substantially all of our investments held in RSA Capital and the reduction of resources allocated to RSA Capital. Accordingly, we began reporting one segment, the e-Security Solutions segment, after January 1, 2003. We have revised our segment disclosure to conform to the current period presentation. Information on our segment may be found in Note 13 of the Notes to Consolidated Financial Statements.

Application of Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, sales returns, allowance for doubtful accounts, intangible assets, income taxes, financing operations, warranty obligations, restructurings, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, our actual results could differ from those estimates.

We believe the following critical accounting policies affect our significant estimates and assumptions used in the preparation of our consolidated financial statements.

Revenue Recognition – We derive our revenue primarily from two sources: sales of products, including hardware and software licenses, and services, including maintenance, support and professional services. Our management must make and use judgments and estimates in connection with the revenue recognized in any reporting period. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. We reduce revenue by provisions for estimated sales returns. The amount and timing of our revenue for any period may materially differ if our management made different judgments or utilized different estimates in establishing our allowance for sales returns. An increase in our allowance for sales returns would reduce our revenue in the period for which the increase is recorded.

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

Allowance for Sales Returns – We record allowances for estimated sales returns and allowances on products and maintenance and professional service related revenue in the same period as the related revenue is recorded. We base these estimates on historical sales returns, analysis of credit memo data, current economic trends, product line and customer industry data and other known factors. Our historical experience with sales returns varies by product line depending on the customer, industry and market. We must make judgments and estimates in connection with establishing the allowances for estimated sales returns in any reporting period. The amount and timing of our revenue for any reporting period may materially differ if actual sales returns and allowances differ from our estimates.

Allowance for Doubtful Accounts – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable and the composition of the accounts receivable aging, historical bad debts, and current economic trends, regional factors and other known factors when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on our financial position and results of operations. We record recoveries of accounts previously written off as uncollectible as increases to the allowance for doubtful accounts.

Allowance for Warranty Obligations – Our standard practice is to provide a warranty on all RSA SecurID hardware authenticators for the customer selected programmed life of the authenticator (generally two to five years) and to replace any defective authenticators (other than authenticators damaged by a user’s abuse or alteration) free of charge. We sell our other products to customers with a warranty for product defects for a specified period, generally ninety days. We provide reserves for warranty obligations based on historical failure and defective return rates, and include these costs as a component of product cost of revenue. We reevaluate the estimate of warranty and defective return obligations, including the assumptions about estimated failure and return rates, each quarter.

During 2002 and 2003, our analysis of historical failure and defective return rates indicated that certain authenticators produced between 2000 and 2002 were subject to higher defect and failure rates than we had previously experienced. Accordingly, we increased our provisions for warranty obligations by $4.6 million and $2.8 million for the years ended December 31, 2003 and 2002, respectively. We will continue to monitor warranty claims and reevaluate our estimate of warranty and defective return obligations in future periods, which may result in our recording additional warranty expense. Actual warranty returns could differ from the allowance for warranty obligations recorded.

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

Income Taxes – The preparation of our consolidated financial statements requires us to estimate our income taxes in each of the jurisdictions in which we operate, including those outside the United States which may be subject to certain risks that ordinarily would not be expected in the United States. A change in our estimate of income by jurisdiction could cause a change in our annual effective tax rate. The income tax accounting process involves our estimating our actual current exposure together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We must then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a valuation allowance of $25.4 million as of December 31, 2003 due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of acquisition related net operating losses carried forward. We base the valuation allowance on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. If actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our consolidated financial position and results of operations.

Valuation of Goodwill and Other Intangible Assets – In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future cash flows and earnings and other factors used to determine the fair value of the respective assets. We will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. We generally determine fair value based on estimated discounted future cash flows. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. Any such impairment charge could be significant and could have a material adverse effect on our consolidated financial position and results of operations. We perform an annual test for impairment of our goodwill as of November 30 of each year and, if events or circumstances occur that would more likely than not reduce the fair value of the goodwill below its carrying amount, will perform an interim impairment test. We completed the required annual goodwill impairment test as of November 30, 2003, by comparing the carrying amount of the enterprise to the estimated fair value of the enterprise. Estimated fair value of the enterprise was determined based upon the market multiple valuation method, which requires that we utilize estimates of future cash flows, revenue and earnings. As of November 30, 2003, the fair value of the enterprise was greater than the carrying amount of the enterprise. Therefore, our annual goodwill impairment test performed as of November 30, 2003 did not result in an impairment of our goodwill. At December 31, 2003, we had approximately $189.3 million of goodwill, which accounted for approximately 36% of our total assets. Any goodwill impairment test could result in a decrease to the carrying value of goodwill and could have a material effect on our results of operations and consolidated financial position.

Restructurings – During 2002 and 2001, we initiated consolidation of certain operations in order to enhance operational efficiency and reduce expenses, and recorded significant restructuring charges in connection with these actions. Restructuring charges totaled $56.0 million in 2002 and $20.0 million in 2001. These restructuring charges and our continued analysis of our facilities require us to make estimates based upon real estate market conditions, rental rates, future corporate requirements, general economic conditions and future estimated cash flows. Included in the restructuring charges recorded in 2002 are facility exit costs of $44.0 million, which represents estimated shortfalls of sublease rental income compared to lease payments due through 2009 under certain exited facilities lease agreements, impaired leasehold improvements and furniture and fixtures, and other associated facilities expenses. We base estimates related to anticipated sublease market rates for excess facilities on assumptions regarding the time period required to locate and contract with suitable subtenants and base these assumptions on market trend information analysis.

We continue to monitor and assess our facility obligations, real estate markets and our operating expenses. As a result of these ongoing assessments, during 2003 we revised estimates used in previously recorded restructuring charges. These revisions resulted in no net change to our restructuring liability at December 31, 2003. We revised estimates included in facility exit charges based upon the terms of finalized subleases obtained during 2003, due to lower than anticipated operating costs and other direct costs associated with certain exited facilities, and due to revisions in anticipated headcount growth. These revised estimates of excess facility costs resulted in a net increase to facility exit costs of $0.8 million at December 31, 2003. In addition, we reduced our severance restructuring reserve by $0.6 million at December 31, 2003 when we determined our remaining severance and other outplacement costs were lower than originally estimated. We also reduced our restructuring reserve of costs associated with the liquidation of our Swedish development operations and the sale of certain Swedish assets by $0.2 million at December 31, 2003 when we determined we had no legal and consulting costs remaining in connection with this transaction.

We will continue to monitor and asses our facility obligations, real estate markets and our operating expenses. If the assumptions for the estimates used in our restructuring reserve change due to changes in the real estate and sublease markets, or due to the terms of sublease agreements that we have obtained, the ultimate restructuring expenses for these facilities could vary by material amounts, and could cause us to record additional or revise previously recorded restructuring charges in future reporting periods which could have a material effect on our results of operations and consolidated position.

New Accounting Pronouncements - Interpretation No. 46 – In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was revised by FIN 46R issued in December 2003 (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIE”) that either: do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or for which the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 also sets forth certain disclosure requirements regarding interests in VIE that are deemed significant, even if consolidation is not required. FIN 46 applies to interim periods ending after March 15, 2004 We believe the adoption of FIN 46 will not require the consolidation of our investment in Crosby and therefore will not have a significant impact on our consolidated financial position or results of operations.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of our total revenue:

	Years Ended December 31,

	2003	2002	2001

Revenue
Products	74.5%	72.8%	78.7%
Maintenance and professional services	25.5	27.2	21.3

Total revenue	100.0	100.0	100.0

Cost of revenue
Products	12.5	15.4	13.5
Maintenance and professional services	8.0	9.6	10.1
Impairment of technology related intangible assets (1)	—	6.2	—
Amortization of technology related intangible assets (1)	—	2.8	1.1

Total cost of revenue	20.5	34.0	24.7

Gross margin	79.5	66.0	75.3
Costs and expenses
Research and development	20.6	23.7	20.6
Marketing and selling	36.3	43.4	43.5
General and administrative	13.0	13.1	13.8
Restructurings	—	24.1	7.1
Impairment of intangible assets (1)	—	2.1	—
Amortization of goodwill and intangible assets (1)	—	1.4	4.0
In process research and development	—	—	2.8

Total	69.9	107.8	91.8
Income (loss) from operations	9.6	(41.8)	(16.5)
Interest (expense) income and other	(3.1)	(3.8)	2.1
Income (loss) from investing activities	0.6	(13.3)	14.4

Income (loss) before provision (benefit) for income taxes	7.1	(58.9)	0.0
Provision (benefit) for income taxes	1.4	(17.2)	0.9

Net income (loss)	5.7%	(41.7)%	(0.9)%

(1)  Total cost of revenue, gross margin and total operating expenses reflect the reclassification of amortization of technology related intangible assets from operating expense to cost of revenue of $6.6 million and $3.3 million for the years ended December 31, 2002 and 2001, respectively, and also reflects the reclassification of impairment of technology related intangible assets of $14.3 million from operating to cost of revenue expense for the year ended December 31, 2002.

2003 Compared with 2002

Revenue

The following tables set forth the amount, percentage of total revenue and percentage increase (decrease) of our revenue by product group, product type and product line:

	Years Ended December 31,

	2003		2002		Percentage
					Increase
($ in millions)	Revenue	Percentage	Revenue	Percentage	(Decrease)

Product group:
Enterprise solutions	$235.8	90.7%	$204.7	88.2%	15.2%
Developer solutions	24.1	9.3%	27.4	11.8%	(12.0)%

Total	$259.9	100.0%	$232.1	100.0%	12.0%

Product type:
Authenticators	$129.8	49.9%	$107.8	46.5%	20.4%
Software products	63.9	24.6%	61.2	26.3%	4.4%
Maintenance and professional services	66.2	25.5%	63.1	27.2%	4.9%

Total	$259.9	100.0%	$232.1	100.0%	12.0%

Product line:
Authentication products	$223.4	86.0%	$197.7	85.2%	13.0%
Encryption products	24.0	9.2%	26.3	11.3%	(8.7)%
Web access management products	12.5	4.8%	8.1	3.5%	54.3%

Total	$259.9	100.0%	$232.1	100.0%	12.0%

The following tables set forth the amount, percentage of total revenue and percentage increase of revenue by regional area:

	Years Ended December 31,

	2003		2002
					Percentage
($ in millions)	Revenue	Percentage	Revenue	Percentage	Increase

United States	$155.0	59.6%	$138.6	59.7%	11.8%
Europe and other	80.2	30.9%	70.2	30.3%	14.2%
Asia Pacific	24.7	9.5%	23.3	10.0%	6.0%

Total	$259.9	100.0%	$232.1	100.0%	12.0%

We believe the increase in total revenue in 2003 as compared to 2002 was primarily attributable to businesses continuing the trend toward permitting remote access to internal resources and Web-enabling existing applications. We believe our identity and access management solutions promote our product synergies and enable us to generate additional revenue by selling additional products to existing customers. We also believe that as new, lower cost remote access technologies become available and as employment rates increase, we will benefit with increased total product revenue. However, information technology budgets continue to be constrained, and the continued uncertainty in the economy may affect revenue generated from the sales of our products in future quarters.

Our RSA SecurID authentication product line generates a substantial portion of our revenue. Authenticator units sold, in thousands of units, were as follows:

			Percentage
			Increase
	2003	2002	(Decrease)

Number of authenticator units sold	3,036	2,529	20.0%
Average selling price	$41.99	$42.65	(1.5)%

The increase in number of units sold, partially offset by a decrease in the average selling price in 2003 as compared to 2002, contributed to the increased revenue from our RSA SecurID authentication product line. The decrease in the average selling price can be attributed to an increase in the number of larger volume transactions during 2003 as compared to 2002, because we tend to give larger discounts on larger volume transactions. We believe our RSA SecurID authentication products generate and will continue to generate substantial revenue for us.

Our sales to the financial services, technology and telecommunications vertical markets continue to provide increased revenue for us. In addition, we believe the increase in our total revenue can be attributed in part to the continued adoption of our authentication products by an increasing number of small and mid size businesses, combined with existing larger customers expanding their deployments of our products.

We believe the increase in our Web access management revenue is due in part to an increase in the number of companies opening up their information and applications to internal and external users. We believe that our Web access management revenue will continue to grow due to introductions of new enhancements to our products, strong technology and strategic partnerships. In addition, we have made a change to our sales strategy to dedicate a portion of our sales force to focus on selling our emerging products, while selling our more mature products through our resellers and distributors.

The decrease in Developer solutions and encryption revenue during 2003 as compared to 2002 was primarily due to the decrease in the number of technology companies funding development of new information technology products, and the availability of free, “open source” products that compete with our RSA BSAFE product line and which continue to put pressure on our Developer solutions revenue. We believe that our Developer solutions revenue may benefit from companies’ needs to secure their transactions due to regulatory requirements. We currently believe our Developer solutions revenue will represent 8% to 10% of total revenue over the next twelve months.

The increase in service revenue for 2003 as compared to 2002 can primarily be attributed to purchases by new customers coupled with high renewals of annual maintenance contracts from sale of products in prior periods.

We believe that as the United States government proceeds with its agenda of increasing awareness and funding of cyber-security issues and its focus on homeland security, we will benefit with increased revenue. We believe the government sector of our business may increase in the future as government agencies seek e-security partners in order to execute their cyber-security agenda. However, revenue from the government sector of our business was consistent during 2003 as compared to 2002 as the United States government continued to defer its information technology spending. We believe our revenue from the healthcare and financial services markets will continue to increase due to required compliance with industry specific privacy and security laws standards.

Gross Profit

The following tables set forth the gross profit and gross margin for products and maintenance and professional services:

	Years Ended December 31,

	2003		2002

($ in millions)	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Products (1)	$161.4	83.3%	$112.3	66.4%
Maintenance and professional services	45.3	68.5%	40.9	64.8%

Total	$206.7	79.5%	$153.2	66.0%

(1)  Total gross profit and gross margin and gross profit - products and gross margin - products reflect the reclassification of amortization of technology related intangible assets of $6.6 million from operating expense to cost of revenue for the year ended December 31, 2002, and also reflects the reclassification of impairment of technology related intangible assets of $14.3 million from operating expense to cost of revenue expense for the year ended December 31, 2002.

Included in the gross profit for products for 2002 is a $2.9 million charge for inventory write down related to discontinued product designs and for product quality warranty obligation expenses. The increase in total gross margin for 2003 as compared to 2002, was primarily attributable to the decrease of $6.6 million in amortization of technology related intangible assets expense and the decrease of $14.3 million in impairment of technology related intangible assets for 2003 as compared to 2002. These decreases were partially offset by a $1.9 million increase in the provision of warranty expense in 2003 as compared to 2002.

We believe the increase in gross margin for products in 2003 as compared to 2002, after excluding the items mentioned above, can be attributed, in part, to the increase in our software revenue. Our software products have higher gross margins than our other product types, and an increase in software revenue would cause our gross margin from products to increase. The increase in total gross margin in 2003 was also attributable to our efforts to reduce costs and improve operating efficiencies, combined with an increase in total revenue.

The increase in gross profit from maintenance and professional services in 2003 as compared to 2002, was primarily attributable to increased maintenance revenue achieved on decreased customer support costs. Customer support costs decreased due to cost reduction programs implemented over the past two years.

We expect to maintain total gross margins of between 79% and 81% for 2004.

Research and Development

Total research and development expenses decreased 2.6% in 2003 to $53.6 million from $55.1 million in 2002, and represented 20.6% of total revenue for 2003. For 2003 as compared to 2002, the decrease in research and development expenses of $1.5 million was primarily due to the decrease in overhead expenses of approximately $2.8 million offset by the increase in payroll and consulting expenses of approximately $1.3 million associated with our continued allocation of resources towards investing in our future product offerings. We expect total research and development expenditures will be between 19% and 21% of total revenue for 2004.

Marketing and Selling

Total marketing and selling expenses decreased 6.3% in 2003 to $94.3 million from $100.7 million in 2002, and represented 36.3% of total revenue for 2003. Marketing and selling expenses decreased $6.4 million in 2003 as compared to 2002 primarily due to cost reduction measures. For 2003 as compared to 2002, approximately $4.8 million of the decrease in marketing and selling expenses was from decreased overhead costs associated with cost reduction measures, approximately $2.9 million of the decrease was from decreased spending on marketing programs, and approximately $1.6 million of the decrease was from a reduction in bad debt expense. These reductions were partially offset by approximately $2.9 million of increased commission expense due to increased revenue. We believe total marketing and selling expenditures will be between 32% and 35% of total revenue in 2004.

General and Administrative

Total general and administrative expenses increased 11.6% in 2003 to $33.8 million from $30.3 million in 2002, and represented 13.0% of total revenue for 2003. For 2003 as compared to 2002, approximately $2.8 million of the increase was from increased payroll and overhead costs associated with an increased workforce and increased bonus payouts, and approximately $0.7 million of the increase for professional fees incurred in connection with on-going litigation. We believe total general and administrative expenditures will be between 10% and 12% of total revenue in 2004.

Acquisitions

During 2001, we completed four acquisitions, which were accounted for as purchases. Accordingly, the results of operations of the acquired companies have been included in our consolidated statements of operations since their respective dates of acquisition.

In September 2001, we acquired all of the capital stock of Securant, a privately held company that developed the ClearTrust Web access management solution, for an aggregate of $139.1 million in cash including acquisition costs. In May 2001, we acquired all of the capital stock of 3GI, a privately held company that developed smart card and biometric authentication products, and substantially all of the assets of Transindigo, a privately held company that developed real time Web access management software products, for an aggregate of $23.7 million in cash including acquisition costs and litigation expenses. In February 2001, we acquired all of the capital stock of Xcert, a privately held company that developed digital certificate-based products for securing e-business transactions, for $69.7 million in cash, including acquisition costs, plus the assumption of all Xcert stock options.

Allocation of the purchase prices for all four acquisitions completed during 2001 were based on estimates of the fair value of the assets acquired and liabilities assumed based on independent appraisals. These allocations were as follows:

	Estimated Fair Values

			3GI and		Estimated
($ in millions)	Securant	Xcert	Transindigo	Total	Life

Assets and liabilities, including cash	$(0.6)	$4.8	$6.8	$11.0
Goodwill	123.6	57.7	13.5	194.8
Intangible assets (1)	19.6	12.9	2.9	35.4	1 to 7 years
Deferred tax liabilities, net (1)	(7.3)	(5.1)	(1.1)	(13.5)
In process research and development	3.8	2.5	1.6	7.9

Total purchase price	139.1	72.8	23.7	235.6
Less: assumption of stock options	—	(3.1)	—	(3.1)
Less: cash acquired	(2.1)	(0.4)	(6.9)	(9.4)

Net cash paid	$137.0	$69.3	$16.8	$223.1

(1)	We recorded an impairment charge of $19.1 million during 2002 to reduce the carrying value of these intangible assets to zero at December 31, 2002. Accordingly, we did not record any amortization expense related to these intangible assets after December 31, 2002. As a result of this impairment charge, we reduced the deferred tax liabilities associated with the intangible assets to zero at December 31, 2002.

Pursuant to two separate escrow agreements entered into in connection with the Securant acquisition, $21.0 million of the cash purchase price otherwise payable to Securant’s shareholders was placed in escrow, pending settlement of any claims for breach of representations, warranties or covenants in the merger agreement. One escrow agreement put $20.0 million of the purchase price into an escrow fund. We received $3.3 million from this Securant escrow fund during the year ended December 31, 2003 in final settlement of outstanding escrow fund claims, which resulted in a decrease to goodwill of $3.3 million. The remainder of the escrow fund was released to the selling shareholders during March 2003. The second escrow agreement put $1.0 million of the Securant purchase price into an escrow fund. The remaining unclaimed balance of the $1.0 million Securant escrow fund not subject to a pending claim is scheduled to be released to the selling shareholders during 2005.

Pursuant to an escrow agreement, $3.0 million of the cash purchase price otherwise payable to 3GI’s stockholders was placed in escrow, pending settlement of any claims for breaches of representations, warranties or covenants in the merger agreement. We submitted claims against the 3GI escrow totaling approximately $3.0 million and received an aggregate of $2.6 million from the 3GI escrow fund in settlement of these claims, of which $0.1 million was received during 2003, resulting in a decrease to goodwill of $0.1 million during 2003. The remainder of the escrow fund was released to the selling stockholders during March 2003.

Pursuant to an escrow agreement, $10.5 million of the cash purchase price otherwise payable to Xcert’s stockholders was placed in escrow, pending settlement of any claims for breaches of representations, warranties or covenants in the merger agreement. We released all but $0.5 of the Xcert escrow fund to the selling stockholders in August 2002. We received approximately $0.1 million from the escrow fund in settlement of certain tax issues during 2002, and the balance of the $0.5 million was released to the selling stockholders during 2003.

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

In 2002, we paid $0.6 million to Xcert stockholders upon finalization of the working capital calculation. The costs of the working capital adjustment has been added to the purchase price of Xcert and resulted in an increase to goodwill of $0.6 million during 2002.

We incurred litigation expenses in connection with a patent litigation relating to the products acquired in the May 2001 acquisition of 3GI and recorded these expenses as related costs of acquisition. The costs to defend the 3GI lawsuit were covered by the escrow fund set aside from the 3GI purchase price. The costs of litigation and disbursements from the 3GI escrow resulted in a net increase to goodwill of $0.1 million during 2002.

The amounts allocated to in process research and development (“IPR&D”) projects were expensed in the quarter that the related acquisition was consummated because technological feasibility of the IPR&D projects had not been achieved and there were no alternative future uses. IPR&D expense of $7.9 million for the year ended December 31, 2001 represents the write off of IPR&D in connection with the acquisition of Securant, Xcert, 3GI and Transindigo.

Restructurings

During 2002 and 2001, we evaluated and initiated restructuring actions in order to consolidate some of our operations, enhance operational efficiency and reduce expenses. These actions resulted in total restructuring charges of $56.0 million and $20.0 million for the years ended December 31, 2002 and 2001, respectively.

We continue to monitor and assess our facility obligations, real estate markets and our operating expenses. As a result of these ongoing assessments, during 2003 we revised estimates used in previously recorded restructuring charges. These revisions resulted in no net change to our restructuring liability at December 31, 2003. We revised estimates of facility exit charges based upon the terms of finalized subleases obtained during 2003, due to lower than anticipated operating costs and other direct costs associated with certain exited facilities, and due to revisions in anticipated headcount growth. These revised estimates of excess facility costs resulted in a net increase to facility exit costs of $0.8 million at December 31, 2003. In addition, we reduced our severance restructuring reserve by $0.6 million at December 31, 2003 when we determined our remaining severance and other outplacement costs were lower than originally estimated. We also reduced our restructuring reserve of costs associated with the liquidation of our Swedish development operations and the sale of certain Swedish assets by $0.2 million at December 31, 2003 when we determined we had no legal and consulting costs remaining in connection with this transaction.

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

Included in the 2002 restructuring charges are costs of $44.0 million consisting of facility exit costs and related impairment of leasehold improvements and furniture and fixtures. Facility exit costs consist of estimated shortfalls of sublease rental income compared to obligations due under certain exited facilities leases which are payable through 2009. The remaining unreserved lease obligations related to certain exited facilities amount to $8.2 million, which represents our estimated sublease income from these facilities from the end of the reserve period to the end of the lease term. Impairment of leasehold improvements and furniture and fixtures included in facility exit costs are for unamortized leasehold improvements and furniture and fixtures that we believe will not be recoverable upon sublease of exited facilities. Total facility exit costs for 2002 include costs of $35.7 million we incurred when we revised estimates used in previously recorded restructuring charges. We revised the estimates included in facility exit costs due to the extension of the period of time estimated to obtain sublease tenants for certain exited facilities, based on the terms of finalized subleases obtained during 2002, due to higher than anticipated operating costs associated with certain exited facilities, and due to the continued uncertainty and deterioration in the commercial real estate and sublet markets in the Boston metropolitan area.

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

Restructuring charges accrued and unpaid at December 31, 2003 were as follows:

	Facility Exit		Liquidation
	Costs & Related		of Sweden
	Asset	Severance	Development	Purchased
	Impairments	Costs	Operations	Technology	Total

Balance at January 1, 2001	$0.4	—	—	—	$0.4
Total restructuring charges – 2001	9.7	$5.9	—	$4.4	20.0

Payments – 2001	(0.3)	(4.6)		—	(4.9)
Write offs - 2001	—	—	—	(4.4)	(4.4)

Total payments and write offs - 2001	(0.3)	(4.6)	—	(4.4)	(9.3)

Balance at December 31, 2001	9.8	1.3	—	—	11.1

Restructuring charges - 2002	8.3	5.7	$4.4	—	18.4
Revision of previously recorded restructuring charges - 2002	35.7	—	1.9	—	37.6

Total restructuring charges – 2002	44.0	5.7	6.3	—	56.0

Payments – 2002	(5.8)	(5.6)	(5.7)	—	(17.1)
Write offs – 2002	(12.1)	—	—	—	(12.1)

Total payments and write offs – 2002	(17.9)	(5.6)	(5.7)	—	(29.2)

Balance at December 31, 2002	35.9	1.4	0.6	—	37.9
Revision of previously recorded restructuring charges - 2003	0.8	(0.6)	(0.2)	—	—
Payments – 2003	(8.8)	(0.6)	(0.4)	—	(9.8)
Write offs – 2003	(0.2)	—	—	—	(0.2)

Total payments and write offs – 2003	(9.0)	(0.6)	$(0.4)	—	(10.0)

Balance at December 31, 2003	$27.7	$0.2	—	—	$27.9

In 1999, we commenced and substantially completed consolidation of certain operations in order to enhance operational efficiency. We recorded facility exit costs consisting primarily of estimated shortfalls of sublease rental income compared to minimum lease payments due under a lease agreement. During 2003, we revised our estimate of these facility exit costs and reduced the reserve for these facility exit costs to zero.

We expect to pay the remaining restructuring costs accrued at December 31, 2003 as follows:

Year ending December 31, 2004	$9.0 million
Year ending December 31, 2005	7.4 million
Year ending December 31, 2006	6.6 million
Year ending December 31, 2007	2.9 million
Year ending December 31, 2008	1.3 million
Year ending December 31, 2009	0.7 million

Interest Expense and Other

Interest expense and other includes the following:

	Years Ended December 31,

($ in millions)	2003	2002

Interest expense on 7% convertible debentures	$(5.7)	$(5.7)
Non cash amortization of deferred financing costs	(1.6)	(1.6)
Non cash accretion of warrant value	(1.4)	(1.4)
Interest income net of (expense) and other	1.3	0.1
Unrealized loss from foreign currency translation	(0.6)	(0.2)

Total interest expense and other	$(8.0)	$(8.8)

Interest expense, non cash amortization of deferred financing costs and non cash accretion of warrant value included in interest expense and other were incurred in connection with our 7% convertible debentures which were issued in October and November 2001. The increase in interest income net of expense and other in 2003 as compared to 2002 was primarily due to higher cash and cash equivalent balances maintained in 2003 as well as a decrease in fixed asset disposals of $0.8 million in 2003 as compared to 2002. The unrealized loss from foreign currency translation was primarily due to the weakening of the US dollar during 2003.

Income (Loss) from Investing Activities

Income (loss) from investing activities includes the following gains (losses):

	Years Ended December 31,

($ in millions)	2003	2002

Gain from sale of marketable securities, net	—	$0.7
Income (loss) from sale of investments	$1.6	(2.9)
Decline in fair value of Crosby Finance, LLC	—	(6.8)
Investment impairment charges	—	(21.9)

Total income (loss) from investing activities	$1.6	$(30.9)

During 2002, we recognized total investment impairment charges of $21.9 million related to our long-term investments in privately held companies. Included in total investment impairment charges in 2002 and as a result of our initiation of a process to sell our equity investments we recorded an impairment charge of $12.0 million to reflect the investments at their estimated realizable value, less costs of disposal. Also during 2002, and included in total investment impairment charges, we recorded an impairment charge of $9.9 million based upon valuations and anticipated cash proceeds to reduce the carrying amount of three investments to their estimated fair value for three companies in which we had invested that were in the process of obtaining additional financing or being sold. During 2003, we completed the sale of our equity investments and recorded a gain from the sale of approximately $1.6 million.

The carrying amount of our 99% interest in Crosby was $0.2 million at December 31, 2003 and 2002, respectively. We account for our investment in Crosby under the guidelines of EITF No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” Accordingly, we are carrying our interest at fair value with all changes in fair value reported in income from investing activities. We determine the fair value of our interest in Crosby based on the fair value of Crosby’s right to potentially receive additional cash proceeds upon maturity of the variable delivery forward contract (“VDF”). The decline in fair value of our interest in Crosby was $6.8 million for the year ended December 31, 2002.

Provision (Benefit) for Income Taxes

We recorded an income tax provision of $3.7 million for 2003 compared to a benefit of $(39.9) million for 2002. Our effective tax rate decreased to 20.0% for 2003 from 29.2% for 2002. The decrease in our effective tax rate in 2003 was primarily attributable to the increased profitability of our international operations, where the effective tax rates are generally lower than the United States statutory rate. We currently expect our tax rate to be approximately 20.0% for 2004.

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

Product line:
Authentication products	$197.7	85.2%	$225.8	79.9%	(12.5)%
Encryption products	26.3	11.3%	53.1	18.8%	(50.4)%
Web access management products	8.1	3.5%	3.8	1.3%	113.0%

Total	$232.1	100.0%	$282.7	100.0%	(17.9)%

We reclassified revenue of $13.0 million for the year ended December 31, 2001 from authentication products line to encryption products line in order to conform to current period presentation.

The following tables set forth the amount, percentage of total revenue and percentage increase (decrease) of revenue by regional area:

	Years Ended December 31,

	2002		2001		Percentage
					Increase
($ in millions)	Revenue	Percentage	Revenue	Percentage	(Decrease)

United States of America	$138.6	59.7%	$162.8	57.6%	(14.9)%
Europe and other	70.2	30.3%	91.5	32.4%	(23.3)%
Asia Pacific	23.3	10.0%	28.4	10.0%	(17.8)%

Total	$232.1	100.0%	$282.7	100.0%	(17.9)%

We believe the decrease in total revenue in 2002 as compared to 2001 was primarily due to the continued decline in information technology spending by our existing and prospective customers due to the uncertainty of the economy.

Our RSA SecurID authentication product line generates a substantial portion of our revenue. Authenticator units sold, in thousands of units, were as follows:

			Percentage
	2002	2001	Decrease

Number of authenticator units sold	2,529	2,716	(6.9)%
Average selling price	$42.65	$43.45	(1.8)%

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

Our authentication products revenue includes revenue from our RSA Keon product line for all periods presented. RSA Keon revenue decreased in 2002 as compared to 2001, which we believe was due primarily to our customers delaying or canceling the implementation of large infrastructure information technology projects. In addition, during 2002 we eliminated several products included in the RSA Keon product line, and this contributed to the decrease in revenue from our RSA Keon product line.

As a result of our acquisition of Securant in September 2001, we established the RSA ClearTrust Web access management solution product line, and generated $3.8 million of Web access management revenue in the fourth quarter of 2001. Web access management revenue was $8.1 million and accounted for 3.5% of total revenue for 2002.

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

Gross Profit

The following tables set forth the gross profit and gross margin for products and maintenance and professional services for the years ended December 31, 2002 and 2001:

	Years Ended December 31,

	2002		2001

($ in millions)	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Products (1)	$112.3	66.4%	$180.9	81.3%
Maintenance and professional services	40.9	64.8%	31.9	52.8%

Total	$153.2	66.0%	$212.8	75.3%

(1)  Total gross profit, total gross margin, gross profit-products and gross margin-products reflect the reclassification of amortization of technology related intangible assets from operating expense to cost of revenue of $6.6 million and $3.3 million for the years ended December 31, 2002 and 2001, respectively, and also reflect the reclassification of impairment of technology related intangible assets of $14.3 million from operating expense to cost of revenue for the year ended December 31, 2002.

Included in the gross profit for products for 2002 is a $2.9 million charge for inventory write down related to discontinued product designs and for product quality warranty accruals. Included in the gross profit for products for 2001 is a write off of prepaid royalties of $5.2 million. These prepaid royalties were expensed to cost of product revenue when it was determined that they may not have future realizable value as a result of our acquisition of Xcert in February 2001

We believe the decrease in gross margin for products for 2002 as compared to 2001, after excluding the items mentioned above, was primarily attributable to the decrease in our software revenue. Our software products have higher gross margins than our other product types, and a decrease in software revenue would cause our gross margin for products to decrease.

We believe the increase in gross profit from maintenance and professional services in 2002 as compared to 2001 was primarily attributable to increased maintenance revenue achieved on decreased customer support costs. Customer support costs decreased due to cost reduction programs implemented since the third quarter of 2001.

Research and Development

Total research and development expenses decreased 5.6% in 2002 to $55.1 million from $58.3 million in 2001, and represented 23.7% of total revenue for 2002. For 2002 as compared to 2001, the decrease of approximately $3.2 million in research and development expenses was from decreased payroll, overheard and consulting expenses associated with our reduced workforce. RSA Capital expenses included in total research and development expenses were $0.5 million and $2.5 million for 2002 and 2001, respectively, all of which were attributable to our New Emerging Security Technologies (“NEST”) group, which merged into our e-Security Solutions segment prior to the second quarter of 2002.

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

In September 2001, we acquired all of the capital stock of Securant, a privately held company that developed the ClearTrust Web access management solution. In May 2001, we acquired all of the capital stock of 3GI, a privately held company that developed smart card and biometric authentication products, and substantially all of the assets of Transindigo, a privately held company that developed real time Web access management software products. In February 2001, we acquired all of the capital stock of Xcert, a privately held company that developed digital certificate-based products for securing e-business transactions.

As a result of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 we discontinued amortizing the goodwill arising from business acquisitions. Instead, goodwill is evaluated at least annually for impairment.

We recorded an impairment charge of $19.1 million during 2002 to reduce the carrying value of the acquisition related intangible assets to zero at December 31, 2002. Accordingly, we did not record any amortization expense related to these intangible assets after December 31, 2002. As a result of this impairment charge, we reduced the deferred tax liabilities associated with the intangible assets to zero at December 31, 2002.

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

During the year ended December 31, 2002, we recorded restructuring charges of $56.0 million, consisting of facility exit costs, costs associated with the liquidation of our Swedish development operations and the sale of certain Swedish assets and the business related to the asset to TFS Technology AB, and severance and other costs associated with the reduction of employee headcount. The 2002 restructuring charges include costs of $37.6 million incurred due to the revision of previously recorded restructuring charges.

Included in the 2002 restructuring charges are costs of $44.0 million consisting of facility exit costs and related impairment of leasehold improvements and furniture and fixtures. Facility exit costs consist of estimated shortfalls of sublease rental income compared to obligations due under certain exited facilities leases which are payable through 2009. Impairment of leasehold improvements and furniture and fixtures included in facility exit costs are for unamortized leasehold improvements and furniture and fixtures that we believe will not be recoverable upon sublease of exited facilities. Total facility exit costs for 2002 include costs of $35.7 million we incurred when we revised estimates used in previously recorded restructuring charges. We revised the estimates included in facility exit costs due to the extension of the period of time estimated to obtain sublease tenants for certain exited facilities, based on the terms of finalized subleases obtained during 2002, due to higher than anticipated operating costs associated with certain exited facilities, and due to the continued uncertainty and deterioration in the commercial real estate and sublet markets in the Boston metropolitan area.

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

Interest (Expense) Income and Other

	Years Ended December 31,

($ in millions)	2002	2001

Interest expense on 7% convertible debentures	$(5.7)	$(1.2)
Non cash amortization of deferred financing costs	(1.6)	(0.3)
Non cash accretion of warrant value	(1.4)	(0.3)
Interest income net of (expense) and other	0.1	7.8
Unrealized loss from foreign currency translation	(0.2)	(0.1)

Total interest expense and other	$(8.8)	$5.9

Interest expense, non cash amortization of deferred financing costs and non cash accretion of warrant value included in interest expense and other were incurred in connection with our 7% convertible debentures issued in October and November of 2001. The decrease in interest income during 2002 as compared to 2001 was primarily due to significantly lower interest rates earned on lower average cash and cash equivalents balances.

(Loss) Income from Investing Activities

(Loss) income from investing activities includes the following gains (losses):

	Years ended December 31,

($ in millions)	2002	2001

Marketable securities, net	$0.7	$5.7
Settlement of forward contracts held by Crosby Finance, LLC	—	41.8
(Loss) income from sale of investments	(2.9)	0.5
Decline in fair value of Crosby Finance, LLC	(6.8)	—
Investment impairment charges	(21.9)	(7.2)

Total (loss) income from investing activities	$(30.9)	$40.8

During 2002, we recognized total investment impairment charges of $21.9 million related to our long-term investments in privately held companies. Included in total investment impairment charges in 2002 and as a result of our initiation of a process to sell our equity investments we recorded an impairment charge of $12.0 million to reflect the investments at their estimated realizable value, less costs of disposal. Also during 2002, and included in total investment impairment charges, we recorded an impairment charge of $9.9 million based upon valuations and anticipated cash proceeds to reduce the carrying amount of three investment to their estimated fair value for three companies in which we had invested that were in the process of obtaining additional financing or being sold.

In November 2000, we transferred approximately 2.6 million shares of VeriSign common stock, which were covered by three forward contracts (“Forwards”) and one variable delivery forward, to Crosby Finance, LLC, of which we are a 99% member. Crosby is a bankruptcy-remote qualified special purpose entity, established specifically to securitize the shares of VeriSign common stock. The contribution and the transfer have been accounted for as a sale under SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, we do not consolidate Crosby for accounting purposes. The counterparty to the VDF contract holds the remaining 1% interest in Crosby.

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

Provision for Income Taxes

We recorded an income tax benefit of $(39.9) million for 2002 compared to a provision of $2.6 million for 2001. The income tax benefit recorded during 2002 was due to lower pre-tax income in 2002 as compared to 2001, the discontinuation of amortization of goodwill for financial statement purposes upon adoption of SFAS No. 142, “Goodwill and Intangible Assets,” and other non deductible acquisition related costs incurred in 2001.

Liquidity and Capital Resources

Liquidity

We had $207.3 million in cash and cash equivalents at December 31, 2003, consisting primarily of operating cash and short-term investments. This represents an increase of $104.3 million in cash and cash equivalents during the year ended December 31, 2003. The major changes in cash during 2003 were cash provided by operations of $81.5 million, cash provided by financing activities of $20.8 million and cash provided by investing activities of $0.8 million.

Cash provided by operations for the year ended December 31, 2003 included $51.8 million of cash received from income tax refunds. We currently expect to receive additional tax refunds of approximately $10.0 million during the second half of 2004. These tax refunds are attributable to the recovery of income taxes paid in prior years and are available to us due to the carryback of operating losses incurred in 2002 and 2001. The refunds are subject to any Internal Revenue Service review.

Cash provided by financing activities of $20.8 million during 2003 consisted of proceeds from employee exercises and purchases under our stock option and employee stock purchase plans.

Cash provided by investing activities of $0.8 million during 2003 consisted primarily of $3.0 million of cash provided by the sale of equity investments and $3.4 million of cash provided by acquisition escrow payments. These receipts of cash from investing activities were partially offset by $5.6 million of cash used to purchase property and equipment and other long term assets.

We have commitments for various operating leases worldwide that expire at various times through 2017 and that are shown below net of existing sublease agreements, excluding facility exit costs included in restructuring charges. The lease commitments of $131.2 million shown below include lease commitments of $8.2 million related to certain exited facilities that have not been reserved for in restructuring charges. In addition, lease commitments and restructuring obligations shown below are net of estimated sublease income of $10.8 million related to existing sublease agreements. Restructuring commitments shown below are primarily for facility exit costs consisting of minimum lease payments due under certain excess facilities lease agreements payable through 2009, net of related sublease agreements. The following are our contractual commitments associated with our lease obligations, restructurings and convertible debentures:

	Years Ending December 31,

($ in millions)	2004	2005	2006	2007	2008	Thereafter	Total

Leases	$12.6	$12.1	$9.8	$13.7	$13.2	$69.8	$131.2
Convertible debt principal	80.0	—	—	—	—	—	80.0
Convertible debt interest	4.5	—	—	—	—	—	4.5
Restructurings	9.0	7.4	6.6	2.9	1.3	0.7	27.9

Total commitments	$106.1	$19.5	$16.4	$16.6	$14.5	$70.5	$243.6

During October and November 2001, we issued 7% convertible subordinated debentures with an aggregate principal amount of $80.0 million, together with warrants to purchase an aggregate of 873,045 shares of our common stock. Interest is payable in cash semi-annually on January 1 and July 1, at a fixed rate of 7% per annum. We made $5.7 million of interest payments during the year ended December 31, 2003. We expect to make interest payments of approximately $4.7 million during the year ending December 31, 2004. The debentures mature on October 17, 2004, unless redeemed earlier by us or converted into shares of our common stock at the holder’s option. At any time and at their option, each holder may convert any outstanding debentures into shares of our common stock at a conversion price of $13.745 per share. Conversion of all of the outstanding debentures would result in the issuance of approximately 5.8 million shares of our common stock. We can redeem all or a portion of the 7% convertible debentures for cash at any time after October 17, 2002, as long as the arithmetic average of the weighted average price of our common stock on each trading day during the fifteen trading day period immediately prior to the election to redeem is 150% of the conversion price. This redemption feature was not exercisable at December 31, 2003. The debentures are unsecured and are subordinated to all existing and future senior indebtedness. The agreements governing the convertible debentures contain covenants restricting our ability to incur and guarantee additional debt. The covenants limit the amount of additional debt we may incur to the lesser of 30% of our consolidated stockholders’ equity, which was approximately $92.6 million at December 31, 2003, or a total of $180.0 million including the balance of the 7% convertible debentures outstanding.

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

Crosby held approximately 2.0 million shares of VeriSign common stock and a variable delivery forward contract, or VDF, at December 31, 2003. The gain recorded for financial reporting purposes upon execution of the VDF contract in 2000 has not been recognized for tax purposes, and accordingly we recorded a $26.6 million deferred tax liability in 2000. This deferred tax liability will reverse upon maturity of the VDF contract in 2006 and the gain will be included in the calculation of our taxable income for 2006. The recognition of that gain would result in a tax liability to us and may require the payment of cash to settle such tax liability.

Our plans for future uses of cash may include additional acquisitions of other entities or technologies, retirement of outstanding debt and additional purchases of property and equipment. We anticipate capital expenditures will be primarily for purchases of property and equipment and will aggregate approximately $8.0 million to $9.0 million for 2004. We expect to fund our capital expenditures from cash on hand and cash generated from operations.

We believe that cash generated from our operating activities will be sufficient to fund our working capital requirements, including our restructuring liabilities, through at least the next twelve months. However, because of our concern that the current economic conditions may persist during 2004, if not longer, we have taken and continue to take steps to reduce our expenses and align our cost structure to our revenue. We anticipate that current cash on hand, cash generated from operations, and cash generated from the exercise of employee options and employee stock purchase plans will be adequate to fund our planned capital and financing expenditures, including repayment of the debentures maturing on October 17, 2004, for at least the next twelve months.

Off Balance Sheet Arrangements

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

At December 31, 2003, Crosby held approximately 2.0 million shares of VeriSign common stock and the VDF contract. The VDF contract entitles Crosby to receive cash proceeds of up to $35.3 million depending on the market price of VeriSign common stock on January 3, 2006. The closing price of VeriSign’s common stock on The NASDAQ National Market on December 31, 2003 was $16.30 per share. Unless the value of VeriSign common stock appreciates to at least $87.16 per share in January 2006, Crosby will not be entitled to any cash proceeds. Crosby has no liability or obligation to its members or the counterparty to the VDF contract other than to deliver the shares of VeriSign common stock to the counterparty upon maturity of the VDF contract and to distribute the cash proceeds, if any, to its members. After settlement of the VDF in January 2006, Crosby will dissolve.

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

We have the right to appoint the members of the Board of Directors of Crosby, one of whom is required to be an independent director who is not an employee, director or stockholder or otherwise affiliated with us and who does not receive any direct or indirect benefit from us. The other members of the Crosby Board of Directors are two of our officers. None of the Crosby directors has any ownership or interest in Crosby or its profits or assets, and with the exception of the independent director, none of the directors is compensated for serving as a director of Crosby. The Crosby Board of Directors manages the operations of Crosby, but neither the Crosby Board nor either of the members of Crosby has the power to cause Crosby to engage in any business other than holding shares of VeriSign common stock, the Forwards and the VDF and performing its obligations under the Forwards and the VDF contracts.

Quarterly Financial Data (Unaudited)
(in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2003
Revenue	$61,264	$63,402	$64,462	$70,738
Gross profit	48,082	50,380	51,524	56,667
Income before provision for income taxes	2,671	3,750	4,707	7,428
Net income	1,744	3,230	3,648	6,214
Basic earnings per share	$0.03	$0.06	$0.06	$0.10
Diluted earnings per share	$0.03	$0.05	$0.06	$0.10
2002
Revenue	$55,505	$56,530	$59,028	$61,021
Gross profit (1)	40,406	41,544	42,949	28,286
Loss before benefit for income taxes	(19,058)	(42,957)	(12,247)	(62,438)
Net loss	(13,722)	(25,041)	(8,220)	(49,841)
Basic loss per share	$(0.24)	$(0.44)	$(0.14)	$(0.88)
Diluted loss per share	$(0.24)	$(0.44)	$(0.14)	$(0.88)

(1)  Gross profit reflects the reclassification of amortization of technology related intangible assets of $6,587 from operating expense to cost of revenue for the year ended December 31, 2002, and also reflects the reclassification of impairment of technology related intangible assets of $14,333 from operating expense to cost of revenue for the year ended December 31, 2002.

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

If the global economy remains weak, then we may have difficulty selling our products and services. The global economy, especially the technology sector, is still weak and may recover slowly or not at all during the foreseeable future. The general economic slowdown has had and may continue to have serious negative consequences for our business and operating results. We believe that the economic slowdown is causing some current or potential customers to defer purchases, to go out of business or to have insufficient capital to buy or pay for our products. In response to the current economic conditions, many companies have reduced their budgets for information technology products and services, which could reduce or eliminate some potential sales of our products and services. In addition, some of our resellers and distributors are experiencing financial difficulties due to the weak economy, which affects our ability to sell to and collect money from those resellers and distributors.

If we cannot sublease our excess facilities, then we will have to continue to make lease payments for these facilities until the leases expire. We currently lease a number of excess, unused or under-used facilities that we are trying to sublet, and some of our lease commitments for these facilities will not expire for several years. The real estate market, especially the real estate market in the Boston metropolitan area where our headquarters are located, is still weak, and we do not know when or whether we will be able to find sublessees for our excess facilities. Even if we do find sublessees, the monthly rent we receive from the sublessees will likely be significantly less than the monthly rent we owe to the landlord, which means that we will remain responsible for paying the difference.

Our stock price has been volatile and is likely to remain volatile. From January 1, 2003 through February 23, 2004 our stock price has ranged from a per share high of $17.98 to a low of $4.79. A number of factors may contribute to the volatility of our stock price, including:

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

If the market for e-security solutions does not continue to grow, then demand for our products may decrease. The market for some of our e-security solutions is continuing to develop, and demand for our products depends on, among other things:

•	the perceived ability of our products to address real customer problems;

•	the perceived quality, price, availability and interoperability of our products as compared to our competitors’ products;

•	the market’s perception of how easy or difficult it is to deploy our products, especially in complex, heterogeneous network environments;

•	the continued evolution of electronic commerce as a viable means of conducting business;

•	market acceptance and use of digital signatures and digital certificates in business applications;

•	the ability of network infrastructures to support an increasing number of users and services;

•	the public’s perception of the need for secure electronic commerce and communications over both wired and wireless computer networks;

•	the U.S. government’s continued focus on e-security as a means to counteract terrorism and other hostile acts;

•	the pace of technological change and our ability to keep up with these changes;

•	the market’s perception of our products’ ability to address the e-security aspects of privacy and security legislation; and

•	general economic conditions, which, among other things, influence how much money our customers and potential customers are willing to allocate to their information technology budgets.

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

Some of our products have long and unpredictable sales cycles, which may impact our quarterly operating results. Transactions for some of our products, especially our digital certificate management and Web access management products, often involve large expenditures by our customers. Some of our customers may also need to invest substantial resources and modify their computer network infrastructures to take advantage of our products. The sales cycles for these transactions are subject to a number of uncertainties such as:

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

If we fail to obtain a sufficient supply of high-quality RSA SecurID authenticators or components, then we may be unable to fill customer orders or may need to replace defective authenticators shipped to our customers. Problems with the availability or quality of our products could cause our revenue to decrease and our costs to increase, damage our reputation in the marketplace and subject us to damage claims from our customers. Examples of quality and possible availability problems include:

•	In 2002 and 2003, our quarterly analysis of historical failure and defective return rates indicated that certain authenticators produced between 2000 and 2002 were subject to higher defect and failure rates.

•	Many of our suppliers are located outside of the United States. If political, economic or health-related events, such as the U.S. actions in Iraq or a major health crisis like the SARS epidemic in 2003, were to affect international trade, then we could experience difficulties in obtaining product components from our international suppliers.

•	We depend on a limited number of suppliers for some of our product components. If our existing suppliers were unable to provide us with a sufficient supply of quality components, then we would have to expend significant resources to find new suppliers, and it is possible that we would be unable to find new suppliers in a timely manner.

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

International sales make up a significant portion of our business. International sales accounted for more than 40% of our total revenue in each of the years ended December 31, 2003, 2002 and 2001. We may need to tailor or “localize” our products in order to compete in particular international markets and to comply with foreign laws. We may not be able to develop, market and distribute localized versions of our products in a timely manner or at all. In addition, there are certain risks inherent in doing business internationally, including:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including changes in the market value of our investments, our common stock and foreign exchange rates. Market fluctuations could impact our results of operations and consolidated financial condition. In the normal course of business, we employ established policies and procedures to manage these risks.

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

At December 31, 2003 Crosby Finance, LLC, a qualified special purpose entity of which we are a 99% member, held approximately 2.0 million shares of VeriSign common stock and a variable delivery forward contract, or VDF. The VDF contract held by Crosby will settle in January 2006. The VDF contract entitles us to additional cash proceeds of up to $35.3 million depending on the market price of VeriSign common stock on January 3, 2006, as follows:

Market price of VeriSign Common Stock on
January 3, 2006	Proceeds

$0.00 to $87.16	$0
$87.16 to $104.59	$0 to $35.3 million
Over $104.59	$35.3 million

We account for our investment in Crosby under EITF Issue No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” We are carrying our interest at fair value with all changes in fair value reported in income from investing activities in the statement of operations. We determine the fair value based on the fair value of Crosby’s right to potentially receive additional cash proceeds under the VDF. The closing price of VeriSign’s common stock on The NASDAQ National Market on December 31, 2003 was $16.30 per share. Unless the VeriSign stock appreciates to at least $87.16 per share in January 2006, we will not be entitled to any cash flows from our remaining interest in Crosby. Our remaining investment in Crosby has a fair value of $0.2 million at December 31, 2003, and is recorded in other assets. Should the value of our investment in Crosby decrease, we would incur a pretax charge of up to $0.2 million, which would be included in income from investing activities in the statement of operations.

During 2001, we issued 7% convertible subordinated debentures due October 17, 2004 with an aggregate principal amount of $80.0 million, together with warrants to purchase an aggregate of approximately 0.9 million shares of our common stock. At any time and at their option, each holder may convert any outstanding debentures into shares of our common stock at a conversion price of $13.745 per share, which upon conversion of all of the outstanding debentures would result in the issuance of approximately 5.8 million shares of our common stock. The holders of the warrants issued with the debentures may exercise the warrants at any time until October 17, 2006 at an exercise price of $13.745 per share. The conversion price of the debentures and the exercise price of the warrants may be adjusted under certain circumstances, such as events that would cause dilution of the holder’s interest. We may redeem all or a portion of the debentures for cash at any time after October 17, 2002 as long as the arithmetic average of the weighted average price of our common stock on each trading day during the fifteen trading day period immediately prior to the election to redeem is at least 150% of the conversion price. The redemption feature was not exercisable at December 31, 2003. If the 7% convertible debentures are redeemed in part or total prior to their maturity date we will record a non cash charge for unamortized deferred financing costs and the unamortized value of the warrants. At December 31, 2003, unamortized deferred financing costs were $1.2 million and the unamortized value of the warrants was $1.1 million. Interest is payable in cash semi-annually at a fixed rate of 7% per annum, and therefore we believe we have no interest rate exposure with these debentures.

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

The RSA Security Inc. Board of Directors has an Audit Committee composed of independent Directors. The Committee meets with financial management and the independent auditors to review internal accounting controls and accounting, auditing, and financial reporting matters.

/s/ Arthur W. Coviello, Jr.

Arthur W. Coviello, Jr.
Chief Executive Officer and President

/s/ Jeffrey D. Glidden

Jeffrey D. Glidden
Senior Vice President, Finance and Operations,
and Chief Financial Officer and Treasurer

March 4, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
   RSA Security Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of RSA Security Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in Item 15 (a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of RSA Security Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 2 of the Notes to Consolidated Financial Statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 4, 2004

RSA SECURITY INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,

	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$207,323	$103,030
Accounts receivable (less allowance for doubtful accounts of $1,849 in 2003 and $2,494 in 2002)	33,310	35,666
Inventory	4,011	2,334
Prepaid expenses and other assets	6,641	5,567
Refundable income taxes	11,062	57,643
Deferred taxes	2,942	3,829

Total current assets	265,289	208,069

Property and equipment, net	68,149	73,376
Other assets
Goodwill, net	189,260	192,629
Investments	—	1,400
Other	6,879	7,374

Total other assets	196,139	201,403

	$529,577	$482,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Convertible debentures	$78,877	—
Accounts payable	8,021	$6,966
Accrued payroll and related benefits	16,246	11,256
Accrued expenses and other liabilities	18,955	17,543
Current portion of accrued restructurings	9,043	11,601
Income taxes accrued and payable	29,128	33,484
Deferred revenue	34,625	33,170

Total current liabilities	194,895	114,020

Deferred taxes, long-term	7,046	1,592
Accrued restructurings, long-term	18,861	26,325
Convertible debentures	—	77,477

Total liabilities	220,802	219,414

Commitments and Contingencies
Stockholders’ equity
Common stock, $0.01 par value; authorized, 300,000,000 shares; issued, 62,144,158 shares; outstanding, 60,870,590 and 57,066,695 shares in 2003 and 2002, respectively	621	621
Additional paid-in capital	—	100,824
Retained earnings	359,730	354,496
Treasury stock, at cost; 1,273,568 and 5,077,463 shares in 2003 and 2002, respectively	(53,852)	(190,554)
Accumulated other comprehensive income (loss)	2,276	(1,953)

Total stockholders’ equity	308,775	263,434

	$529,577	$482,848

See accompanying notes to consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,

	2003	2002	2001

Revenue
Products	$193,664	$168,954	$222,382
Maintenance and professional services	66,202	63,130	60,338

Total revenue	259,866	232,084	282,720

Cost of revenue
Products	32,336	35,772	38,226
Maintenance and professional services	20,877	22,207	28,456
Impairment of technology related intangible assets	—	14,333	—
Amortization of technology related intangible assets	—	6,587	3,281

Total cost of revenue	53,213	78,899	69,963

Gross profit	206,653	153,185	212,757

Costs and expenses
Research and development	53,629	55,061	58,345
Marketing and selling	94,298	100,673	122,915
General and administrative	33,776	30,256	39,127
Restructurings	—	56,036	19,956
Impairment of intangible assets	—	4,807	—
Amortization of intangible assets	—	3,337	11,171
In process research and development	—	—	7,891

Total	181,703	250,170	259,405

Income (loss) from operations	24,950	(96,985)	(46,648)
Interest (expense) income and other	(7,962)	(8,778)	5,860
Income (loss) from investing activities	1,568	(30,937)	40,836

Income (loss) before provision (benefit) for income taxes	18,556	(136,700)	48
Provision (benefit) for income taxes	3,720	(39,876)	2,555

Net income (loss)	$14,836	$(96,824)	$(2,507)

Basic earnings (loss) per share
Per share amount	$0.25	$(1.71)	$(0.04)

Weighted average shares	58,758	56,621	56,259

Diluted earnings (loss) per share
Per share amount	$0.24	$(1.71)	$(0.04)

Weighted average shares	58,758	56,621	56,259
Effect of dilutive equity instruments	3,546	—	—

Adjusted weighted average shares	62,304	56,621	56,259

See accompanying notes to consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

							Accumulated
							Other
			Additional				Comprehensive	Total
	Common Stock		Paid-in-	Retained	Treasury Stock		Income	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Equity

Balance, January 1, 2001	62,144,158	$621	$213,826	$453,827	5,977,806	$(218,962)	$31,692	$481,004

Issuance of common stock from exercise of stock options and purchase plans			(57,261)		(2,457,030)	90,855		33,594
Tax benefit on the exercise of stock options			15,828					15,828
Assumption of Xcert International Inc. stock options			3,730					3,730
Issuance of warrants in connection with convertible debt issuance			4,149					4,149
Share repurchase program					2,213,500	(89,974)		(89,974)
Put option premiums			7,565					7,565
Put option settlements			(63,815)					(63,815)
Comprehensive loss:
Translation adjustment							(2,188)	(2,188)
Unrealized loss on marketable securities, net							(33,973)	(33,973)
Net loss				(2,507)				(2,507)

Total comprehensive loss								(38,668)

Balance, December 31, 2001	62,144,158	621	124,022	451,320	5,734,276	(218,081)	(4,469)	353,413

Issuance of common stock from exercise of stock options and purchase plans			(23,566)		(656,813)	27,527		3,961
Tax benefit on the exercise of stock options			328					328
Stock compensation			40					40
Comprehensive loss:
Translation adjustment							2,938	2,938
Unrealized loss on marketable securities, net							(422)	(422)
Net loss				(96,824)				(96,824)

Total comprehensive loss								(94,308)

Balance, December 31, 2002	62,144,158	621	100,824	354,496	5,077,463	(190,554)	(1,953)	263,434

Issuance of common stock from exercise of stock options and purchase plans			$(106,309)	(9,602)	(3,803,895)	136,702		20,791
Tax benefit on the exercise of stock options			5,485					5,485
Comprehensive income:
Translation adjustment							4,229	4,229
Net income				14,836				14,836

Total comprehensive income								19,065

Balance, December 31, 2003	62,144,158	$621	—	$359,730	1,273,568	$(53,852)	$2,276	$308,775

See accompanying notes to consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,

	2003	2002	2001

Cash flows from operating activities
Net income (loss)	$14,836	$(96,824)	$(2,507)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	13,223	16,612	15,184
Amortization of goodwill and intangible assets	—	9,924	14,452
Tax benefit from exercise of stock options	5,485	328	15,828
In process research and development	—	—	7,891
Non cash restructuring	—	9,242	4,350
Non cash stock option compensation	—	—	751
Amortization of convertible debentures deferred financing costs	1,605	1,611	329
Non cash warrant accretion	1,400	1,375	251
(Income) loss from investing activities	(1,542)	2,249	(48,008)
Investment valuation impairment	(26)	28,689	7,172
Impairment of intangible assets	—	19,140	—
Deferred taxes	11,825	2,204	6,665
Increase (decrease) in cash from changes in, net of the effect of acquisitions:
Accounts receivable	2,857	22,782	1,657
Inventory	(1,676)	6,923	(5,221)
Prepaid expenses and other assets	(846)	5,482	12,600
Accounts payable	916	(198)	(3,206)
Accrued payroll and related benefits	4,201	(472)	(7,328)
Accrued expenses and other liabilities	1,170	3,037	(4,656)
Accrued restructurings	(9,781)	27,566	6,389
Refundable income taxes and income taxes accrued and payable	36,657	(21,459)	(33,451)
Deferred revenue	1,202	3,825	3,173

Net cash provided by (used for) operating activities	81,506	42,036	(7,685)

Cash flows from investing activities
Purchases of marketable securities	—	—	(36,411)
Sales and maturities of marketable securities	—	1,150	75,593
Purchases of property and equipment	(4,247)	(4,665)	(36,173)
Proceeds from Crosby Finance, LLC	—	—	53,460
Investments	3,041	317	(23,231)
Acquisitions, net of cash acquired	3,370	(997)	(226,146)
Other	(1,377)	(117)	515

Net cash provided by (used for) investing activities	787	(4,312)	(192,393)

Cash flows from financing activities
Proceeds from exercise of stock options and purchase plans	20,791	3,961	33,594
Share repurchase program	—	—	(89,974)
Issuance of convertible debentures, net	—	—	75,235
Settlement of put option contracts	—	—	(63,815)
Sale of put options	—	—	7,565
Other	—	(18)	—

Net cash provided by (used for) financing activities	20,791	3,943	(37,395)

Effect of exchange rate changes on cash and cash equivalents	1,209	(583)	(2,478)

Net increase (decrease) in cash and cash equivalents	104,293	41,084	(239,951)
Cash and cash equivalents, beginning of year	103,030	61,946	301,897

Cash and cash equivalents, end of year	$207,323	$103,030	$61,946

Cash payments for interest expense were $5,724, $3,947 and zero in 2003, 2002 and 2001, respectively.

Cash payments for income taxes were approximately $1,749, $1,791 and $11,357 in 2003, 2002 and 2001, respectively.

See accompanying notes to consolidated financial statements

RSA SECURITY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share data)

1.     Nature of Business and Summary of Significant Accounting Policies

Nature of Business – RSA Security Inc. and its subsidiaries (the “Company”) provide interoperable solutions for establishing online identities, access rights and privileges for people, applications and devices. Built to work seamlessly in the complex environments of its customers, the Company’s portfolio of e-security solutions includes identity and access management, secure mobile and remote access, secure enterprise access and secure transactions. The Company sells to Enterprise customers seeking turnkey security solutions, and to Developers seeking software development components for embedding security in software applications or hardware devices.

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

For arrangements which contain an initial prepaid license fee with the payment of ongoing royalties, the Company recognizes revenue on the initial prepaid license fee when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable. The ongoing royalties are recognized at the time a reliable estimate can be made of the actual usage that has occurred, provided collection is probable. Annual license fees or onetime license fee arrangements typically contain non-refundable terms, therefore the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable.

The Company recognizes revenue allocated to professional service elements as the services are performed. When the customization is essential to the functionality of the licensed software, then both the software license and professional services revenue are recognized under the percentage of completion method, which requires revenue to be recognized as a percentage of the project completed. The Company recognizes revenue and gross profit using labor hours as an input measure of progress to completion on these arrangements.

Allowance for Sales Returns – Allowances for estimated sales returns and allowances on products and maintenance and professional service revenue are recorded in the same period as the related revenue is recorded. The Company bases these estimates on historical sales returns, analysis of credit memo data, current economic trends, product line and customer industry and other known factors.

Allowance for Doubtful Accounts – The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Bad debt expense is included in marketing and selling expenses in the consolidated statements of operations.

Allowance for Warranty Obligations – The Company’s standard practice is to provide a warranty on all RSA SecurID® hardware authenticators for the customer selected programmed life of the authenticator (generally two to five years) and to replace any defective authenticators (other than authenticators damaged by a user’s abuse or alteration) free of charge. The Company sells its other products to customers with a warranty for product defects for a specified period, generally ninety days. The Company provides reserves for warranty obligations based on historical failure and defective return rates and includes these costs as a component of product cost of revenue. The Company reevaluates the estimate of warranty and defective return obligations, including the assumptions about estimated failure and return rates, each quarter.

During 2002 and 2003, the Company’s quarterly analysis of historical failure and defective return rates indicated that certain authenticators produced between 2000 and 2002 were subject to higher defect and failure rates. The Company has increased its provisions for warranty expense accordingly. The Company will continue to monitor warranty claims and reevaluate its estimate of warranty and defective return obligations in future periods, which may result in the Company recording additional warranty expense.

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

Accrued warranty reserve is included in accrued expenses and other liabilities in the condensed consolidated balance sheets and was as follows:

	Years Ended December 31,

	2003	2002	2001

Balance, beginning of period	$1,566	$124	$105
Provision for warranty expense	4,614	2,752	490
Deductions	(2,302)	(1,310)	(471)

Balance, end of period	$3,878	$1,566	$124

Cash Equivalents — All highly liquid investments purchased with a remaining maturity of three months or less are considered cash equivalents.

Inventory — Inventory consists primarily of RSA SecurID authenticators and is stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment — Property and equipment are stated at cost and revalued for effects of foreign currency translation. Furniture and equipment are depreciated by the straight-line method over the estimated useful lives of the assets, generally two to ten years. Leasehold improvements are depreciated by the straight-line method over the lease term or estimated useful live of the related asset, whichever is shorter. Buildings are depreciated over fifty years, the estimated useful life. Property and equipment sold or retired is eliminated from the accounts in the year of disposition and the resulting gain or loss is reflected in earnings.

Goodwill and Intangible Assets – Goodwill and other acquisition related identifiable intangible assets are stated at fair value as of the date acquired in a business acquisition accounted for as a purchase, net of accumulated amortization. Effective January 1, 2002 the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” required that the amortization of goodwill and indefinite lived intangible assets be discontinued, and instead be evaluated at least annually for impairment. Accordingly, the Company discontinued amortizing goodwill and indefinite lived intangible assets as of January 1, 2002. The Company evaluates goodwill for impairment on November 30 of each year and at an interim date if events or circumstances occur that would more likely than not reduce the fair value of the goodwill below its carrying amount. The Company evaluates the carrying value of goodwill and other intangible assets against the estimated fair value of its assets and will record an impairment charge in the amount by which the carrying value of the assets exceed their estimated fair value. Estimated fair value is determined based on estimated discounted future cash flows or a market multiple valuation method.

Impairment of Long-Lived Assets Other Than Goodwill – The Company tests long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The recoverability of long-lived assets is assessed by comparing the undiscounted cash flows expected to be generated to the carrying value of the assets. If the sum of the undiscounted cash flows is less than the carrying value of the assets, an impairment charge is recognized. The amount of an impairment charge is determined by comparing the carrying amount of the long-lived asset to its fair value. Fair value is determined based on estimated discounted cash flows.

Deferred Financing Costs – Deferred financing costs include investment bank fees, legal fees and other financing costs paid in connection with the issuance of convertible debentures and are included on the consolidated balance sheets in other assets. Deferred financing costs are amortized over the period the convertible debentures are outstanding using the straight line method, which is not materially different from the effective interest rate method.

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

The Company accounts for its investment in Crosby Finance, LLC (“Crosby”) under Emerging Issues Task Force (“EITF”) Issue No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” The Company is carrying its interest in Crosby at fair value with all changes in fair value included in income from investing activities in the consolidated statements of operations. The Company determines the fair value based on the fair value of Crosby’s right to potentially receive additional cash proceeds under a variable delivery forward contract that Crosby holds.

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

Advertising — Advertising costs are expensed as incurred and were approximately $869, $2,950, and $4,496 in 2003, 2002 and 2001, respectively.

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

Foreign Currency – The financial statements of the Company’s foreign subsidiary in Ireland are measured using the U.S. dollar as its functional currency. The financial statements of all other of the Company’s foreign branches and subsidiaries are measured using the local currencies as the functional currencies. Assets and liabilities of these branches and subsidiaries are translated to their U.S. dollar equivalents at balance sheet date exchange rates and translation adjustments are recorded in accumulated other comprehensive income. Statements of operations of foreign branches and subsidiaries are translated from functional currencies to U.S. dollar equivalents at average exchange rates in effect during the year and any gain or loss from these translations are also included in accumulated other comprehensive income. Foreign currency transaction gains and losses are included in interest expense, income and other in the consolidated statements of operations.

Earnings (Loss) Per Share — The Company computes basic earnings (loss) per share using the weighted average number of common shares outstanding. The Company computes diluted earnings per share using the weighted average number of shares outstanding plus the effect of potential outstanding shares, including options and warrants, using the “treasury stock” method. Diluted loss per share excludes the effect of equity instruments including convertible debentures, options and warrants, as such instruments are antidilutive.

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

Common Stock Warrants – Warrants to purchase shares of the Company’s common stock are recorded at fair value. The Company estimated the fair value of warrants using the Black-Scholes model at the time of issuance. The fair value of the warrants is amortized over the expected life of the related 7% convertible debentures using the straight-line method, which is not materially different than the effective interest rate method.

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

Stock-Based Compensation Plans — Stock-based compensation cost is accounted for using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this intrinsic value method, compensation expense, if any, is recognized based on the difference between the fair value of the underlying stock and the price of the option at the measurement date. Measurement date is defined as that time when both the number of shares and the exercise price become known.

Pro Forma Disclosure — Had the Company recognized compensation costs for its stock option and purchase plans based on the fair value for awards under those plans, in accordance with SFAS No. 123 “Accounting for Stock Based Compensation,” pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

	Years Ended December 31,

	2003	2002	2001

Net income (loss) as reported	$14,836	$(96,824)	$(2,507)
Add: stock based compensation expense included in reported net loss, net of related tax effects	—	—	488
Less: stock based compensation expense determined under fair value method for all awards, net of related tax effects	(36,178)	(37,676)	(25,711)

Pro forma net loss	$(21,342)	$(134,500)	$(27,730)

Net income (loss) per share:
Basic earnings (loss) per share – as reported	$0.25	$(1.71)	$(0.04)

Basic loss per share – pro forma	$(0.36)	$(2.38)	$(0.49)

Diluted earnings (loss) per share – as reported	$0.24	$(1.71)	$(0.04)

Diluted loss per share – pro forma	$(0.36)	$(2.38)	$(0.49)

The fair values used to compute pro forma net (loss) income and pro forma net (loss) income per share were estimated fair value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,

	2003	2002	2001

Stock Option Plans:
Risk-free interest rate	2.8%	3.8%	4.6%
Expected life of option grants (years)	4.3	4.4	4.1
Expected volatility of underlying stock	87.0%	90.0%	83.0%
Expected dividend payment rate	0.0%	0.0%	0.0%
Expected forfeiture rate	7.5%	7.5%	7.5%
Weighted average fair value of stock options granted	$6.57	$3.11	$18.93

	Years Ended December 31,

	2003	2002	2001

Employee Stock Purchase Plan:
Risk-free interest rate	1.1%	1.7%	5.7%
Expected life of option grants (years)	0.5	0.5	0.5
Expected volatility of underlying stock	77.0%	112.0%	83.0%
Expected dividend payment rate	0.0%	0.0%	0.0%
Weighted average fair value of purchase rights granted	$2.68	$2.14	$14.91

Reclassification — Certain previously disclosed and prior year amounts have been reclassified to conform to the 2003 presentation, including amortization of technology related intangible assets of $6,587 and $3,281 for the years ended December 31, 2002 and 2001, respectively, and impairments of technology related intangible assets of $14,333 for the year ended December 31, 2002, have been reclassified from operating expenses to cost of revenue.

New Accounting Pronouncements — Interpretation No. 46 – In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was revised by FIN 46R issued in December 2003 (“FIN46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIE”) that either: do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or for which the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 also sets forth certain disclosure requirements regarding interests in VIE that are deemed significant, even if consolidation is not required. FIN 46 applies to interim periods ending after March 15, 2004. The Company believes the adoption of FIN 46 will not require the consolidation of the Company’s investment in Crosby and therefore will not have a significant impact on its consolidated financial position or results of operations.

2.     Acquisitions

During 2001, the Company completed four acquisitions, which were accounted for as purchases. Accordingly, the results of operations of the acquired companies have been included in the consolidated statements of operations since their respective dates of acquisition. Costs related to these acquisitions are for investment banking, professional fees and other direct costs, including employee severance and facilities closure. These costs were recorded on the dates of acquisition and have been included in the allocation of the purchase prices.

On September 4, 2001, the Company completed its acquisition of all of the capital stock of Securant Technologies, Inc., (“Securant”) a privately held company that developed the ClearTrust Web access management solution; on May 16, 2001, the Company completed its acquisition of all of the capital stock of 3-G International, Inc., (“3GI”) a privately held company that developed smart card and biometric authentication products; on May 22, 2001, the Company completed its acquisition of substantially all the assets of Transindigo Inc (“Transindigo”), a privately held company that developed real time Web access management software products; and on February 12, 2001, the Company completed its acquisition of all of the capital stock of Xcert International, Inc., (“XCert”) a privately held company that developed digital certificate-based products for securing e-business transactions.

The adjusted purchase prices and costs of the Securant, 3GI, Transindigo and Xcert acquisitions were as follows:

			3GI and
	Securant	Xcert	Transindigo	Total

Cash paid to sellers or shareholders	$131,203	$64,366	$19,752	$215,321
Stock options assumed	—	3,095	—	3,095
Acquisition costs	7,924	5,357	1,421	14,702
Litigation costs	—	—	2,525	2,525

Total purchase price	$139,127	$72,818	$23,698	$235,643

Pursuant to two separate escrow agreements entered into in connection with the Securant acquisition, $21,000 of the cash purchase price otherwise payable to Securant’s shareholders was placed in escrow, pending settlement of any claims for breach of representations, warranties or covenants in the merger agreement. One escrow agreement put $20,000 of the purchase price into an escrow fund. The Company received $3,300 from this Securant escrow fund during the year ended December 31, 2003 in final settlement of outstanding escrow fund claims, which resulted in a decrease to goodwill of $3,300. The remainder of the escrow fund was released to the selling shareholders during March 2003. The second escrow agreement put $1,000 of the Securant purchase price into an escrow fund. The remaining unclaimed balance of the $1,000 Securant escrow fund not subject to a pending claim is scheduled to be released to the selling shareholders during 2005.

Pursuant to an escrow agreement, $3,000 of the cash purchase price otherwise payable to 3GI’s stockholders was placed in escrow, pending settlement of any claims for breaches of representations, warranties or covenants in the merger agreement. The Company submitted claims against the 3GI escrow totaling approximately $3,000 and received an aggregate of $2,637 from the 3GI escrow fund in settlement of these claims, of which $70 was received during 2003, resulting in a decrease to goodwill of $70 during 2003. The remainder of the escrow fund was released to the selling stockholders during March 2003.

Pursuant to an escrow agreement, $10,500 of the cash purchase price otherwise payable to Xcert’s stockholders was placed in escrow, pending settlement of any claims for breaches of representations, warranties or covenants in the merger agreement. The Company released all but $500 of the Xcert escrow fund to the selling stockholders in August 2002. The Company received approximately $64 from the escrow fund in settlement of certain tax issues during 2002, and the balance of the $500 was released to the selling stockholders during 2003.

As a result of the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 the Company reclassified in-place workforce related intangible assets of $5,689, $2,021 and $569 arising from the acquisitions of Xcert, 3GI and Transindigo, respectively, into goodwill, resulting in an increase to goodwill and a decrease to the carrying value of intangible assets of $8,279. In addition, upon reclassification of in-place workforce related intangible assets to goodwill and the determination of indefinite lived assets, the Company reversed the deferred tax liabilities related to these intangible assets. The reversal of deferred tax liabilities of $2,269 and $852 relating to the Xcert and 3GI acquisitions, respectively, resulted in a decrease to goodwill and deferred tax liabilities of $3,121 for the year ended December 31, 2002.

In 2002, the Company paid $591 to Xcert stockholders upon finalization of the working capital calculation. The cost of the working capital adjustment has been added to the purchase price of Xcert and resulted in an increase to goodwill of $591 during the year ended December 31, 2002.

The Company incurred litigation expenses in connection with a patent litigation relating to the products acquired in the May 2001 acquisition of 3GI and recorded these expenses as related costs of acquisition. The costs to defend the 3GI lawsuit were covered by the escrow fund set aside from the 3GI purchase price. The costs of litigation and disbursements from the 3GI escrow resulted in a net increase to goodwill of $39 during the year ended December 31, 2002.

Allocation of the purchase prices for all four acquisitions completed during 2001 was based on estimates of the fair value of the assets acquired and liabilities assumed based on independent appraisals. These allocations were as follows at December 31, 2003:

	Estimated Fair Values

			3GI and		Estimated
	Securant	Xcert	Transindigo	Total	Life

Assets and liabilities, including cash	$(584)	$4,756	$6,791	$10,963
Goodwill	123,597	57,783	13,595	194,975
Intangible assets (1)	19,650	12,856	2,851	35,357	1 to 7 years
Deferred tax liabilities, net (1)	(7,286)	(5,148)	(1,109)	(13,543)
In process research and development	3,750	2,571	1,570	7,891

Total purchase price	139,127	72,818	23,698	235,643
Less: assumption of stock options	—	(3,095)	—	(3,095)
Less: cash acquired	(2,136)	(377)	(6,883)	(9,396)

Net cash paid	$136,991	$69,346	$16,815	$223,152

(1)	The Company recorded an impairment charge of $19,140 during 2002, which reduced the carrying value of these intangible assets to zero at December 31, 2002. Accordingly, the Company did not record any amortization expense related to these intangible assets after December 31, 2002. As a result of this impairment charge, the Company reduced the related deferred tax liabilities to zero at December 31, 2002.

As a result of its adoption of SFAS No. 142, the Company discontinued amortizing all existing goodwill and indefinite lived intangible assets and did not record any related amortization expense after January 1, 2002. Had the provisions of SFAS No. 141, “Business Combinations” and No. 142 been applied, the Company’s net income (loss) and earnings (loss) per share would have been as follows:

	Years Ended December 31,

	2003	2002	2001

Reported net income (loss)	$14,836	$(96,824)	$(2,507)
Add: Goodwill amortization	—	—	7,667
In-place workforce amortization	—	—	1,575
Trademark amortization	—	—	100
Less: Tax effect	—	—	(3,737)

Adjusted net income (loss)	$14,836	$(96,824)	$3,098

Per share amounts
Reported basic earnings (loss) per share	$0.25	$(1.71)	$(0.04)
Effect of SFAS No. 141 and No. 142	—	—	0.10

Adjusted basic earnings (loss) per share	$0.25	$(1.71)	$0.06

Reported diluted earnings (loss) per share	$0.24	$(1.71)	$(0.04)
Effect of SFAS No. 141 and No. 142	—	—	0.09

Adjusted diluted earnings (loss) per share	$0.24	$(1.71)	$0.05

At December 31, 2002, the Company applied the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to its acquired technologies, customer list, trademark and non-compete agreements intangible assets due to circumstances that indicated the carrying value of these intangible assets may not be recoverable. The circumstances that led the Company to believe that the carrying value of its intangible assets may not be recoverable primarily include lower than expected sales from the Company’s products and higher than anticipated selling and marketing costs associated with the Company’s products that contained or incorporated the acquired technology or products, and estimates of higher than initially anticipated resources needed to continue to be competitive in the selling environment of these products and technologies. During 2002, the Company prepared forecasts of estimated future cash flows for each of the product lines that incorporated the acquired technologies, customer list and non-compete agreements intangible assets and determined that the estimated undiscounted cash flows expected to be generated from the use of these intangible assets were less than the carrying value of the corresponding assets. These estimated undiscounted cash flows were based upon internal and external data, including an analysis of the current competitive selling environment, historical sales data, known operational resources and industry trends. The Company determined the amount of the impairment loss related to these intangible assets by comparing the carrying amount of these assets to their fair value at December 31, 2002. The Company determined the fair value based on estimated discounted cash flows expected to be generated from the use of these assets. The fair value of the intangible assets was determined to be zero at December 31, 2002, and accordingly, the Company recorded a $19,140 impairment charge for the year ended December 31, 2002 to reduce the carrying amount of its intangible assets to their fair value.

Intangible assets other than goodwill consisted of the following at December 31, 2003 and 2002:

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

The amounts allocated to in process research and development (“IPR&D”) projects were expensed in the quarter that the related acquisition was consummated if technological feasibility of the IPR&D projects had not been achieved and no alternate future uses had been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. IPR&D expense of $7,891 for the year ended December 31, 2001 represents the write off of IPR&D in connection with the acquisitions of Securant, Xcert, 3GI and Transindigo.

3. Investments and Financial Instruments

The Company’s investments were as follows at:

	December 31,
	2003	2002

Equity securities recorded at cost	$1,000	$26,220
Impairment of equity securities recorded at cost	(1,000)	(24,820)

Total equity securities recorded at cost	—	1,400

Investment in Crosby Finance, LLC	208	186

Total investments	$208	$1,586

Equity securities recorded at cost include preferred stock and common stock which is not publicly traded or whose sale is prohibited by contractual or statutory restrictions.

Income (loss) from investing activities includes the following gains (losses):

	Years Ended December 31,

	2003	2002	2001

Gain on sale of marketable securities, net	—	$834	$6,165
Income (loss) on sale of investments	$1,542	(3,082)	—
Increase (decline) in fair value of Crosby Finance, LLC	26	(6,823)	—
Settlement of forward contracts held by Crosby Finance, LLC	—	—	41,843
Investment impairment charges	—	(21,866)	(7,172)

Total income (loss) from investing activities	$1,568	$(30,937)	$40,836

During 2002, the Company recognized total investment impairment charges totaling $21,866 related to its investments in privately held companies. Included in total investment impairment charges in 2002 and as a result of its initiation of a process to sell its equity investments the Company recorded an impairment charge of $11,966 to reflect the investments at their estimated realizable value, less costs of disposal. Also during 2002, and included in total investment impairment charges the Company recorded an impairment charge of $9,900 based upon valuations and anticipated cash proceeds to reduce the carrying amount of three investment to their estimated fair value for three companies in which the Company had invested that were in the process of obtaining additional financing or being sold. The Company considered offers to buy, recent valuations and current financial positions of the investments in estimating realizable value. Estimated realizable value of these investments less costs of disposal was $1,400 and was included in investments on the consolidated balance sheet at December 31, 2002. The Company completed the sale of these investments during 2003 and recognized income of $1,542 from the sale of investments.

In November 2000, the Company transferred 2,636,916 shares of VeriSign, Inc. (“VeriSign”) common stock, which were covered by three forward contracts (“Forwards”) and one variable delivery forward (“VDF”), to Crosby, of which the Company is a 99% member. Crosby is a bankruptcy-remote qualified special purpose entity, established specifically to securitize the shares of VeriSign common stock. The contribution and the transfer have been accounted for as a sale under SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, the Company does not consolidate Crosby for accounting purposes. The counterparty to the VDF contract holds the remaining 1% interest in Crosby.

At December 31, 2003, Crosby held 2,027,325 shares of VeriSign common stock and the VDF contract. The VDF contract entitles Crosby to receive cash proceeds of up to $35,336 depending on the market price of VeriSign common stock on January 3, 2006. The closing price of VeriSign’s common stock on The NASDAQ National Market on December 31, 2003 was $16.30 per share. Unless the value of the VeriSign stock appreciates to at least $87.16 per share in January 2006, Crosby will not be entitled to any cash proceeds. Crosby has no liability or obligation to its members or to the counterparty to the VDF contract other than to deliver the shares of VeriSign common stock to the counterparty upon maturity of the VDF contract and to distribute the cash proceeds, if any, to its members. After settlement of the VDF in January 2006, Crosby will dissolve.

The carrying amount of the Company’s 99% interest in Crosby was $208 and $186 at December 31, 2002 and 2001, respectively, and is included in other assets on the consolidated balance sheets. The Company accounts for its investment in Crosby under the guidelines of EITF No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” Before the settlement of the Forwards, the Company used the retrospective interest method to account for the Company’s interest in Crosby as the Company believed it would recover a substantial amount of its interest. Any increases in the cost basis of the Company’s interest in Crosby, determined by applying the retrospective interest method, were recorded in interest income. Any changes in the fair value of the Company’s interest in Crosby were recorded in other comprehensive income in stockholders’ equity. In the fourth quarter of 2001, after the settlement of the last Forward, it became reasonably possible that the Company could lose all or substantially all of the value of its remaining interest, and therefore could no longer apply the retrospective interest method to its interest in Crosby. Accordingly, the Company is carrying its interest at fair value with all changes in fair value reported in income from investing activities in the statement of operations. The Company determines the fair value of its interest in Crosby is being determined based on the fair value of Crosby’s right to potentially receive additional cash proceeds upon maturity of the VDF. The increase in the fair value of the Company’s interest in Crosby was $26 for the year ended December 31, 2003.

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

4. Property and Equipment

Property and equipment were as follows at:

	December 31,
	2003	2002

Land	$7,068	$6,371
Building	20,707	18,664
Furniture and equipment	83,356	80,358
Leasehold improvements	32,435	31,778

Total	143,566	137,171
Less: Accumulated depreciation and amortization	(75,417)	(63,795)

Property and equipment, net	$68,149	$73,376

5. Convertible Debentures

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

Interest is payable in cash semi-annually in arrears on January 1 and July 1 of each year at a fixed rate of 7% per annum. At any time and at their option, each holder may convert any outstanding debentures it holds into shares of the Company’s common stock at a conversion price of $13.745 per share, which upon conversion of all of the outstanding debentures would result in the issuance of approximately 5,820,298 shares of the Company’s common stock. The conversion price of the debentures may be adjusted under certain circumstances, such as events that would cause dilution of the debenture holder’s interest. The Company may redeem all or a portion of the debentures for cash at any time after October 17, 2002 as long as the arithmetic average of the weighted average price of the Company’s common stock on each trading day during the fifteen trading day period immediately before the election to redeem is at least 150% of the conversion price. The redemption feature was not exercisable at December 31, 2003. The debentures are unsecured and are subordinated to all existing and future senior indebtedness. The agreements governing the convertible debentures contain covenants including restrictions on the Company’s ability to incur and guarantee additional debt. The covenants limit the amount of additional debt the Company may incur to the lesser of 30% of the Company’s consolidated stockholders’ equity, which was $92,633 at December 31, 2003, or a total of $180,000 including the balance of the 7% convertible debentures outstanding.

In connection with the issuance of the convertible debentures, and as described in Note 7, the Company issued warrants on its common stock to the holders of the convertible debentures. The Company recorded the fair market value of the warrants as additional paid-in capital during the year ended December 31, 2001 and is amortizing the fair market value through October 2004. This charge is included in interest expense in the consolidated statement of operations. In addition, in connection with the issuance of the 7%

convertible debentures, the Company paid investment bank fees, legal fees and other financing costs of $4,796 which are being amortized through October 2004 using the straight-line method, which is not materially different from the effective interest rate method. Unamortized deferred financing costs of $1,271 are included in other assets on the consolidated balance sheets at December 31, 2003 and 2002. The carrying value of the 7% convertible debentures is as follows at December 31, 2003:

Principal amount of 7% convertible debentures	$80,000
Less: value of warrants	(4,149)
Add: accumulated accretion	3,026

Carrying value, December 31, 2003	$78,877

6. Line of Credit

The Company had a $10,000 line of credit agreement with a major financial institution that was canceled by the Company in November 2003.

7. Stockholders’ Equity

Common Stock Warrants — In connection with the issuance of the 7% convertible debentures in October and November 2001, the Company issued warrants to purchase shares of its common stock to the holders of the convertible debentures. The holders may exercise the warrants for an aggregate of 873,045 shares of the Company’s common stock at an exercise price of $13.745 per share. The exercise price of the warrants may be adjusted under certain circumstances, such as events that would cause dilution of the holder’s interest. The warrants were immediately exercisable upon issuance and expire on October 17, 2006. The fair value of the warrants of $4,149 was estimated using the Black-Scholes model with the following assumptions: risk free interest rate of 2.5%, expected life of 2.5 years, dividend yield of 0%, and expected volatility of 83%. The Company recorded the fair market value of the warrants as additional paid-in capital. As of December 31, 2003, none of the warrants had been exercised.

Stockholder Rights Plan — On July 20, 1999, the Company’s Board of Directors adopted a Stockholder Rights Plan, and a Rights Agreement to govern the Plan, under which common stock purchase rights (each, a “Right”) were distributed to the Company’s stockholders at the rate of one Right for each share of the Company’s common stock. Each Right entitles the stockholder that owns the Right to purchase one share of the Company’s common stock at a purchase price of $83.33 per share, subject to adjustment (the “Purchase Price”). The Company’s stockholders may exercise the Rights (1) if another party acquires, or obtains the right to acquire, beneficial ownership of 15% or more of the Company’s common stock, or (2) upon the commencement of a tender or exchange offer that, if consummated, would result in another party acquiring 15% or more of the Company’s common stock. In the event of such an acquisition or similar event, each Right, other than those owned by the acquiring party, will enable the stockholder that owns the Right to purchase the number of shares of the Company’s common stock that equals the Purchase Price divided by one-half of the current market price (as defined in the Rights Agreement) of the common stock.

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

At December 31, 2003, 2002 and 2001, the Company had zero shares of its common stock covered by outstanding put options. The Company received $7,565 from the sale of put options on its common stock during the year ended December 31, 2001. During 2001 and upon maturity of one of the Company’s put options contracts covering 375,000 shares of its common stock, the Company repurchased 375,000 shares of its common stock for $13,943 or $37.18 per share.

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

8. Stock Option and Purchase Plans

Stock Option Exchange Programs — In November 2001, the Company offered to all of its employees and directors the opportunity to request that the Company exchange the employees’ and directors’ outstanding stock options in return for new stock options to be granted by the Company no sooner than six months and one day from November 12 and December 17, 2001, the dates on which each exchange offer terminated. In exchange for existing options, each option holder received a commitment for new options to be issued for shares of common stock equal to three fifths (3/5) of the total number of shares subject to the options tendered by the option holder and accepted for exchange. Options covering a total of 8,871,919 shares were accepted for exchange under the exchange offers and, accordingly, were canceled on November 12 and December 17, 2001. The Company granted the new options, covering a total of 5,021,321 shares, on May 13 and June 18, 2002. On May 13, 2002, the Company granted new options to its non-employee directors with an exercise price of $6.15 per share, the closing price of the Company’s common stock on the NASDAQ National Market on that date. The new non-employee director options are exercisable in full on the date of grant. On June 18, 2002, the Company granted new options to its employees with an exercise price of $4.42 share, the closing price of the Company’s common stock on the NASDAQ National Market on that date. The new employee options became exercisable as to 25% of the shares represented by the options on the date of grant and in equal quarterly amounts thereafter for three years.

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

The 1994 Director Stock Option Plan, as amended (“Director Plan”), allowed the Company to grant non-statutory stock options to purchase common stock to non-employee members of the Board of Directors. During 2003, the Company terminated the Director Plan except with respect to options already granted. The Company will no longer grant options under this plan.

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

At December 31, 2003, there were 17,355,000 shares of the Company’s common stock authorized and 783,293 shares available for grant under the 1994 Plan, and 21,062,764 shares authorized and 7,131,028 shares available for grant under the 1998 Plan.

A summary of stock option activity under all plans follows:

		Weighted Average
		Exercise
	Shares	Price Per Share

Outstanding at January 1, 2001	19,973,011	$24.10
Granted	6,547,363	28.80
Exercised	(2,325,828)	12.86
Canceled and expired	(12,246,527)	31.99

Outstanding at December 31, 2001	11,948,019	21.07
Granted	8,516,721	4.61
Exercised	(218,399)	6.95

		Weighted Average
		Exercise
	Shares	Price Per Share

Canceled and expired	(3,718,092)	21.54

Outstanding at December 31, 2002	16,528,249	12.48
Granted	4,955,700	9.96
Exercised	(3,033,433)	5.90
Canceled and expired	(1,557,309)	14.48

Outstanding at December 31, 2003	16,893,207	$12.70

Exercisable at December 31, 2001	4,982,928	$17.06

Exercisable at December 31, 2002	8,648,763	$14.45

Exercisable at December 31, 2003	8,450,301	$15.99

The following table sets forth information regarding stock options outstanding at December 31, 2003 under all plans:

			Weighted Average		Weighted Average
		Weighted	Remaining	Number	Exercise Price for
Range of	Number of	Average	Contractual Life	Currently	Currently
Exercise Prices	Shares	Exercise Price	(Years)	Exercisable	Exercisable

$2.93 – 4.04	2,215,471	$3.85	6.5	348,490	$3.68
$4.42 – 6.30	4,479,785	$4.88	6.4	1,694,618	$5.03
$6.65 – 9.35	1,475,005	$7.87	5.0	1,212,248	$8.03
$9.99 – 14.67	3,399,414	$12.74	7.2	769,664	$12.31
$15.00 – 19.88	2,372,184	$17.96	3.8	2,133,584	$18.10
$22.69 – 32.96	2,556,632	$28.15	4.8	1,970,108	$28.14
$34.03 – 49.38	394,716	$37.31	4.6	321,589	$37.40

$2.93 – 49.38	16,893,207	$12.70	5.8	8,450,301	$15.99

The Company cancelled certain stock options assumed in connection with the acquisition of Xcert in February 2001 and recognized compensation expense of $751 in 2001.

The 1994 Employee Stock Purchase Plan, as amended (“Purchase Plan”), provides for sales of common stock to participating employees at prices of not less than 85% of the closing price on either the first day or the last day of the offering period, whichever is lower. At December 31, 2003, 3,100,000 shares were authorized under the Purchase Plan, and 946,983 shares were available for purchase. The cumulative total shares purchased under the plan through 2003, 2002 and 2001 were 2,153,016, 1,382,835, and 962,230, respectively.

9. Comprehensive Income (Loss)

Comprehensive income (loss) was as follows:

	Years Ended December 31,

	2003	2002	2001

Net income (loss)	$14,836	$(96,824)	$(2,507)
Comprehensive income (loss), net of tax:
Holding losses arising during period	—	—	(6,250)
Less: reclassification adjustment for gains included in net income	—	(422)	(27,723)

Decrease in net unrealized gains on marketable securities	—	(422)	(33,973)

Foreign currency translation adjustments	4,229	2,938	(2,188)

Comprehensive income (loss)	$19,065	$(94,308)	$(38,668)

The tax benefit of holding losses on marketable securities was $4,166 for 2001.

10. Earnings (Loss) Per Share

Equity instruments that were considered antidilutive and therefore were not included in the computation of diluted earnings or loss per share include the following shares of the Company’s common stock:

	Years Ended December 31,

	2003	2002	2001

Employee stock options	8,497,066	16,528,249	11,948,019
Convertible debentures	5,820,298	5,820,298	1,240,003
Common stock warrants	873,045	873,045	873,045

11. Income Taxes

Components of income (loss) before provision (benefit) for income taxes:

	Years Ended December 31,

	2003	2002	2001

Domestic	$5,834	$(143,808)	$(1,440)
Foreign	12,722	7,108	1,488

Income (loss) before provision (benefit) for income taxes	$18,556	$(136,700)	$48

The provision (benefit) for income taxes consisted of the following:

	Years Ended December 31,

	2003	2002	2001

Current:
Federal	$(9,335)	$(43,315)	$(4,276)
Foreign	1,230	1,235	166

Total	(8,105)	(42,080)	(4,110)

Deferred:
Federal	11,825	2,246	6,954
Foreign	—	(42)	(289)

Total	11,825	2,204	6,665

Total	$3,720	$(39,876)	$2,555

Significant components of the Company’s deferred tax assets and liabilities were as follows at:

	December 31,
	2003	2002

Deferred tax assets — current:
Revenue related items and other	$2,942	$3,829

Net deferred tax assets — current	$2,942	$3,829

Deferred tax assets (liabilities) — non current:
Net operating loss carryforwards	$34,317	$25,430
Deferred gain — Investment in Crosby Finance, LLC	(26,298)	(26,289)
Acquired intangible assets	(1,789)	(862)
Investment valuation reserve	350	6,808
Compensation	263	4,413
Restructurings	12,504	15,176
Merger expenses	(3,946)	(3,946)
Other	966	928
Purchased research and development	2,017	2,180
Less: valuation allowance	(25,430)	(25,430)

Net deferred tax liabilities — non current	(7,046)	$(1,592)

Tax benefits arising from the exercise of stock options were $5,485, $328 and $15,828 in 2003, 2002 and 2001, respectively. The tax benefits are allocated directly to additional paid-in capital in stockholders’ equity when realized.

Cash payments for income taxes were approximately $1,749, $1,791 and $11,357 in 2003, 2002 and 2001, respectively.

The Company has net operating loss carryforwards of approximately $98,048 expiring on various dates through 2023. The Company acquired $72,655 of these operating loss carryforwards as a result of the acquisitions that it completed during 2001. Internal Revenue Code Section 382 may limit the utilization of the net operating losses attributable to the pre acquisition periods of acquired subsidiaries. Furthermore, pre acquisition net operating losses may not be utilizable in future years in the event of a substantial discontinuation of the acquired business. The remainder of the net operating loss carryforwards were generated during the year ended December 31, 2003.

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

The reconciliation between the statutory and effective income tax rates for the years ended December 31, 2003 and 2002 is as follows:

	2003	2002

Statutory tax rate	35.0%	35.0%
Change in estimated deferred tax rate	—	(3.2)
Foreign tax rate differentials	(16.2)	(0.9)
Other	1.2	(1.7)

Effective income tax rate	20.0%	29.2%

For the year ended December 31, 2001, the Company’s effective income tax rate is in excess of the statutory tax rate primarily due to certain expenses which are not deductible for tax purposes, including non deductible goodwill amortization expense and non deductible in process research and development.

12. Restructurings

During 2002 and 2001, the Company evaluated and initiated restructuring actions in order to consolidate some of its operations, enhance operational efficiency and reduce expenses. These actions resulted in the Company recording six separate restructuring charges based upon separate and distinct plans, the total of which resulted in total restructuring charges of zero, $56,036 and $19,956 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company continues to monitor and assess its facility obligations, the real estate market and its operating expenses.

The Company continues to monitor and assess its facility obligations, real estate markets and operating expenses. As a result of these ongoing assessments, during 2003 the Company revised estimates used in previously recorded restructuring charges. These revisions resulted in no net change to the Company’s restructuring liability at December 31, 2003. The Company revised estimates of facility exit costs based upon the terms of finalized subleases obtained during 2003, due to lower than anticipated operating costs and other direct costs associated with certain exited facilities and due to revisions in anticipated headcount growth. These revised estimates of facility exit costs resulted in a net increase to facility exit costs of $774 at December 31, 2003. In addition, the Company reduced its severance restructuring reserve by $566 at December 31, 2003 when it determined its remaining severance and other outplacement costs were lower than originally estimated. The Company also reduced its restructuring reserve of costs associated with the liquidation of the Company’s Swedish development operations and the sale of certain Swedish assets by $208 at December 31, 2003 when it determined the Company had no legal and consulting costs remaining in connection with this transaction.

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

Included in the 2002 restructuring charges are costs of $44,014 consisting of facility exit costs and related impairment of leasehold improvements and furniture and fixtures. Facility exit costs consist of estimated shortfalls of sublease rental income compared to obligations due under certain exited facilities leases which are payable through 2009. The remaining unreserved lease obligations related to certain exited facilities amount to $8,170, which represents the Company’s estimated sublease income from these facilities from the end of the reserve period to the end of the lease term. Impairment of leasehold improvements and furniture and fixtures included in facility exit costs are for unamortized leasehold improvements and furniture and fixtures that the Company believes will not be recoverable upon sublease of exited facilities. Total facility exit costs for 2002 include costs of $35,718 that the Company incurred when it revised estimates used in previously recorded restructuring charges. The Company revised the estimates included in facility exit costs due to the extension of the period of time estimated to obtain sublease tenants for certain exited facilities, based on the terms of finalized subleases obtained during 2002, due to higher than anticipated operating costs associated with certain exited facilities, and due to the continued uncertainty and deterioration in the commercial real estate and sublet markets in the Boston metropolitan area.

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

Included in the 2001 restructuring charges are costs of $9,731 consisting of facility exit costs, related impairment of leasehold improvements and other direct costs. Facility exit costs primarily consist of up to 18 months of minimum lease payments due under certain exited facilities lease agreements. Impairment of leasehold improvements included in facility exit costs is for unamortized leasehold improvements that the Company believes will not be recoverable upon sublease of exited facilities.

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

Restructuring charges accrued and unpaid at December 31, 2003 were as follows:

	Facility Exit		Liquidation
	Costs & Related		of Sweden
	Asset	Severance	Development	Purchased
	Impairments	Costs	Operations	Technology	Total

Balance at January 1, 2001	$347	—	—	—	$347
Total restructuring charges – 2001	9,731	$5,875	—	$4,350	19,956
Payments – 2001	(276)	(4,592)	—	—	(4,868)
Write offs – 2001	—	—	—	(4,350)	(4,350)

Total payments and write offs – 2001	(276)	(4,592)	—	$(4,350)	(9,218)

Balance at December 31, 2001	9,802	1,283	—	—	11,085

Restructuring charges – 2002	8,296	5,704	$4,380	—	18,380
Revision of previously recorded restructuring charges – 2002	35,718	—	1,938	—	37,656

Total restructuring charges – 2002	44,014	5,704	6,318	—	56,036

Payments – 2002	(5,791)	(5,590)	(5,700)	—	(17,081)
Write offs – 2002	(12,114)	—	—	—	(12,114)

Total payments and Write offs – 2002	(17,905)	(5,590)	(5,700)	—	(29,195)

Balance at December 31, 2002	35,911	1,397	618	—	37,926

	Facility Exit		Liquidation
	Costs & Related		of Sweden
	Asset	Severance	Development	Purchased
	Impairments	Costs	Operations	Technology	Total

Revision of previously recorded restructuring charges – 2003	774	(566)	(208)	—	—
Payments – 2003	(8,789)	(581)	(410)	—	(9,780)
Write offs – 2003	(242)	—	—	—	(242)

Total payments and Write offs – 2003	(9,031)	(581)	$(410)	—	(10,022)

Balance at December 31, 2003	$27,654	$250	—	—	$27,904

In 1999, the Company commenced and substantially completed consolidation of certain operations in order to enhance operational efficiency. The Company recorded facility exit costs consisting primarily of estimated shortfalls of sublease rental income compared to minimum lease payments due under a lease agreement. During the year ended December 31, 2003 the Company revised its estimates of these facility exit costs and reduced the reserve for these facility exit costs to zero.

The Company expects to pay the remaining restructuring costs accrued at December 31, 2003 as follows:

Year ending December 31, 2004	$9,043
Year ending December 31, 2005	7,362
Year ending December 31, 2006	6,647
Year ending December 31, 2007	2,854
Year ending December 31, 2008	1,347
Year ending December 31, 2009 and thereafter	651

13. Segment Information

The Company has one reportable segment, e-Security Solutions. The operations of the e-Security Solutions segment consist of the sale of software licenses, hardware, maintenance and professional services through two product groups, Enterprise solutions and Developer solutions. Enterprise solutions include sales of RSA SecurID® authenticators, RSA ACE/Server® software, RSA Keon® software, RSA ClearTrust® software, and maintenance and professional services associated with these products. Developer solutions include sales of RSA BSAFE® encryption software and protocol products, RSA Keon components, and maintenance and professional services associated with these products. The segment was determined primarily based on how management views and evaluates the Company’s operations.

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

The Company’s operations are conducted throughout the world. Operations in the United States represent more than 10% of revenue and income (loss) from operations. The Company’s operations in other countries have been grouped by regional area below. The following tables present information about e-Security Solutions revenue:

	Years Ended December 31,

Product and service groups	2003	2002	2001

Enterprise solutions	$235,739	$204,671	$229,170
Developer solutions	24,127	27,413	53,550

	$259,866	$232,084	$282,720

	Years Ended December 31,

Geographic areas	2003	2002	2001

United States of America	$155,021	$138,539	$162,799
Europe and other	80,163	70,224	91,553
Asia Pacific	24,682	23,321	28,368

	$259,866	$232,084	$282,720

During 2003, two of the Company’s distributors merged in a business combination. The combined revenue from the two distributors accounted for 10% of total revenue for the year ended December 31, 2003.

The tables below present information about the Company’s long lived assets by regional area:

	At December 31, 2003

	Total	United States	Europe	Asia Pacific

Property and equipment, net	$68,149	$35,104	$29,852	$3,193
Goodwill, net	189,260	189,260	—	—
Other assets	6,879	5,278	67	1,534

	At December 31, 2002

	Total	United States	Europe	Asia Pacific

Property and equipment, net	$73,376	$41,423	$28,741	$3,212
Goodwill, net	192,629	192,629	—	—
Other assets	7,374	5,505	154	1,715

	At December 31, 2001

	Total	United States	Europe	Asia Pacific

Property and equipment, net	$94,840	$59,881	$31,285	$3,674
Goodwill, net	186,561	186,561	—	—
Intangible assets, net	37,346	37,346	—	—
Other assets	7,117	5,274	165	1,678

Included in the Company’s property and equipment in Europe is land and a building purchased during 2000 in the United Kingdom which had a net carrying value of $20,707 at December 31, 2003.

14. Retirement and Savings Plan

The Company has a 401(k) retirement and savings plan that allows each participant to defer up to 20% of the participant’s annual earnings up to an annual statutory maximum amount. The Company may make, at its discretion, matching and profit-sharing contributions to the plan. Generally, matching and profit-sharing contributions made by the Company vest annually over four years. Matching contributions are paid in cash and were $1,412, $1,360 and $1,354 in 2003, 2002 and 2001, respectively. No profit sharing contributions were made for 2003, 2002 and 2001.

The Company also has a non-qualified deferred compensation program which permits key employees to annually elect to defer, for their personal income tax purposes, a portion of their compensation for not less than three years or until their retirement, termination, death or disability. To assist in the financing of the funding of the deferred compensation program, the Company invests the compensation that is withheld and deferred in Company-owned life insurance policies. Amounts withheld and deferred for key employees under the Company’s deferred compensation program were $545, $868 and $2,445 in 2003, 2002 and 2001, respectively, and are included in operating expenses.

15. Commitments

The Company leases office facilities and equipment under non-cancelable operating leases expiring through 2017. Future minimum rental payments net of existing sublease agreements and excluding facility exit costs included in restructuring charges are as follows:

		Facility Exit Costs
	Gross Lease	included in	Net Lease
Years Ending December 31,	Commitments	Restructurings	Commitments

2004	$21,651	$9,043	$12,608
2005	19,167	7,112	12,055
2006	16,446	6,647	9,799
2007	16,516	2,854	13,662
2008	14,514	1,347	13,167
2009 and thereafter	70,467	651	69,816

Net rent expense was approximately $11,624, $13,764 and $12,603 in 2003, 2002 and 2001, respectively. Rent collected from existing subleases and not included in restructuring charges was $9, $700, and $656 in 2003, 2002 and 2001, respectively.

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

The Company is also required to pay royalties under various other licensing agreements. Total royalty expense under all agreements was $5,375, $5,978 and $5,538 in 2003, 2002 and 2001, respectively.

16. Related Party Transactions

Some of the Company’s employees and directors have invested in the general partner limited partnership of RSA Ventures including Charles R. Stuckey, Jr. and James K. Sims, members of the Company’s Board of Directors, and five former employees including the managing director of RSA Ventures. Mr. Stuckey invested approximately $11 in the partnership, Mr. Sims invested approximately $7, and the five employees’ invested a total of approximately $70. None of the investors has received any proceeds or been allocated any profits from this entity since its inception, and the Company is currently in the process of liquidating the entity. In December 2001, in connection with the Company’s reduction of the investing activities of RSA Ventures, the interest in gains from the general partner that each of Messrs. Stuckey and Sims would be entitled to receive in the future following a return of their invested capital was reduced to less than one one thousandth of a percent.

In 1997, the Company entered into a license agreement with VeriSign under which, among other things, the Company had the exclusive right to distribute some of VeriSign’s certificate authority software. The agreement also gave the Company the right to terminate the agreement at any time if the Company paid specified termination fees to VeriSign. Unamortized prepaid license fees were $5,221 at December 31, 2000. During the year ended December 31, 2001 the Company expensed $5,221 in prepaid license fees to cost of product revenue when it was determined that they did not have future realizable value as a result of the Company’s acquisition of Xcert in February 2001. A former director of the Company who is also a director of VeriSign provided consulting services to the Company and received $60 in 2001. This consulting agreement expired in February 2001, and the director resigned from the Company’s Board of Directors in May 2002.

17. Litigation

On or about February 2, 2001, Leon Stambler filed a complaint for patent infringement in U.S. District Court for the District of Delaware against the Company, VeriSign, Inc., First Data Corporation, Openwave Systems Inc., and Omnisky Corporation, Case Number 01-0065. In his complaint, Mr. Stambler alleged that certain products marketed by each of the defendants infringed various patents that he owns, and he sought unspecified damages as well as a preliminary and permanent injunction enjoining the defendants from infringing the claims asserted. The trial took place in March 2003, and the jury determined that the Company’s products did not infringe Mr. Stambler’s patents. On April 17, 2003, the court entered final judgment in the Company’s favor on all claims of non-infringement. In May 2003, Mr. Stambler filed a motion asking the court to set aside the jury’s verdict, and in November 2003, the court denied Mr. Stambler’s motion. On or about December 8, 2003, Mr. Stambler filed a notice of appeal to the United States Court of Appeals. The Company plans to vigorously defend the appeal, and it believes that the final disposition of this matter will not have a material adverse effect its continuing operations and consolidated financial position.

On or about December 20, 2001, France Telecom and Telediffusion de France (“FT”) filed a Request for Arbitration with the International Court of Arbitration. FT claims that the Company breached a license agreement with FT and sought unspecified damages including a payment in excess of $110,000 plus the legal fees and other costs associated with the arbitration. The arbitration took place in June 2003, and the Company expects the arbitrator to make a final, binding decision in the first half of 2004. The Company believes that FT’s claims are without merit. In a related matter, FT has also filed a patent infringement suit in Delaware against Novell, Inc., one of the Company’s licensees. In August 2002, the Company signed a letter agreement with Novell agreeing that if a court requires Novell to pay FT damages, the Company will reimburse Novell for 50% of the damages, up to a maximum payment of $2,500 by it. If the damages payable by Novell exceed $5,000, then the indemnification provisions of the Company’s license agreement with Novell will govern its indemnification obligations. Although the Company believes that FT’s claims against Novell are without merit, it cannot predict the ultimate outcome of this matter. However, the Company believes that neither the disposition of its arbitration with FT nor the disposition of the litigation between Novell and FT will have a material adverse effect on its continuing operations and consolidated financial position.

From time to time, the Company has been named as a defendant in other legal actions arising from our normal business activities, which it believes will not have a material adverse effect on it or its business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2003. Based on this evaluation, our CEO and CFO concluded that as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information related to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within RSA and our subsidiaries, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; but also concluded that there are certain weaknesses in our foreign subsidiary translation process. We have dedicated resources to correcting these issues and have implemented the necessary corrections. These weaknesses did not have a material impact on the accuracy of our financial statements.

Other than the steps we have taken to correct certain weaknesses in the foreign subsidiary translation process, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2003 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF RSA SECURITY

The information required by this item is contained in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 27, 2004 (our “2004 Proxy Statement”) under the captions “Our Board of Directors,” “Our Executive Officers,” “Committees of our Board of Directors – Audit Committee, Governance and Nominating Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” This information is incorporated by reference into this Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained under the captions “Compensation of our Directors and Executive Officers” and “Comparative Stock Performance” in our 2004 Proxy Statement and is incorporated by reference into this Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained under the captions “Securities Authorized for Issuance under our Equity Compensation Plans” and “Stock Ownership of Certain Beneficial Owners and Management” in our 2004 Proxy Statement and is incorporated by reference into this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained under the caption “Certain Relationships and Related Transactions” in our 2004 Proxy Statement and is incorporated by reference into this Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained under the caption “Proposal 2 – Ratification of the Appointment of Auditors” in our 2004 Proxy Statement and is incorporated by reference into this Report.

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

On October 16, 2003, we filed with the SEC a Current Report on Form 8-K containing a press release announcing our financial results for the third quarter and nine months ended September 30, 2003.

On November 10, 2003, we furnished to the SEC a Current Report on Form 8-K containing our presentation entitled RSA Investor Day, dated November 11, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, RSA Security Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RSA Security Inc.

	By:	/s/ Arthur W. Coviello, Jr.

Arthur W. Coviello, Jr.
Chief Executive Officer and President
Date: March 4, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of RSA Security Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arthur W. Coviello, Jr. Arthur W. Coviello, Jr.	Chief Executive Officer, President and Director (Principal Executive Officer)	March 4, 2004

/s/ Jeffrey D. Glidden Jeffrey D. Glidden	Senior Vice President, Finance and Operations, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 4, 2004

/s/ James K. Sims James K. Sims	Chairman of the Board of Directors	March 4, 2004

/s/ Robert P. Badavas Robert P. Badavas	Director	March 4, 2004

/s/ Richard A. DeMillo Richard A. DeMillo	Director	March 4, 2004

/s/ Richard L. Earnest Richard L. Earnest	Director	March 4, 2004

/s/ Taher Elgamal Taher Elgamal	Director	March 4, 2004

/s/ Gloria C. Larson Gloria C. Larson	Director	March 4, 2004

/s/ Joseph B. Lassiter, III Joseph B. Lassiter, III	Director	March 4, 2004

/s/ Charles R. Stuckey, Jr. Charles R. Stuckey, Jr.	Director	March 4, 2004

EXHIBIT INDEX

3.1	Our Third Restated Certificate of Incorporation, as amended, is incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
3.2	Our Amended and Restated By-Laws, as amended, is incorporated herein by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 33-85606) (the “Form S-1”).
4.1	Specimen Certificate for shares of our common stock, $.01 par value per share, is incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K dated September 10, 1999.
4.2	Rights Agreement, dated as of July 20, 1999, between RSA Security and State Street Bank and Trust Company, which includes as Exhibit A the Form of Rights Certificate and as Exhibit B the Summary of Rights to Purchase Common Stock, is incorporated herein by reference to Exhibit 1 to our Registration Statement on Form 8-A (File No. 000-25120) filed on July 23, 1999.
4.3	Amendment to Rights Agreement, dated as of November 2, 2001, among RSA Security, State Street Bank and Trust Company and EquiServe Trust Company, N.A. is incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 2, 2001.
4.4	Amendment No. 2 to Rights Agreement, dated as of March 19, 2002, between RSA Security and EquiServe Trust Company, N.A. is incorporated herein by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 2, 2001.
4.5	Securities Purchase Agreement, dated as of October 17, 2001, among RSA Security and the Investors named therein is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K dated October 17, 2001.
4.6	Securities Purchase Agreement, dated as of October 29, 2001, among RSA Security and the Investors named therein is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K dated October 29, 2001.
4.7	Securities Purchase Agreement, dated as of November 5, 2001, among RSA Security and the Investors named therein is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K dated November 5, 2001.
4.8	Second Amended and Restated Registration Rights Agreement, dated as of November 5, 2001, among RSA Security and the Investors named therein is incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K dated November 5, 2001.
4.9	Form of 7% Convertible Subordinated Debenture due October 17, 2004 is incorporated herein by reference to Exhibit 99.3 to our Current Report on Form 8-K dated November 5, 2001.
4.10	Form of Warrant to Purchase Common Stock is incorporated herein by reference to Exhibit 99.4 to our Current Report on Form 8-K dated November 5, 2001.
*10.1	1994 Stock Option Plan, as amended — 1998 Restatement, as amended, is incorporated herein by reference to Appendix A to our Preliminary Schedule 14A filed March 5, 1999.
*10.2	1994 Director Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
*10.3	Amended and Restated 1998 Non-Officer Employee Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2001.
*10.4	1994 Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
*10.5	2000 Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
*10.6	First Amendment to the 2000 Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2002.
*10.7	Second Amendment to the 2000 Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
*10.8	RSA Security Inc. Grantor Trust Agreement, dated March 13, 2000, between RSA Security and Wachovia Bank, N.A. is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
*10.9	Employment Agreement, dated as of April 1, 2000, between RSA Security and Arthur W. Coviello, Jr. is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*10.10	Third Amended and Restated Employment Agreement, dated as of December 27, 2001, between RSA Security and Charles R. Stuckey, Jr. is incorporated herein by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2001.
†10.11	Progress Software Application Partner Agreement, dated December 5, 1994, as amended, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.17 to the Form S-1.
†10.12	Second Amendment to Progress Software Application Partner Agreement, dated as of November 29, 1995, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (SEC file no. 000-25120).
†10.13	Third Amendment to Progress Software Application Partner Agreement, dated as of November 15, 1996, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (SEC file no. 000-25120).
†10.14	Fourth Amendment to Progress Software Application Partner Agreement, dated as of April 1, 1998, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (SEC file no. 000-25120).
†10.15	Fifth Amendment to Progress Software Application Partner Agreement, dated as of February 18, 1999, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 1999.
†10.16	Sixth Amendment to Progress Software Application Partner Agreement, dated as of October 26, 1999, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 1999.
†10.17	Seventh Amendment to Progress Software Application Partner Agreement, dated as of November 28, 2001, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2001.
†10.18	Eighth Amendment to Progress Software Application Partner Agreement, dated as of November 27, 2002, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2002.
#10.19	Ninth Amendment to Progress Software Application Partner Agreement, dated as of December 2, 2003, between RSA Security and Progress Software Corporation.
10.20	Lease, dated as of November 16, 2000, between RSA Security and Bedford Woods Limited Partnership I is incorporated herein by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2000.
10.21	Lease, dated as of November 17, 2000, between RSA Security and Bedford Woods Limited Partnership I is incorporated herein by reference to Exhibit 10.32 to our Annual Report on Form 10-K for the year ended December 31, 2000.
10.22	Indenture of Lease, dated as of March 11, 1996, between RSA Security and Beacon Properties, L.P. is incorporated herein by reference to Exhibit 10.17 to our Registration Statement on Form S-4 (File No. 333-7265).
10.23	Rider to Indenture of Lease, dated as of March 11, 1996 between RSA Security and Beacon Properties, L.P. is incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC file no. 000-25120).
10.24	First Amendment to Lease, dated as of May 10, 1997, between RSA Security and Beacon Properties, L.P. is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (SEC file no. 000-25120).
10.25	Second Amendment to Lease, dated as of April 8, 1998, between RSA Security and EOP — Crosby Corporate Center, L.L.C. is incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC file no. 000-25120).
10.26	Third Amendment to Lease, dated as of May 9, 2000, between RSA Security and EOP – Crosby Corporate Center, L.L.C. is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.27	Sublease Agreement, dated as of September 19, 2002, between RSA Security and NVIDIA Corporation is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.28	Agreement of Sublease, dated as of January 10, 2003, between RSA Security and Atex Media Command, Inc. is incorporated herein by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.29	Agreement of Sublease, dated as of December 10, 2003, between RSA Security and 170 Systems, Inc.
10.30	Agreement of Sublease, dated as of January 2004, between RSA Security and Intersense, Inc.
10.31	Lease Agreement, dated as of August 15, 1997, between RSA Security and Peninsula Office Park Associates, L.P. is incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC file no. 000-25120).
10.32	Lease Agreement, dated as of December 19, 1997, between RSA Security and Peninsula Office Park Associates, L.P. is incorporated herein by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC file no. 000-25120).
10.33	Sublease Agreement, dated as of January 22, 2002, between RSA Security and Serena Software, Inc. is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
21.1	Subsidiaries of RSA Security.
23.1	Consent of Deloitte & Touche LLP, Independent Auditors.
31.1	Certification of our CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of our CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of our CEO and CFO pursuant to 18 U.S.C. §1350.
99.1	Letter agreement, dated August 5, 2002, between RSA Security and Novell, Inc. is incorporated herein by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
99.2	Stock trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Robert P. Badavas on November 17, 2003.
99.3	Stock trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Arthur W. Coviello, Jr. on August 7, 2003 is incorporated herein by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
99.4	Stock trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Taher Elgamal on September 9, 2003 is incorporated herein by reference to Exhibit 99.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
99.5	Stock trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Jeffrey D. Glidden on December 5, 2003.
99.6	Stock trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by William L. McQuaide on April 1, 2003 is incorporated herein by reference to Exhibit 99.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
99.7	Stock trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Scott T. Schnell on August 21, 2003 is incorporated herein by reference to Exhibit 99.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
99.8	Stock trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Margaret K. Seif on October 31, 2003.
99.9	Stock trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Charles R. Stuckey, Jr. on November 24, 2003.
99.10	Stock trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Joseph Uniejewski on November 20, 2003.
99.11	Stock trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Vivian M. Vitale on November 30, 2003.

*	Management contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.

†	Confidential treatment previously granted by the Securities and Exchange Commission as to certain portions.

#	Confidential treatment requested as to certain portions.

SCHEDULE II

RSA SECURITY INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

							Balance
	Balance at	Charged to	Charged to				at
	Beginning of	Costs and	Other				End of
	Period	Expenses	Accounts		Deductions		Period

Allowance for doubtful accounts
For the year ended December 31, 2003	$2,494	—	$812	(A)	$1,457	(B)	$1,849
For the year ended December 31, 2002	2,659	1,553	1,441	(A)	3,159	(B)	2,494
For the year ended December 31, 2001	2,006	6,227	203	(A)	5,777	(B)	2,659
Allowance for sales returns
For the year ended December 31, 2003	$4,122	$1,595	—		$3,294		$2,423
For the year ended December 31, 2002	3,656	7,074	—		6,608		4,122
For the year ended December 31, 2001	4,024	18,207	—		18,575		3,656
Inventory allowance
For the year ended December 31, 2003	$473	$132	—		$150		$455
For the year ended December 31, 2002	451	1,693	$22		1,693		473
For the year ended December 31, 2001	221	130	100		—		451

(A)	Reflects recoveries of previously written-off accounts receivable balances

(B)	Reflects write-off of uncollectible accounts receivable