Form 10-Q
period 2004-03-31
RSA SECURITY INC/DE/
filed 2004-05-06
CIK 932064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes [X]        No [  ]

As of April 22, 2004, there were outstanding 61,760,258 shares of the Registrant’s Common Stock, $0.01 par value per share.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes [X]        No [  ]

RSA SECURITY INC.
FORM 10-Q
For the Quarter Ended March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$186,115	$207,323
Marketable securities	32,894	—
Accounts receivable (less allowance for doubtful accounts of $1,814 in 2004 and $1,849 in 2003)	38,548	34,085
Inventory	3,470	4,011
Prepaid expenses and other assets	4,295	6,641
Refundable income taxes	9,216	11,062
Deferred taxes	2,933	2,942

Total current assets	277,471	266,064

Property and equipment, net	67,639	68,149
Other assets
Goodwill, net	189,260	189,260
Other assets	6,676	6,879

Total other assets	195,936	196,139

	$541,046	$530,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Convertible debentures	$79,231	$78,877
Accounts payable	8,862	8,021
Accrued payroll and related benefits	10,366	16,246
Accrued expenses and other liabilities	18,392	19,730
Current portion of accrued restructurings	8,225	9,043
Income taxes accrued and payable	28,393	29,128
Deferred revenue	38,590	34,625

Total current liabilities	192,059	195,670

Deferred taxes, long-term	7,046	7,046
Accrued restructurings, long-term	17,095	18,861

Total liabilities	216,200	221,577

Stockholders’ equity
Common stock, $0.01 par value; authorized, 300,000,000 shares; issued, 62,144,158 shares; outstanding, 61,848,985 and 60,870,590 shares in 2004 and 2003, respectively	621	621
Retained earnings	334,025	359,730
Treasury stock, at cost; 295,173 and 1,273,568 shares in 2004 and 2003, respectively	(12,452)	(53,852)
Accumulated other comprehensive income	2,652	2,276

Total stockholders’ equity	324,846	308,775

	$541,046	$530,352

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2004	2003
Revenue
Products	$55,198	$45,557
Maintenance and professional services	16,770	15,707

Total revenue	71,968	61,264

Cost of revenue
Products	8,221	8,051
Maintenance and professional services	5,605	5,131

Total cost of revenue	13,826	13,182

Gross profit	58,142	48,082

Costs and expenses
Research and development	14,709	12,674
Marketing and selling	26,327	22,886
General and administrative	7,573	9,516

Total	48,609	45,076

Income from operations	9,533	3,006
Interest expense and other	(1,345)	(1,850)
(Loss) income from investing activities	(119)	1,515

Income before provision for income taxes	8,069	2,671
Provision for income taxes	1,614	927

Net income	$6,455	$1,744

Basic earnings per share
Per share amount	$0.11	$0.03

Weighted average shares	61,177	57,263

Diluted earnings per share
Per share amount	$0.10	$0.03

Weighted average shares	61,177	57,263
Effect of dilutive equity instruments	4,369	1,823

Adjusted weighted average shares	65,546	59,086

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities
Net income	$6,455	$1,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,964	3,386
Tax benefit from exercise of stock options	2,035	169
Amortization of convertible debentures deferred financing costs	401	401
Non cash warrant accretion	354	348
Income from investing activities	—	(1,508)
Decrease (increase) in Crosby Finance, LLC fair value	119	(7)
Increase (decrease) in cash from changes in:
Accounts receivable	(4,400)	7,292
Inventory	542	424
Prepaid expenses and other assets	2,488	(2,194)
Accounts payable	729	3,237
Accrued payroll and related benefits	(5,853)	(2,390)
Accrued expenses and other liabilities	(1,368)	(1,002)
Accrued restructurings	(2,583)	(3,293)
Refundable income taxes and income taxes accrued and payable	1,099	442
Deferred revenue	3,965	(2,654)

Net cash provided by operating activities	6,947	4,395

Cash flows from investing activities
Purchases of marketable securities	(32,870)	—
Purchases of property and equipment	(1,451)	(518)
Sales of investments	—	3,009
Acquisitions and related proceeds	—	3,370
Other	(398)	114

Net cash (used for) provided by investing activities	(34,719)	5,975

Cash flows from financing activities
Proceeds from exercise of stock options and purchase plans	7,204	2,303

Net cash provided by financing activities	7,204	2,303

Effect of exchange rate changes on cash and cash equivalents	(640)	(287)

Net (decrease) increase in cash and cash equivalents	(21,208)	12,386
Cash and cash equivalents, beginning of period	207,323	103,030

Cash and cash equivalents, end of period	$186,115	$115,416

Cash payments for income taxes were $361 and $316 for the three months ended March 31, 2004 and 2003, respectively.
Cash payments for interest expense were $2,873 for the three months ended March 31, 2004 and 2003.

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of RSA Security Inc. and its wholly owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed for the year ended December 31, 2003.

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and reflect all adjustments of a normal recurring nature considered necessary to present fairly results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. We have reclassified certain prior period amounts to conform to the current period presentation.

Use of Estimates – The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ from those estimates.

Cash Equivalents – All highly liquid investments purchased with a remaining maturity of three months or less are considered cash equivalents.

Marketable Securities – Marketable securities are classified as “available for sale” and recorded at market using the specific identification method. Unrealized gains and losses are included in accumulated other comprehensive income, net of tax effects. Realized gains are determined based on the specific identified cost of the securities.

Revenue Recognition – Revenue is recognized when earned. Our revenue recognition policies are in compliance with all applicable accounting principles generally accepted in the United States of America, including the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions.” We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. We recognize revenue from licensing other intellectual property when evidence of an arrangement exists, the fee is fixed or determinable and collection is considered probable. We reduce revenue by provisions for estimated returns. When arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, we recognize revenue for the delivered elements using the residual method. For arrangements containing multiple elements where vendor specific objective evidence of fair value does not exist for all undelivered elements, we defer revenue for the delivered and undelivered elements until vendor specific objective evidence of fair value exists or all elements have been delivered. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition when Right of Return Exists,” we recognize revenue upon shipment of product to our stocking distributors, net of estimated returns. We defer maintenance services revenue, whether sold separately or as part of a multiple element arrangement, and recognize it ratably over the term of the maintenance contract, generally twelve months.

Some of our arrangements contain bundled products which include a term software license, an RSA SecurID® authenticator and support for the term of the license. As these arrangements contain multiple elements where vendor specific objective evidence of fair value does not exist for all undelivered elements, we record these arrangements as deferred revenue and recognize revenue ratably on a monthly basis over the term of the license agreement.

For arrangements that contain an initial prepaid license fee with the payment of ongoing royalties, we recognize revenue on the initial prepaid license fee when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable. We recognize the ongoing royalties at the time we can make a reliable estimate of the actual usage that has occurred, provided collection is probable. Annual license fees or one time license fee arrangements typically contain non-refundable terms; therefore we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable.

We recognize revenue allocated to professional service elements as the services are performed. When customization is essential to the functionality of the licensed software, then both the software license and professional services revenue are recognized under the percentage of completion method, which requires revenue to be recognized as a percentage of the project completed. We recognize revenue and gross profit using labor hours as an input measure of progress to completion on these arrangements.

Allowance for Sales Returns – We record allowances for estimated sales returns and allowances on products and maintenance and professional service revenue in the same period as we record the related revenue. We base these estimates on historical sales returns, analysis of credit memo data, current economic trends, product line and customer industry and other known factors.

Allowance for Doubtful Accounts – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Bad debt expense, if any, is included in marketing and selling expenses in the condensed consolidated statements of income. The allowance for doubtful accounts is included in accounts receivable in the condensed consolidated balance sheets and was as follows:

	Three Months Ended
	March 31,
	2004	2003
Balance, beginning of period	$1,849	$2,494
Deductions	(96)	(469)
Recoveries of accounts previously written off	61	590

Balance, end of period	$1,814	$2,615

Allowance for Warranty Obligations – Our standard practice is to provide a warranty on all RSA SecurID hardware authenticators for the customer selected programmed life of the authenticator (generally three to five years) and to replace any defective authenticators (other than authenticators damaged by a user’s abuse or alteration) free of charge. We sell our other products to customers with a warranty for product defects for a specified period, generally ninety days. Reserves are provided for warranty expenses based upon historical experience and estimates of future liabilities. We provide reserves for warranty obligations based on historical failure and defective return rates and include these costs as a component of product cost of revenue. We reevaluate the estimate of warranty and defective return obligations, including the assumptions about estimated failure and return rates, each quarter.

During 2002 and 2003, our quarterly analysis of historical failure and defective return rates indicated that certain authenticators produced between 2000 and 2002 were subject to higher defect and failure rates. We increased our provisions for warranty expense accordingly. We will continue to monitor warranty claims and reevaluate our estimate of warranty and defective return obligations in future periods, which may result in our recording additional warranty expense.

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

Accrued warranty reserve is included in accrued expenses and other liabilities in the condensed consolidated balance sheet and was as follows:

	Three Months Ended
	March 31,
	2004	2003
Balance, beginning of period	$3,878	$1,566
Provision for warranty expense	153	948
Deductions	(844)	(609)

Balance, end of period	$3,187	$1,905

Financial Instruments — The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of the convertible debentures is the principal balance of the debentures outstanding less the fair value of the warrants outstanding, net of accumulated accretion of the warrants’ fair value. We believe the carrying value of the convertible debentures approximates their fair value.

We account for our investment in Crosby Finance, LLC (“Crosby”) under Emerging Issues Task Force (“EITF”) Issue No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” We are carrying our interest in Crosby at fair value with all changes in fair value included in income (loss) from investing activities in the consolidated statements of income. We determine the fair value based on the fair value of Crosby’s right to potentially receive additional cash proceeds under a variable delivery forward contract that Crosby holds.

Investments where ownership is less than 20% and we do not have significant influence on the operating or financial decisions of the investee are accounted for using the cost method. The carrying value of investments is equal to cost less investment valuation impairment charges. We regularly consider available evidence in evaluating our investments for potential impairment. Certain events, such as an initial public offering, could result in the reclassification of an investment to an available for sale marketable security.

Impairment of Long-lived Assets - We test long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The recoverability of long-lived assets is assessed by comparing the undiscounted cash flows expected to be generated to the carrying value of the assets. If the sum of the undiscounted cash flows is less than the carrying value of the assets, we recognize an impairment charge. The amount of an impairment charge is determined by comparing the carrying amount of the long-lived asset to its fair value. Fair value is determined based on estimated discounted cash flows.

Income Taxes - We provide for income taxes for interim periods based on the estimated effective tax rate for the full year. We record cumulative adjustments to tax provisions in the interim period in which a change in the estimated annual effective rate is determined.

Earnings Per Share — We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the effect of potential outstanding shares, including options and warrants, using the “treasury stock” method. Diluted loss per share excludes the effect of equity instruments including convertible debentures, options and warrants, as such instruments are antidilutive.

Concentration of Credit Risk — We provide e-security solutions to various customers in diverse industries. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. We had two significant customers who are resellers, which accounted for approximately 23% and 21% of total accounts receivable as of March 31, 2004 and December 31, 2003, respectively.

Stock-Based Compensation Plans - We account for stock-based compensation cost using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including the tax benefits realized, if any, are credited to shareholders’ equity.

Stock-Based Compensation Plans Pro Forma Disclosure — Had we recognized compensation expense for our stock option and purchase plans based on the fair value for awards under our plans in accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” pro forma net loss and pro forma net loss per share would have been as follows:

	Three Months Ended March 31,
	2004	2003
Net income as reported	$6,455	$1,744
Less: stock based compensation expense determined under fair value method for all awards, net of related tax effects	(7,923)	(9,127)

Pro forma net loss	$(1,468)	$(7,383)

Net income (loss) per share:
Basic earnings per share – as reported	$0.11	$0.03

Basic loss per share – pro forma	$(0.02)	$(0.13)

Diluted earnings per share – as reported	$0.10	$0.03

Diluted loss per share – pro forma	$(0.02)	$(0.13)

We estimate the fair values used to compute pro forma net loss and pro forma net loss per share as the fair value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2003
Stock Option Plans:
Risk-free interest rate	2.7%	2.5%
Expected life of option grants (years)	4.0	4.0
Expected volatility of underlying stock	86.0%	90.0%
Expected dividend payment rate	0.0%	0.0%
Expected forfeiture rate	7.5%	7.5%
Weighted average fair value of stock options granted	$10.20	$3.31
Employee Stock Purchase Plan:
Risk-free interest rate	1.1%	1.7%
Expected life of option grants (years)	0.5	0.5
Expected volatility of underlying stock	77.0%	112.0%
Expected dividend payment rate	0.0%	0.0%
Weighted average fair value of purchase rights granted	$2.68	$2.14

New Accounting Pronouncements Adopted — Interpretation No. 46 — In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was revised by FIN 46R issued in December 2003 (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIE”) that either: do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or for which the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 also sets forth certain disclosure requirements regarding interests in VIE that are deemed significant, even if consolidation is not required. FIN 46 applies to interim periods ending after March 15, 2004. The adoption of FIN 46 did not require the consolidation of our investment in Crosby and therefore did not have a significant impact on our consolidated financial position or results of operations.

2. Investments and Financial Instruments

Our marketable securities were as follows:

	March 31, 2004
		Net
		Unrealized	Recorded
	Cost Basis	Gains	Basis
Debt Securities recorded at market, maturing
Within one year	$11,004	$1	$11,005
Between 1 and 15 years	21,866	23	21,889

Total marketable securities	$32,870	$24	$32,894

(Loss) income from investing activities includes the following (losses) gains:

	Three Months Ended March 31,
	2004	2003
Gain on sale of investments	—	$1,508
(Decrease) increase in fair value of Crosby Finance, LLC	$(119)	7

Total (loss) income from investing activities	$(119)	$1,515

We hold a 99% interest in Crosby Finance, LLC, a bankruptcy-remote, qualified special purpose entity, established specifically to securitize shares of VeriSign, Inc. (“VeriSign”) common stock. At March 31, 2004, Crosby held 2,027,325 shares of VeriSign common stock and a variable delivery forward contract (“VDF”). The VDF contract entitles Crosby to receive cash proceeds of up to $35,336 if the market price of VeriSign common stock on January 3, 2006 is at least $87.16. The closing price of VeriSign’s common stock on The NASDAQ National Market on March 31, 2004 was $16.59 per share.

The carrying amount of our 99% interest in Crosby was $89 and $208 at March 31, 2004 and December 31, 2003, respectively, and is included in other assets on the condensed consolidated balance sheets. We are carrying our interest at fair value with all changes in fair value reported in income from investing activities in the condensed consolidated statements of income. We determine the fair value of our interest in Crosby based on the fair value of Crosby’s right to potentially receive additional cash proceeds upon maturity of the VDF.

Crosby has no liability or obligation to its members or to the counterparty to the VDF contract other than to deliver the shares of VeriSign common stock to the counterparty upon maturity of the VDF contract and to distribute the cash proceeds, if any, to its members. After settlement of the VDF in January 2006, Crosby will dissolve.

3. Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended March 31,
	2004	2003
Net income	$6,455	$1,744
Unrealized gain on marketable securities	16	—
Foreign currency translation adjustments	360	(484)

Comprehensive income	$6,831	$1,260

The tax effects of unrealized holding gains on marketable securities were $8 for the three months ended March 31, 2004.

4. Earnings Per Share

Equity instruments that were considered antidilutive and therefore were not included in the computation of diluted earnings per share include the following shares of our common stock:

	Three Months Ended March 31,
	2004	2003
Employee stock options	5,059,666	8,685,887
Convertible debentures	5,820,298	5,820,298
Common stock warrants	—	873,045

5. Restructurings

During 2002 and 2001, we evaluated and initiated restructuring actions in order to consolidate some of our operations, enhance operational efficiency and reduce expenses. These actions resulted in total restructuring charges of $56,036 and $19,956 for the years ended December 31, 2002 and 2001, respectively. We continue to monitor and assess our facility obligations, the real estate market and our operating expenses. Restructuring charges were zero for the three months ended March 31, 2004 and 2003.

Restructuring charges recorded during 2002 and 2001 consist of facility exit costs, costs associated with the sale and liquidation of our Swedish development operations, and severance and other costs associated with the reduction of employee headcount.

Restructuring charges accrued and unpaid at March 31, 2004 were as follows:

		Severance
	Facility Exit Costs	Costs	Total
Balance at January 1, 2004	$27,654	$250	$27,904
Payments	(2,582)	(2)	(2,584)

Balance at March 31, 2004	$25,072	$248	$25,320

We expect to pay the remaining restructuring costs accrued at March 31, 2004 as follows:

Nine months ending December 31, 2004	$6,430
Year ending December 31, 2005	7,328
Year ending December 31, 2006	6,450
Year ending December 31, 2007	2,854
Year ending December 31, 2008	1,347
Year ending December 31, 2009	911

6. Segments

We have one reportable segment, e-Security Solutions. The operations of the e-Security Solutions segment consist of the sale of software licenses, hardware, maintenance and professional services through two product groups, Enterprise solutions and Developer solutions. Enterprise solutions include sales of RSA SecurID® authenticators, RSA ACE/Server® software, RSA Keon® software, RSA ClearTrust® software, and maintenance and professional services associated with these products. Developer solutions include sales of RSA BSAFE® encryption software and protocol products, RSA Keon components, and maintenance and professional services associated with these products. The segment was determined primarily on how management views and evaluates our operations.

Our operations are conducted throughout the world. Operations in the United States represent approximately 56% of revenue. Our operations in other countries have been grouped by regional area below. The following tables present information about e-Security Solutions revenue:

	Three Months Ended March 31,
Product and service groups	2004	2003
Enterprise solutions	$66,601	$55,412
Developer solutions	5,367	5,852

	$71,968	$61,264

	Three Months Ended March 31,
Geographic areas	2004	2003
United States	$40,467	$37,927
Europe and other	24,325	17,834
Asia Pacific	7,176	5,503

	$71,968	$61,264

Except for Tech Data Corporation (a reseller), no single customer accounted for more than 10% of our total revenue for the three months ended March 31, 2004 and 2003. Revenue from Tech Data Corporation accounted for 10.6% of total revenue for the three months ended March 31, 2004. During 2003, Tech Data Corporation merged with Azlan Group Plc (also a reseller). Had this merger been completed as of January 1, 2003, revenue from the combined entity, on a pro forma basis, would have accounted for 10.8% of our total revenue for the three months ended March 31, 2003.

The tables below present information about our long lived assets by region:

	At March 31, 2004
			Europe and
	Total	United States	Other	Asia Pacific
Property and equipment, net	$67,639	$34,285	$30,359	$2,995
Goodwill, net	189,260	189,260	—	—
Other assets	6,676	5,030	60	1,586

	At December 31, 2003
			Europe and
	Total	United States	Other	Asia Pacific
Property and equipment, net	$68,149	$35,104	$29,852	$3,193
Goodwill, net	189,260	189,260	—	—
Other assets	6,879	5,278	67	1,534

7. Litigation

On or about February 2, 2001, Leon Stambler filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., First Data Corporation, Openwave Systems Inc., and Omnisky Corporation, Case Number 01-0065. In his complaint, Mr. Stambler alleged that certain products marketed by each of the defendants infringed various patents that he owns, and he sought unspecified damages as well as a preliminary and permanent injunction enjoining the defendants from infringing the claims asserted. The trial took place in March 2003, and the jury determined that our products did not infringe Mr. Stambler’s patents. On April 17, 2003, the court entered final judgment in our favor on all claims of non-infringement. On or about December 8, 2003, Mr. Stambler filed a notice of appeal to the United States Court of Appeals. We plan to vigorously defend the appeal, and we believe that the final disposition of this matter will not have a material adverse effect on our continuing operations and consolidated financial position.

On or about December 20, 2001, France Telecom and Telediffusion de France (“FT”) filed a Request for Arbitration with the International Court of Arbitration. FT claimed that we breached a license agreement with FT and sought unspecified damages including a payment in excess of $110,000 plus the legal fees and other costs associated with the arbitration. The arbitration took place in June 2003. On March 27, 2004, the arbitrator ruled in our favor, denying all of FT’s claims, and ordered FT to pay us approximately $1,600 in reimbursement of our legal fees and other expenses associated with the arbitration. Due to FT’s many procedural objections, we believed that FT might contest the ruling. To eliminate this uncertainty, in April 2004, we requested that FT confirm to us in writing that they intended to comply with the arbitrator’s ruling. On April 15, 2004, FT confirmed to us in writing that it would accept the arbitrator’s ruling. In April, we received cash payment. We will record this $1,600 gain in the second quarter of 2004.

In a related matter, FT had also filed a patent infringement suit in Delaware against Novell, Inc., one of our licensees. On or about April 22, 2004, the court dismissed the case at the joint request of FT and Novell.

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

Overview

RSA Security Inc. helps organizations protect private information and manage the identities of people and applications accessing and exchanging that information. With thousands of customers around the globe, RSA Security’s portfolio of solutions — including identity & access management, secure mobile & remote access, secure enterprise access and secure transactions — are all designed to provide seamless e-security. We sell our two factor user authentication, certificate processing, Web access management and encryption products and solutions to corporate enterprise users seeking turnkey security solutions, and to original equipment manufacturers, developers and corporate enterprise users seeking software development components for embedding security in a range of software applications or hardware devices.

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

We believe sales of our products will be driven by the trend of enterprises permitting remote access to internal resources and Web-enabling of existing applications, as well as a desire for strong authentication within the enterprise. Sales of our RSA SecurID authenticator products continue to generate substantial revenue for us, while our less mature Enterprise software products are building revenue. We believe the decrease in the number of technology companies funding development and the availability of free, “open source” products that compete with our RSA BSAFE product line continue to put pressure on our Developer solutions revenue. We believe our product line synergies and strength of our customer base create opportunities to sell additional products to existing customers. However, we have observed that information technology budgets remain constrained, which has had and could continue to have a direct effect on the sale of our products.

We continue to explore opportunities to sell our products into new markets. Today the majority of our customers utilize our products to secure and to manage network and application access for their employees and partners. Increasingly, however, our customers are also using our products to secure and manage access for their customers, including consumer customers. We have seen increased interest in financial institutions and other companies seeking to provide security to consumers. Today we see interest in consumer authentication broadening to many more types of consumer-facing organizations, which we believe is driven by concerns about identity theft and privacy, and the desire to comply with information protection regulations. While still early, we believe that this expanded market has the potential to drive strong incremental demand for our products.

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

We distribute our products through direct sales to end user customers, and through indirect sales, including sales to resellers and distributors that we ship directly to the end user customer and sales to distributors for stocking purposes. For the three months ended March 31, 2004, approximately 58% of our revenue was from sales to distributors shipped directly to the end user and resellers, approximately 33% of our revenue was from direct sales to end user customers, and approximately 9% of our revenue was from sales to stocking distributors. Our stocking distributors provide us with inventory level and point of sale reports on a monthly basis. Based upon these reports, we estimate that our stocking distributors typically hold approximately four weeks of inventory on hand in the distribution channel.

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

We believe the following critical accounting policies affect our significant estimates and assumptions used in the preparation of our condensed consolidated financial statements.

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

We do not generally include acceptance provisions in arrangements with our customers; however, if an arrangement includes an acceptance provision, we recognize revenue upon the customer’s acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

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

Some of our arrangements contain bundled products which include a term software license, an RSA SecurID® authenticator and support for the term of the license. As these arrangements contain multiple elements where vendor specific objective evidence of fair value does not exist for all undelivered elements, we record these arrangements as deferred revenue and recognize revenue ratably on a monthly basis over the term of the license agreement.

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

Allowance for Sales Returns - We record allowances for estimated sales returns and allowances on products and maintenance and professional service related revenue in the same period as the related revenue is recorded. We base these estimates on historical sales returns, analysis of credit memo data, current economic trends, product line and customer industry data and other known factors. Our historical experience with sales returns varies by product line depending on the customer, industry and market. We must make judgments and estimates in connection with establishing the allowances for estimated sales returns in any reporting period. The amount and timing of our revenue for any reporting period may materially differ if actual sales returns and allowances differ from our estimates.

Allowance for Doubtful Accounts - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable and the composition of the accounts receivable aging, historical bad debts, and current economic trends, regional factors and other known factors when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on our financial position and results of operations. We record recoveries of accounts previously written off as uncollectible as increases to the allowance for doubtful accounts.

Allowance for Warranty Obligations - Our standard practice is to provide a warranty on all RSA SecurID hardware authenticators for the customer selected programmed life of the authenticator (generally three to five years) and to replace any defective authenticators (other than authenticators damaged by a user’s abuse or alteration) free of charge. We sell our other products to customers with a warranty for product defects for a specified period, generally ninety days. We provide reserves for warranty obligations based on historical failure and defective return rates, and include these costs as a component of product cost of revenue. We reevaluate the estimate of warranty and defective return obligations, including the assumptions about estimated failure and return rates, each quarter.

During 2002 and 2003, our analysis of historical failure and defective return rates indicated that certain authenticators produced between 2000 and 2002 were subject to higher defect and failure rates than we had previously experienced. Accordingly, we increased our provisions for warranty obligations by $4.6 million and $2.8 million for the years ended December 31, 2003 and 2002, respectively. We increased our provisions for warranty obligations by $0.2 million and $0.9 million for the three months ended March 31, 2004 and 2003, respectively. We will continue to monitor warranty claims and reevaluate our estimate of warranty and defective return obligations in future periods, which may result in our recording additional warranty expense. Actual warranty returns could differ from the allowance for warranty obligations recorded.

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

Income Taxes - The preparation of our consolidated financial statements requires us to estimate our income taxes in each of the jurisdictions in which we operate, including those outside the United States, which may be subject to certain risks that ordinarily would not be expected in the United States. A change in our estimate of income by jurisdiction could cause a change in our annual effective tax rate. The income tax accounting process involves our estimating our actual current exposure together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We must then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a valuation allowance of $25.4 million as of March 31, 2004 due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of acquisition related net operating losses carried forward. We base the valuation allowance on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. If actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our consolidated financial position and results of operations.

Valuation of Goodwill and Other Intangible Assets - In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future cash flows and earnings and other factors used to determine the fair value of the respective assets. We will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. We generally determine fair value based on estimated discounted future cash flows. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. Any such impairment charge could be significant and could have a material adverse effect on our consolidated financial position and results of operations. We perform an annual test for impairment of our goodwill as of November 30 of each year, and if events or circumstances occur that would more likely than not reduce the fair value of the goodwill below its carrying amount, will perform an interim impairment test. We completed the required annual goodwill impairment test as of November 30, 2003, by comparing the carrying amount of the enterprise to the estimated fair value of the enterprise. Estimated fair value of the enterprise was determined based upon the market multiple valuation method, which requires that we utilize estimates of future cash flows, revenue and earnings. As of November 30, 2003, the fair value of the enterprise was greater than the carrying amount of the enterprise. Therefore, our annual goodwill impairment test performed as of November 30, 2003 did not result in an impairment of our goodwill. At March 31, 2004, we had approximately $189.3 million of goodwill, which accounted for approximately 35% of our total assets. Any goodwill impairment test could result in a decrease to the carrying value of goodwill and could have a material effect on our results of operations and consolidated financial position.

Restructurings - During 2002 and 2001, we initiated consolidation of certain operations in order to enhance operational efficiency and reduce expenses, and recorded significant restructuring charges in connection with these actions. Restructuring charges totaled $56.0 million in 2002 and $20.0 million in 2001. These restructuring charges and our continued analysis of our facilities require us to make estimates based upon real estate market conditions, rental rates, future corporate requirements, general economic conditions and future estimated cash flows. Included in the restructuring charges recorded in 2002 are facility exit costs of $44.0 million, which represents estimated shortfalls of sublease rental income compared to lease payments due through 2009 under certain exited facilities lease agreements, impaired leasehold improvements and furniture and fixtures, and other associated facilities expenses. We base estimates related to anticipated sublease market rates for excess facilities on assumptions regarding the time period required to locate and contract with suitable subtenants and base these assumptions on market trend information analysis.

We will continue to monitor and assess our facility obligations, real estate markets and our operating expenses. If the assumptions for the estimates used in our restructuring reserve change due to changes in the real estate and sublease markets, or due to the terms of sublease agreements that we have obtained, the ultimate restructuring expenses for these facilities could vary by material amounts, and could cause us to record additional or revise previously recorded restructuring charges in future reporting periods which could have a material effect on our results of operations and consolidated position.

New Accounting Pronouncements Adopted - Interpretation No. 46 – In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was revised by FIN 46R issued in December 2003 (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIE”) that either: do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or for which the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 also sets forth certain disclosure requirements regarding interests in VIE that are deemed significant, even if consolidation is not required. FIN 46 applies to interim periods ending after March 15, 2004. The adoption of FIN 46 did not require the consolidation of our investment in Crosby and therefore did not have a significant impact on our consolidated financial position or results of operations.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of our total revenue:

	Three Months Ended
	March 31,
	2004	2003
Revenue
Products	76.7%	74.3%
Maintenance and professional services	23.3	25.7

Total revenue	100.0	100.0

Cost of revenue
Products	11.4	13.1
Maintenance and professional services	7.8	8.4

Total cost of revenue	19.2	21.5

Gross margin	80.8	78.5

Costs and expenses
Research and development	20.4	20.7
Marketing and selling	36.6	37.4
General and administrative	10.5	15.5

Total	67.5	73.6

Income from operations	13.3	4.9
Interest expense and other	(1.9)	(3.0)
(Loss) income from investing activities	(0.2)	2.5

Income before provision for income taxes	11.2	4.4
Provision for income taxes	2.2	1.6

Net income	9.0%	2.8%

Revenue

The following tables set forth the amount, percentage of total revenue and percentage increase (decrease) of our revenue by product group, product type and product line:

	Three Months Ended		Three Months Ended
	March 31, 2004		March 31, 2003		Percentage Increase
($ in millions	Revenue	Percentage	Revenue	Percentage	(Decrease)
Product group:
Enterprise solutions	$66.6	92.5%	$55.4	90.4%	20.2%
Developer solutions	5.4	7.5%	5.9	9.6%	(8.5)%

Total	$72.0	100.0%	$61.3	100.0%	17.5%

Product type:
Authenticators	$37.4	52.0%	$30.6	49.7%	22.2%
Software products	17.8	24.7%	15.0	24.6%	18.7%
Maintenance and professional services	16.8	23.3%	15.7	25.7%	7.0%

Total	$72.0	100.0%	$61.3	100.0%	17.5%

Product line:
Authentication products	$62.7	87.1%	$52.1	85.0%	20.3%
Encryption products	5.4	7.5%	5.7	9.3%	(5.3)%
Web access management products	3.9	5.4%	3.5	5.7%	11.4%

Total	$72.0	100.0%	$61.3	100.0%	17.5%

The following tables set forth the amount, percentage of total revenue and percentage increase of revenue by regional area:

	Three Months Ended		Three Months Ended
	March 31, 2004		March 31, 2003
					Percentage
($ in millions)	Revenue	Percentage	Revenue	Percentage	Increase
United States	$40.5	56.3%	$37.9	61.9%	6.9%
Europe and other	24.3	33.7%	17.9	29.1%	35.8%
Asia Pacific	7.2	10.0%	5.5	9.0%	30.9%

Total	$72.0	100.0%	$61.3	100.0%	17.5%

We believe the increase in total revenue in the first quarter of 2004, as compared to the first quarter of 2003, was primarily attributable to businesses continuing the trend toward permitting remote access to internal resources and Web-enabling existing applications. We believe our identity and access management solutions promote our product synergies and enable us to generate additional revenue by selling additional products to existing customers. We also believe that as new, lower cost remote access technologies become available and as employment rates increase, we will benefit with increased total product revenue. We believe that governmental regulations regarding access and distribution of private information will drive demand for our products. However, information technology budgets continue to be constrained, and the continued uncertainty in the economy and global affairs may affect revenue generated from the sales of our products in future quarters.

Our RSA SecurID authentication product line generates a substantial portion of our revenue. Authenticator units sold, in thousands of units, were as follows:

	Three Months Ended March 31,		Percentage Increase
	2004	2003	(Decrease)
Number of authenticator units sold	901	699	28.9%
Average selling price	$41.41	$42.43	(2.4)%

The increase in number of units sold, partially offset by a decrease in the average selling price in the three months ended March 31, 2004 as compared to the comparable period in 2003, contributed to the increased revenue from our RSA SecurID authentication product line. The decrease in the average selling price can be attributed to an increase in the number of larger volume transactions during the three months ended March 31, 2004 as compared to the comparable period in 2003, because we tend to give larger discounts on larger volume transactions. We believe our RSA SecurID authentication products generate and will continue to generate substantial revenue for us.

We believe the increase in our total revenue can be attributed in part to the continued adoption of our authentication products by an increasing number of small and mid size businesses, as well as expanded deployments of our products by some of our existing larger customers.

Our sales to the financial services, technology and telecommunications vertical markets continue to provide increased revenue for us. We believe our revenue from the healthcare and financial services markets will continue to increase due to required compliance with industry specific privacy and security laws standards.

We believe the increase in our Web access management revenue is due in part to an increase in the number of companies allowing access of their information and applications by internal and external users. We believe that our Web access management revenue will continue to grow due to introductions of new enhancements to our products, including the Federal Identity Management Module, strong technology and strategic partnerships. In addition, we have changed our sales strategy to dedicate a portion of our sales force to focus on selling our emerging products, while selling our more mature products primarily through our resellers and distributors.

The decrease in Developer solutions and encryption revenue during the three months ended March 31, 2004 as compared to the comparable period in 2003, was primarily due to the decrease in the number of technology companies funding development of new information technology products, and the availability of free, “open source” products that compete with our RSA BSAFE product line, which continue to put pressure on our Developer solutions revenue. We believe that our Developer solutions revenue may benefit from companies’ needs to secure their transactions due to various regulatory requirements. We currently believe our Developer solutions revenue will represent 8% to 10% of total revenue over the next twelve months.

The increase in service revenue for the three months ended March 31, 2004 as compared to the comparable period in 2003 can primarily be attributed to purchases by new customers coupled with high renewals of annual maintenance contracts from sale of products in prior periods.

We believe that as the United States government proceeds with its agenda of increasing awareness and funding of cyber-security issues and its focus on homeland security, we will benefit with increased revenue. We believe the government sector of our business may increase in the future as government agencies seek e-security partners in order to execute their cyber-security agenda. However, revenue from the government sector of our business was consistent during the three months ended March 31, 2004 as compared to the comparable period in 2003, as the United States government continued to defer its information technology spending.

Gross Profit

The following tables set forth the gross profit and gross margin for products and maintenance and professional services:

	Three Months Ended March 31,
	2004		2003
($ in millions)	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Products	$47.0	85.1%	$37.5	82.3%
Maintenance and professional services	11.1	66.6%	10.6	67.4%

Total	$58.1	80.8%	$48.1	78.5%

We believe the increase in total gross margin for the first quarter of 2004, as compared to the first quarter of 2003, was primarily attributable to our efforts to reduce costs and improve operating efficiencies, combined with an increase in total revenue. We believe the increase in gross margin for products for the first quarter of 2004, as compared to the same period of 2003, was primarily attributable to decreases in hardware component prices combined with a decrease of $0.8 million in our warranty obligation expense in the first quarter of 2004, as compared to the first quarter of 2003.

We believe the decrease in gross profit margin from maintenance and professional services in the first quarter of 2004, as compared to first quarter of 2003, was primarily attributable to increased professional services revenue, which typically have lower gross margins than our maintenance services.

We expect to maintain total gross margins of between 79% and 81% during the next twelve months.

Research and Development

Total research and development expenses increased 16.1% in the first quarter of 2004 to $14.7 million from $12.7 million in the first quarter of 2003, and represented 20.4% and 20.7% of total revenue for the first quarter of 2004 and 2003, respectively. The increase in research and development expenses of $2.0 million for the first quarter of 2004 as compared to the first quarter of 2003 resulted from increased payroll, overhead, and consulting expenses associated with our continued allocation of resources towards investing in our future product offerings. We believe research and development expenditures will be approximately 19% to 21% of total revenue during the next twelve months.

Marketing and Selling

Total marketing and selling expenses increased 15.0% in the first quarter of 2004 to $26.3 million from $22.9 million in the first quarter of 2003, and represented 36.6% and 37.4% of total revenue for the first quarter of 2004 and 2003, respectively. For the first quarter of 2004, as compared to the first quarter of 2003, approximately $2.9 million of the increase in marketing and selling expenses was due to increased labor and overhead costs, and approximately $0.5 million of the increase was associated with increased marketing programs. We believe marketing and selling expenditures will be approximately 32% to 35% of total revenue during the next twelve months.

General and Administrative

Total general and administrative expenses decreased 20.4% in the first quarter of 2004 to $7.6 million from $9.5 million in the first quarter of 2003, and represented 10.5% and 15.5% of total revenue for the first quarter of 2004 and 2003, respectively. Approximately $2.5 million of the decrease in general and administrative expenses in the first quarter of 2004, as compared to the first quarter of

2003, was due to a decrease in legal expenses. In 2003, we had legal expenses associated with the successful defense of the Stambler patent infringement lawsuit. This decrease in legal expenses was partially offset by an increase of $0.6 million due to increased payroll and overhead costs. We believe general and administrative expenditures will be approximately 10% to 12% of total revenue during the next twelve months.

Restructurings

During 2002 and 2001, we evaluated and initiated restructuring actions in order to consolidate some of our operations, enhance operational efficiency and reduce expenses. These actions resulted in total restructuring charges of $56.0 million and $20.0 million for the years ended December 31, 2002 and 2001, respectively. We continue to monitor and assess our facility obligations, the real estate market and our operating expenses. Based upon our ongoing assessments of our facility obligations and the rental real estate market, or if we are successful in obtaining sublease tenants for our excess facilities, we may have to record additional restructuring charges or revise previously recorded restructuring charges in future reporting periods. Restructuring charges were zero for the three months ended March 31, 2004 and 2003.

Restructuring charges recorded during 2002 and 2001 consist of facility exit costs, costs associated with the sale and liquidation of our Swedish development operations, and severance and other costs associated with the reduction of employee headcount.

Restructuring charges accrued and unpaid at March 31, 2004 were as follows:

	Facility Exit	Severance
($ in millions)	Costs	Costs	Total
Balance at January 1, 2004	$27.7	$0.2	$27.9
Payments	(2.6)	—	(2.6)

Balance at March 31, 2004	$25.1	$0.2	$25.3

We expect to pay the remaining restructuring costs accrued at March 31, 2004 as follows:

Nine months ending December 31, 2004	$6.4
Year ending December 31, 2005	7.3
Year ending December 31, 2006	6.5
Year ending December 31, 2007	2.9
Year ending December 31, 2008	1.3
Year ending December 31, 2009	0.9

Interest Expense and Other

Interest expense and other includes the following:

	Three Months Ended March 31,
($ in millions)	2004	2003
Interest expense on 7% convertible debentures	$(1.4)	$(1.4)
Non cash amortization of deferred financing costs	(0.4)	(0.4)
Non cash accretion of warrant value	(0.3)	(0.3)
Interest income, net of (expense) and other	0.5	0.3
Gain (loss) from foreign currency translation	0.3	(0.1)

Total interest expense and other	$(1.3)	$(1.9)

Interest expense, non cash amortization of deferred financing costs and non cash accretion of warrant value included in interest expense and other were incurred in connection with our 7% convertible debentures, which were issued in October and November of 2001. The increase in interest income in the three months ended March 31, 2004 as compared to the comparable period in 2003 was primarily due to higher interest rates earned on higher average cash and marketable securities balances.

(Loss) income from Investing Activities

(Loss) income from investing activities includes the following (losses) gains:

	Three Months Ended March 31,
($ in millions)	2004	2003
Gain on sale of investments	—	$1.5
Decline in fair value of Crosby Finance, LLC	$(0.1)	—

Total income (loss) from investing activities	$(0.1)	$1.5

We sold substantially all of our remaining private equity investments during 2003, received cash proceeds of $3.0 million and recognized a gain from the sales of $1.5 million during the three months ended March 31, 2003.

Provision for Income Taxes

The provision for income taxes was $1.6 million during the first quarter of 2004 compared to $0.9 million during the first quarter of 2003. Our effective tax rate decreased to 20.0% for the first quarter of 2004 from 34.7% for the first quarter of 2003. The decrease in our effective tax rate was primarily attributable to the increased profitability of our international operations where the effective tax rates are generally lower than the United States statutory rate. We currently expect our tax rate to be approximately 20% for 2004.

Liquidity and Capital Resources

We had $186.1 million in cash and cash equivalents at March 31, 2004, consisting primarily of operating cash and short-term investments. This represents a decrease of $21.2 million in cash and cash equivalents during the three months ended March 31, 2004. The major changes in cash during the three months ended March 31, 2004 include cash used for investing activities of $34.7 million, cash provided by financing activities of $7.2 million and cash provided by operations of $6.9 million.

Cash used for investing activities of $34.7 million during the first quarter of 2004 consisted primarily of $32.9 million of cash used for the purchase of marketable securities and $1.5 million of cash used for property and equipment purchases.

Cash provided by financing activities of $7.2 million during the first quarter of 2004 consisted of proceeds from employee exercises and purchases under our stock option and employee stock purchase plans.

We have commitments for various operating leases worldwide that expire at various times through 2017. These commitments are shown below net of existing sublease agreements, excluding facility exit costs included in restructuring charges. The lease commitments of $129.8 million shown below include lease commitments of $8.7 million related to certain exited facilities that have not been reserved for in restructuring charges. In addition, lease commitments and restructuring obligations shown below are net of estimated sublease income of $10.4 million related to existing sublease agreements. Restructuring commitments shown below are primarily for facility exit costs of up to 72 months of minimum lease payments due under certain excess facilities lease agreements, net of related sublease agreements. The following are our contractual commitments associated with our lease obligations, restructurings and convertible debentures:

		Years Ending December 31,
	Nine Months Ending
(in millions)	December 31, 2004	2005	2006	2007	2008	2009	Total
Leases	$9.9	$11.8	$10.8	$14.5	$14.0	$68.8	$129.8
Convertible debt principal	80.0	—	—	—	—	—	80.0
Convertible debt interest	4.5	—	—	—	—	—	4.5
Restructurings	6.4	7.3	6.5	2.8	1.3	1.0	25.3

Total commitments	$100.8	$19.1	$17.3	$17.3	$15.3	$69.8	$239.6

During October and November 2001, we issued 7% convertible subordinated debentures with an aggregate principal amount of $80.0 million, together with warrants to purchase an aggregate of 873,045 shares of our common stock. Interest on these debentures is payable in cash semi-annually on January 1 and July 1, at a fixed rate of 7% per annum. We expect to make interest payments of approximately $4.5 million during the remainder of the year ending December 31, 2004. The debentures mature on October 17, 2004, unless redeemed earlier by us or converted into shares of our common stock at the holder’s option. At any time and at their option, each holder may convert any outstanding debentures into shares of our common stock at a conversion price of $13.745 per share. Conversion of all of the outstanding debentures would result in the issuance of approximately 5.8 million shares of our common stock. We can redeem all or a portion of the 7% convertible debentures for cash as long as the arithmetic average of the weighted average price of our common stock on each trading day during the fifteen trading day period immediately prior to the election to redeem is 150% of the conversion price. This redemption feature was not exercisable at March 31, 2004. The debentures are unsecured and are subordinated to all existing and future senior indebtedness. The agreements governing the convertible debentures contain covenants restricting our ability to incur and guarantee additional debt. The covenants limit the amount of additional debt we may incur to the lesser of 30% of our consolidated stockholders’ equity, which was approximately $97.5 million at March 31, 2004, or a total of $180.0 million including the balance of the 7% convertible debentures outstanding.

Any increase or decrease in our accounts receivable balance and accounts receivable days outstanding (calculated as net accounts receivable divided by revenue per day) will affect our cash flow from operations and liquidity. Our accounts receivable and accounts receivable days outstanding may increase due to changes in factors such as the amount of international sales and length of customer’s payment cycle. We also record deferred maintenance billings as accounts receivable, and the timing of these billings affects the accounts receivable days outstanding. Historically, international and indirect customers pay at a slower rate than domestic and direct customers. An increase in revenue generated from international and indirect customers may increase our accounts receivable days outstanding and accounts receivable balance. Due to the current economic climate, we may observe an increase in the length of our customers’ payment cycle. To address increases in our accounts receivable balance and to improve cash flow, we may from time to time take actions to encourage earlier payment of receivables. Discounts offered to customers to encourage payment are deducted from revenue. To the extent that our accounts receivable balance increases, we may incur increased bad debt expense and increased estimates for reserves against revenue and will be subject to greater general credit risks.

We provide e-security solutions to various customers in diverse industries. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. We had two significant customers who are resellers, which accounted for approximately 23% and 21% of total accounts receivable as of March 31, 2004 and December 31, 2003, respectively.

We currently expect to receive additional tax refunds of approximately $6.0 million during the second half of 2004. These tax refunds are attributable to the recovery of income taxes paid in prior years and are available to us due to the carryback of capital losses incurred in 2003. These capital losses resulted from the sale in 2003 of a significant portion of our remaining equity investments. The refunds are subject to Internal Revenue Service review.

Crosby Finance, LLC (“Crosby”) held approximately 2.0 million shares of VeriSign common stock and a variable delivery forward contract, or VDF, at March 31, 2004. The gain recorded for financial reporting purposes upon execution of the VDF contract in 2000 has not been recognized for tax purposes, and accordingly we recorded a $26.6 million deferred tax liability in 2000. This deferred tax liability will reverse upon maturity of the VDF contract in 2006 and the gain will be included in the calculation of our taxable income for 2006. The recognition of that gain would result in a tax liability to us and may require the payment of cash to settle such tax liability.

Our plans for future uses of cash may include additional acquisitions of other entities or technologies, retirement of outstanding debt and additional purchases of property and equipment, and inventory. We anticipate capital expenditures for the remainder of 2004 will be primarily for purchases of property and equipment and will aggregate up to approximately $7 million. In addition, if our 7% debentures are not converted to common stock before October 17, 2004, then we will have to pay the principal amount of the notes, which is $80 million, to the note holders. We expect to fund our capital expenditures from cash on hand and cash generated from operations.

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

New Accounting Pronouncements Adopted

Interpretation No. 46 – In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was revised by FIN 46R issued in December 2003 (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIE”) that either: do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or for which the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 also sets forth certain disclosure requirements regarding interests in VIE that are deemed significant, even if consolidation is not required. FIN 46 applies to interim periods ending after March 15, 2004. The adoption of FIN 46 did not require the consolidation of our investment in Crosby and therefore did not have a significant impact on our consolidated financial position or results of operations.

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

We currently lease a number of excess, unused or under-used facilities that we are trying to sublet, and our lease commitments for some of these facilities will not expire for several years. Even if we find sublessees for these facilities, the monthly rent we receive from the sublessees will likely be significantly less than the monthly rent we owe to the landlords, which means that we will be responsible for paying the difference.

Our stock price has been volatile and is likely to remain volatile. From March 31, 2003 through April 22, 2004 our stock price has ranged from a per share high of $19.48 to a low of $6.60. A number of factors may contribute to the volatility of our stock price, including:

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

Unless we keep up with the ongoing changes in e-security technology, such as our competitors’ introduction of new products, the development of new standards and changes in our customers’ requirements, our products could become obsolete and difficult to sell. Our future success will depend in part upon our ability to enhance our existing products and to introduce new, competitively priced products and solutions with features that meet changing market requirements, all in a timely and cost-effective manner. A number of factors, including the following, could have a negative impact on the success of our products:

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

Transactions for some of our products, especially our digital certificate management and Web access management products, often involve large expenditures by our customers. The sales cycles for these transactions can be long and unpredictable due to a number of uncertainties such as:

•	customers’ budgetary constraints;

•	the need to educate potential customers about our products’ capabilities;

•	customers’ willingness to invest potentially substantial resources and modify their network infrastructures to take advantage of our products;

•	the timing of customers’ budget cycles;

•	delays caused by customers’ internal review processes; and

•	for sales to the federal government, federal regulatory, approval and purchasing requirements.

Problems with the availability or quality of our products could cause our revenue to decrease and our costs to increase, damage our reputation in the marketplace and subject us to damage claims from our customers. Examples of quality and possible availability problems include:

•	In 2002 and 2003, our quarterly analysis of historical failure and defective return rates indicated that certain RSA SecurID authenticators produced between 2000 and 2002 were subject to higher defect and failure rates.

•	Many of our suppliers are located outside of the United States. If political, economic or health-related events, such as the U.S. actions in Iraq or a major health crisis like the SARS epidemic in 2003, were to affect international trade, then we could experience difficulties in obtaining product components from our international suppliers.

•	We depend on a limited number of suppliers for some of our product components. If our existing suppliers were unable to provide us with a sufficient supply of quality components, then we would have to expend significant resources to find new suppliers, and it is possible that we would be unable to find new suppliers in a timely manner.

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

International sales accounted for more than 40% of our total revenue in each of the years ended December 31, 2003, 2002 and 2001 and in the three months ended March 31, 2004. There are certain risks inherent in doing business internationally, including:

•	foreign regulatory requirements and the burdens of complying with a wide variety of foreign laws;

•	legal uncertainty regarding liability and the costs of resolving or litigating a dispute internationally;

•	difficulties in the enforcement of intellectual property rights;

•	export and import restrictions on cryptographic technology and products incorporating that technology;

•	difficulties and delays in establishing international distribution channels;

•	the need to tailor or “localize” our products in order to compete in particular international markets and to comply with foreign laws;

•	difficulties in collecting international accounts receivable;

•	fluctuations in currency exchange rates;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	tariffs and other trade barriers; and

•	political instability.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks, including changes in the market value of our marketable securities, investments, our common stock and foreign exchange rates. Market fluctuations could impact our results of operations and financial condition. In the normal course of business, we employ established policies and procedures to manage these risks.

Our marketable securities and cash equivalent investments are generally high credit quality instruments, primarily U.S. Treasury and government agency obligations, tax-exempt municipal obligations and money market investments with contractual maturities of two years or less. We do not expect any material loss from our marketable securities and cash equivalent investments and therefore believe that our potential interest rate exposure is not material. We evaluate the realizable value of these investments using qualitative and quantitative factors including discounted cash flow analysis and liquidation value assessments.

During 2001, we issued 7% convertible subordinated debentures due October 17, 2004 with an aggregate principal amount of $80.0 million, together with warrants to purchase an aggregate of approximately 0.9 million shares of our common stock. At any time and at their option, each holder may convert any outstanding debentures into shares of our common stock at a conversion price of $13.745 per share, which upon conversion of all of the outstanding debentures would result in the issuance of approximately 5.8 million shares of our common stock. The holders of the warrants issued with the debentures may exercise the warrants at any time until October 17, 2006 at an exercise price of $13.745 per share. The conversion price of the debentures and the exercise price of the warrants may be adjusted under certain circumstances, such as events that would cause dilution of the holder’s interest. We may redeem all or a portion of the debentures for cash as long as the arithmetic average of the weighted average price of our common stock on each trading day during the fifteen trading day period immediately prior to the election to redeem is at least 150% of the conversion price. This redemption feature was not exercisable at March 31, 2004. If the 7% convertible debentures are redeemed in part or total prior to their maturity date we will record a non cash charge for unamortized deferred financing costs and the unamortized value of the warrants.

At March 31, 2004, unamortized deferred financing costs were $0.8 million and the unamortized value of the warrants was $0.8 million. Interest is payable in cash semi-annually at a fixed rate of 7% per annum, and therefore we believe we have no interest rate exposure with these debentures.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2004. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to RSA Security, including its consolidated subsidiaries, is made known to our CEO and CFO by others within RSA Security, particularly during the period in which this Report was being prepared, and (2) effective, in that they provide reasonable assurance that information that we are required to disclose in the reports we file under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act) occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On or about December 20, 2001, France Telecom and Telediffusion de France (“FT”) filed a Request for Arbitration with the International Court of Arbitration. FT claimed that we breached a license agreement with FT and sought unspecified damages including a payment in excess of $110.0 million plus the legal fees and other costs associated with the arbitration. The arbitration took place in June 2003. On March 27, 2004, the arbitrator ruled in our favor, denying all of FT’s claims, and ordered FT to pay us approximately $1.6 million in reimbursement of our legal fees and other expenses associated with the arbitration. Due to FT’s many procedural objections, we believed that FT might contest the ruling. To eliminate this uncertainty, in April 2004, we requested that FT confirm to us in writing that they intended to comply with the arbitrator’s ruling. On April 15, 2004, FT confirmed to us in writing that it would accept the arbitrator’s ruling. In April, we received cash payment. We will record this $1.6 million gain in the second quarter of 2004.

In a related matter, FT had also filed a patent infringement suit in Delaware against Novell, Inc., one of our licensees. . On or about April 22, 2004, the court dismissed the case at the joint request of FT and Novell.

From time to time, we have been named as a defendant in other legal actions arising from our normal business activities, which we believe will not have a material adverse effect on us or our business.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

See the Exhibit Index attached to this Report.

(b) Reports on Form 8-K:

On January 9, 2004, we filed a Current Report on Form 8-K announcing our preliminary financial results for the fourth quarter ended December 31, 2003.

On January 29, 2004, we filed a Current Report on Form 8-K announcing our financial results for the fourth quarter and year ended December 31, 2003.

On February 10, 2004, we furnished a Current Report on Form 8-K containing our presentation entitled Inspiring Confidence in e-Business dated February 2004.

On February 24, 2004, we furnished a Current Report on Form 8-K containing our presentation entitled Inspiring Confidence in e-Business dated February 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSA SECURITY INC.

/s/ JEFFREY D. GLIDDEN

Jeffrey D. Glidden
Senior Vice President, Finance and Operations,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: May 6, 2004

EXHIBIT INDEX

ITEM	DESCRIPTION
31.1	Certification of our CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of our CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of our CEO and CFO pursuant to 18 U.S.C. §1350.

99.1	Trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Richard A. DeMillo on February 4, 2004.

99.2	Amended trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Scott T. Schnell on May 2, 2004.