Form 10-Q
period 2004-06-30
RSA SECURITY INC/DE/
filed 2004-08-05
CIK 932064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X]     No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes [X]  No [   ]

As of July 25, 2004, there were outstanding 63,650,532 shares of the Registrant’s Common Stock, $0.01 par value per share.

RSA SECURITY INC.
FORM 10-Q
For the Quarter Ended June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RSA SECURITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$168,064	$207,323
Marketable securities	76,567	—
Accounts receivable (less allowance for doubtful accounts of $1,785 in 2004 and $1,849 in 2003)	34,837	34,085
Inventory	3,787	4,011
Prepaid expenses and other assets	5,328	6,641
Refundable income taxes	9,216	11,062
Deferred taxes	3,098	2,942

Total current assets	300,897	266,064

Property and equipment, net	66,242	68,149
Other assets
Goodwill	189,260	189,260
Other	5,631	6,879

Total other assets	194,891	196,139

Total assets	$562,030	$530,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Convertible debentures	$69,587	$78,877
Accounts payable	8,866	8,021
Accrued payroll and related benefits	13,634	16,246
Accrued expenses and other liabilities	19,036	19,730
Current portion of accrued restructurings	7,776	9,043
Income taxes accrued and payable	26,910	29,128
Deferred revenue	40,056	34,625

Total current liabilities	185,865	195,670

Deferred taxes, long-term	7,046	7,046
Accrued restructurings, long-term	16,840	18,861

Total liabilities	209,751	221,577

Commitments and Contingencies
Stockholders’ equity
Common stock, $0.01 par value; authorized, 300,000,000 shares; issued, 63,638,725 and 62,144,158 shares in 2004 and 2003, respectively; outstanding, 63,746,384 and 60,870,590 shares in 2004 and 2003, respectively	637	621
Additional paid-in capital	17,509	—
Retained earnings	332,792	359,730
Treasury stock, at cost; zero and 1,273,568 shares in 2004 and 2003, respectively	—	(53,852)
Accumulated other comprehensive income	1,341	2,276

Total stockholders’ equity	352,279	308,775

Total liabilities and stockholders’ equity	$562,030	$530,352

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue
Products	$56,455	$47,063	$111,654	$92,620
Maintenance and professional services	19,122	16,339	35,891	32,047

Total revenue	75,577	63,402	147,545	124,667

Cost of revenue
Products	7,844	7,636	16,065	15,687
Maintenance and professional services	5,619	5,386	11,224	10,517

Total cost of revenue	13,463	13,022	27,289	26,204

Gross profit	62,114	50,380	120,256	98,463

Costs and expenses
Research and development	15,477	13,242	30,186	25,916
Marketing and selling	26,895	23,158	53,222	46,044
General and administrative	6,596	8,408	14,169	17,925
Restructurings	1,601	—	1,601	—

Total	50,569	44,808	99,178	89,885

Income from operations	11,545	5,572	21,078	8,578
Interest expense and other	(1,623)	(1,869)	(2,968)	(3,720)
Income (loss) from investing activities	49	47	(70)	1,562

Income before provision for income taxes	9,971	3,750	18,040	6,420
Provision for income taxes	1,995	520	3,609	1,447

Net income	$7,976	$3,230	$14,431	$4,973

Basic earnings per share
Per share amount	$0.13	$0.06	$0.23	$0.09

Weighted average shares	62,344	58,107	61,761	57,687

Diluted earnings per share
Per share amount	$0.12	$0.05	$0.22	$0.08

Weighted average shares	62,344	58,107	61,761	57,687
Effect of dilutive equity instruments	4,496	3,253	4,420	2,583

Adjusted weighted average shares	66,840	61,360	66,181	60,270

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities
Net income	$14,431	$4,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,744	6,564
Tax benefit from exercise of stock options	4,743	981
Amortization of convertible debentures deferred financing costs	861	802
Non cash warrant accretion	710	697
Income from investing activities	—	(1,508)
Decrease (increase) in Crosby Finance, LLC fair value	70	(54)
Increase (decrease) in cash from changes in:
Accounts receivable	(811)	10,042
Inventory	224	(83)
Prepaid expenses and other assets	1,389	723
Accounts payable	873	(969)
Accrued payroll and related benefits	(2,543)	(456)
Accrued expenses and other liabilities	(630)	(778)
Accrued restructurings	(3,288)	(5,442)
Refundable income taxes and income taxes accrued and payable	(402)	48
Deferred revenue	5,430	(1,622)

Net cash provided by operating activities	26,801	13,918

Cash flows from investing activities
Purchases of marketable securities	(77,011)	—
Purchases of property and equipment	(3,307)	(1,607)
Sale of investments	—	3,009
Acquisitions and related proceeds	—	3,370
Other	52	616

Net cash (used for) provided by investing activities	(80,266)	5,388

Cash flows from financing activities
Proceeds from exercise of stock options and purchase plans	15,266	7,615

Net cash provided by financing activities	15,266	7,615

Effect of exchange rate changes on cash and cash equivalents	(1,060)	(519)

Net (decrease) increase in cash and cash equivalents	(39,259)	26,402
Cash and cash equivalents, beginning of period	207,323	103,030

Cash and cash equivalents, end of period	$168,064	$129,432

Supplemental disclosure of cash flow information:

Cash payments for income taxes were $975 and $655 for the six months ended June 30, 2004 and 2003, respectively. Cash payments for interest expense were $3,187 and $2,873 for the six months ended June 30, 2004 and 2003, respectively.

Supplemental disclosure of non-cash financing activities:

In June 2004, a holder of a convertible debenture with a principal amount of $10,000 converted the full amount of this debenture into shares of our common stock. These conversions resulted in the issuance of an aggregate of 727,537 shares of our common stock and the cancellation of the holder’s debenture. We made no principal payment in connection with the conversions. These conversions resulted in the increase of additional paid in capital of $9,993 and an increase in common stock of $7 for the three months ending June 30, 2004.

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

Use of Estimates — The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ from those estimates.

Cash Equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents.

Marketable Securities — Marketable securities are classified as “available for sale” and recorded at market value using the specific identification method. Unrealized gains and losses are included in accumulated other comprehensive income, net of tax effects. Realized gains or losses are determined based on the specific identified cost of the securities. Any unrealized losses that are considered to be “other than temporary” are charged immediately to the income statement. We believe that the clarification of “other than temporary” set forth in the Emerging Issues Task Force (“EITF”) Issue No. 03-1 will have no current impact on our results of operations or financial position.

Revenue Recognition — Revenue is recognized when earned. Our revenue recognition policies are in compliance with all applicable accounting principles generally accepted in the United States of America, including the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions.” We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. We recognize revenue from licensing other intellectual property when evidence of an arrangement exists, the fee is fixed or determinable and collection is considered probable. We reduce revenue by provisions for estimated returns. When arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, we recognize revenue for the delivered elements using the residual method. For arrangements containing multiple elements where vendor specific objective evidence of fair value does not exist for all undelivered elements, we defer revenue for the delivered and undelivered elements until vendor specific objective evidence of fair value exists or all elements have been delivered. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition when Right of Return Exists,” we recognize revenue upon shipment of product to our stocking distributors, net of estimated returns. We defer maintenance services revenue, whether sold separately or as part of a multiple element arrangement, and recognize it ratably over the term of the maintenance contract, generally twelve months.

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

Allowance for Doubtful Accounts - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, concentration levels, current economic trends, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Bad debt expense, if any, is included in marketing and selling expenses in the condensed consolidated statements of income. The allowance for doubtful accounts is included in accounts receivable in the condensed consolidated balance sheets and was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Balance, beginning of period	$1,814	$2,615	$1,849	$2,494
Write-offs	(107)	(645)	(203)	(1,114)
Recoveries of accounts previously written off	78	59	139	649

Balance, end of period	$1,785	$2,029	$1,785	$2,029

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

We monitor warranty claims and address defects through our quality and design processes, which are managed by our product engineering, quality control and technical support organizations. During the last several years, we have increased resources and initiated new programs to build an expanded family of high performance authentication solutions. These programs have resulted in the redesign and reengineering of authenticator products to improve performance and reliability by incorporating new microprocessors, electronics, firmware and batteries with longer life.

Accrued warranty reserve obligation is included in accrued expenses and other liabilities in the condensed consolidated balance sheets and was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Balance, beginning of period	$3,187	$1,905	$3,877	$1,566
Provision for warranty expense	87	1,163	241	2,111
Deductions	(505)	(547)	(1,349)	(1,156)

Balance, end of period	$2,769	$2,521	$2,769	$2,521

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

We account for our investment in Crosby Finance, LLC (“Crosby”) under Emerging Issues Task Force (“EITF”) Issue No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” We are carrying our interest in Crosby at fair value with all changes in fair value included in income (loss) from investing activities in the condensed consolidated statements of income. We determine the fair value based on the fair value of Crosby’s right to potentially receive additional cash proceeds under a variable delivery forward contract that Crosby holds.

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

Impairment of Long-lived Assets — We test long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The recoverability of long-lived assets is assessed by comparing the undiscounted cash flows expected to be generated to the carrying value of the assets. If the sum of the undiscounted cash flows is less than the carrying value of the assets, we recognize an impairment charge. The amount of an impairment charge is determined by comparing the carrying amount of the long-lived asset to its fair value. Fair value is determined based on estimated discounted cash flows.

Income Taxes — We provide for income taxes for interim periods based on the estimated effective tax rate for the full year. We record cumulative adjustments to tax provisions in the interim period in which a change in the estimated annual effective rate is determined.

Foreign Currency — The financial statements of the Company’s foreign subsidiary in Ireland are measured using the U.S. dollar as its functional currency. The financial statements of all other of the Company’s foreign branches and subsidiaries are measured using the local currencies as the functional currencies. Assets and liabilities of these branches and subsidiaries are translated to their U.S. dollar equivalents at balance sheet date exchange rates and translation adjustments are recorded in accumulated other comprehensive income. Statements of operations of foreign branches and subsidiaries are translated from functional currencies to U.S. dollar equivalents at average exchange rates in effect during the year and any gain or loss from these translations are also included in accumulated other comprehensive income. Foreign currency transaction gains and losses are included in interest expense, income and other in the consolidated statements of operations.

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

Equity instruments that were considered antidilutive and therefore were not included in the computation of diluted earnings per share include the following shares of our common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Employee stock options	4,116,927	6,401,954	4,321,927	6,739,123
Convertible debentures	5,092,761	5,820,298	5,092,761	5,820,298
Common stock warrants	—	873,045	—	873,045

Stock-Based Compensation Plans (currently using the generally accepted Black-Scholes option pricing model) — We account for stock-based compensation cost using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no accounting recognition is given to stock options granted at fair market value, until they are exercised. Upon exercise, net proceeds, including the tax benefits realized, if any, are credited to shareholders’ equity.

Stock-Based Compensation Plans Pro Forma Disclosure — Had we recognized compensation expense for our stock option and purchase plans based on the fair value for awards under our plans in accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income as reported	$7,976	$3,230	$14,431	$4,973
Less: stock based compensation expense determined under fair value method for all awards, net of related tax effects	(6,972)	(8,833)	(14,894)	(17,959)

Pro forma net income (loss)	$1,004	$(5,603)	$(463)	$(12,986)

Net income (loss) per share:
Basic earnings per share — as reported	$0.13	$0.06	$0.23	$0.09

Basic earnings (loss) per share — pro forma	$0.02	$(0.10)	$(0.01)	$(0.23)

Diluted earnings per share — as reported	$0.12	$0.05	$0.22	$0.08

Diluted earnings (loss) per share — pro forma	$0.02	$(0.10)	$(0.01)	$(0.23)

We estimated the fair values at the grant date used to compute pro forma net income (loss) and pro forma net income (loss) per share using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Stock Option Plans:
Risk-free interest rate	3.6%	2.5%	2.9%	2.5%
Expected life of option grants (years)	4.6	4.6	4.2	4.2
Expected volatility of underlying stock	79.0%	90.0%	79.0%	90.0%
Expected dividend payment rate	0.0%	0.0%	0.0%	0.0%
Expected forfeiture rate	7.5%	7.5%	7.5%	7.5%
Weighted average fair value of stock options granted	$11.50	$5.85	$10.51	$3.96
Employee Stock Purchase Plan:
Risk-free interest rate	1.1%	1.7%	1.1%	1.7%
Expected life of option grants (years)	0.5	0.5	0.5	0.5
Expected volatility of underlying stock	77.0%	112.0%	77.0%	112.0%
Expected dividend payment rate	0.0%	0.0%	0.0%	0.0%
Weighted average fair value of stock options granted	$2.68	$2.14	$2.68	$2.14

2. Investments and Financial Instruments

Our marketable securities were as follows:

	June 30, 2004
		Net
		Unrealized	Recorded
	Cost Basis	Losses	Basis
Debt Securities recorded at market, maturing
Within one year	$23,783	$(62)	$23,721
Between 1 and 15 years	53,228	(382)	52,846

Total marketable securities	$77,011	$(444)	$76,567

Income (loss) from investing activities includes the following gains (losses):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Gain on sale of investments	—	—	—	$1,508
Increase (decrease) in fair value of Crosby Finance, LLC	$49	$47	$(70)	54

Total income (loss) from investing activities	$49	$47	$(70)	$1,562

We hold a 99% interest in Crosby Finance, LLC, a bankruptcy-remote, qualified special purpose entity, established specifically to securitize shares of VeriSign, Inc. (“VeriSign”) common stock. At June 30, 2004, Crosby held 2,027,325 shares of VeriSign common stock and a variable delivery forward contract (“VDF”). The VDF contract entitles Crosby to receive cash proceeds of up to $35,336 if the market price per share of VeriSign common stock on January 3, 2006 is at least $87.16. The closing price of VeriSign’s common stock on The NASDAQ National Market on June 30, 2004 was $19.90 per share.

The carrying amount of our 99% interest in Crosby was $138 and $208 at June 30, 2004 and December 31, 2003, respectively, and is included in other assets on the condensed consolidated balance sheets. We are carrying our interest at fair value with all changes in fair value reported in income (loss) from investing activities in the condensed consolidated statements of income. We determine the fair value of our interest in Crosby based on the fair value of Crosby’s right to potentially receive additional cash proceeds upon maturity of the VDF.

Crosby has no liability or obligation to its members or to the counterparty to the VDF contract other than to deliver the shares of VeriSign common stock to the counterparty upon maturity of the VDF contract and to distribute the cash proceeds, if any, to its members. After settlement of the VDF in January 2006, Crosby will dissolve.

3. Convertible Debentures

During October and November 2001, we issued 7% convertible debentures with an aggregate principal amount of $80,000, together with warrants to purchase an aggregate of 873,045 shares of our common stock.

In June 2004, a holder of a debenture with a principal amount of $10,000 converted the full amount of this debenture into shares of our common stock. These conversions resulted in the issuance of an aggregate of 727,537 shares of our common stock and the cancellation of the holder’s debenture. We made no principal payment in connection with the conversions. After these conversions the remaining aggregate principal amount of the 7% convertible debentures is $70,000.

The remaining debentures mature on October 17, 2004, unless redeemed earlier by us or converted into shares of our common stock at the holder’s option. At any time and at their option, each holder may convert any outstanding debentures into shares of our common stock at a conversion price of $13.745 per share. Conversion of all of the outstanding debentures would result in the issuance of approximately 5,092,761 shares of our common stock. We can redeem all or a portion of the 7% convertible debentures for cash as long as the arithmetic average of the weighted average price of our common stock on each trading day during the fifteen trading day period immediately prior to the election to redeem is at least 150% of the conversion price. This redemption feature was not exercisable at June 30, 2004. The debentures are unsecured and are subordinated to all of our existing and future senior indebtedness. The agreements governing the convertible debentures contain covenants restricting our ability to incur and guarantee additional debt. The covenants limit the amount of additional debt we may incur to the lesser of 30% of our consolidated stockholders’ equity, which was approximately $105,684 million at June 30, 2004, or a total of $180,000 including the balance of the 7% convertible debentures outstanding.

4. Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$7,976	$3,230	$14,431	$4,973
Unrealized loss on marketable securities	(304)	—	(288)	—
Foreign currency translation adjustments	(989)	1,101	(647)	617

Comprehensive income	$6,683	$4,331	$13,496	$5,590

The tax benefit of unrealized holding losses on marketable securities were $163 and $156 for the three and six months ended June 30, 2004.

5. Restructurings

During 2002 and 2001, we evaluated and initiated restructuring actions in order to consolidate some of our operations, enhance operational efficiency and reduce expenses. These actions resulted in total restructuring charges of $56,036 and $19,956 for the years ended December 31, 2002 and 2001, respectively. We continue to monitor and assess the real estate market and our operating expenses.

Restructuring charges recorded during 2002 and 2001 consist of facility exit costs, costs associated with the sale and liquidation of the Company’s Swedish development operations, and severance and other costs associated with the reduction of employee headcount.

In the three months ended June 30, 2004, we recorded a charge of $1,601 related to revised estimates of facility exit costs. We revised estimates of facility exit costs based upon the terms of finalized subleases obtained and associated costs incurred during the second quarter of 2004. There were no restructuring costs recorded in the three months and six months ended June 30, 2003.

Restructuring charges accrued and unpaid at June 30, 2004 were as follows:

	Facility	Severance
	Exit Costs	Costs	Total
Balance at January 1, 2004	$27,654	$250	$27,904
Revisions of previously recorded restructuring charges	1,601	—	1,601
Payments	(4,886)	(3)	(4,889)

Balance at June 30, 2004	$24,369	$247	$24,616

We expect to pay the remaining restructuring costs accrued at June 30, 2004 as follows:

Six months ending December 31, 2004	$4,908
Year ending December 31, 2005	5,993
Year ending December 31, 2006	4,829
Year ending December 31, 2007	4,474
Year ending December 31, 2008	2,943
Year ending December 31, 2009	1,469

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

Our operations are conducted throughout the world. Operations in the United States represent approximately 56% of total revenue. Our operations in other countries have been grouped by regional area below. The following tables present information about e-Security Solutions revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Product and service groups
Enterprise solutions	$68,742	$58,335	$135,343	$113,747
Developer solutions	6,835	5,067	12,202	10,920

	$75,577	$63,402	$147,545	$124,667

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Geographic areas
United States	$42,559	$37,445	$83,026	$75,372
Europe and other	24,333	20,327	48,658	38,162
Asia Pacific	8,685	5,630	15,861	11,133

	$75,577	$63,402	$147,545	$124,667

Except for Tech Data Corporation (a distributor), no single customer accounted for more than 10% of our total revenue for the three and six months ended June 30, 2004 and 2003. Revenue from Tech Data Corporation accounted for 12.7% and 11.7% of our total revenue for the three and six months ended June 30, 2004, respectively. During 2003, Tech Data Corporation merged with Azlan Group Plc (also a distributor). Had this merger been completed as of January 1, 2003, revenue from the combined entity, on a pro forma basis, would have accounted for 11.9% and 11.4% of our total revenue for the three months and six ended June 30, 2003, respectively.

The tables below present information about our long lived assets by region:

	At June 30, 2004
			Europe and
	Total	United States	Other	Asia Pacific
Property and equipment, net	$66,242	$33,884	$29,801	$2,557
Goodwill	189,260	189,260	—	—
Other assets	5,631	4,461	50	1,120

	At December 31, 2003
			Europe and
	Total	United States	Other	Asia Pacific
Property and equipment, net	$68,149	$35,104	$29,852	$3,193
Goodwill	189,260	189,260	—	—
Other assets	6,879	5,278	67	1,534

7. Litigation

On or about February 2, 2001, Leon Stambler filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., First Data Corporation, Openwave Systems Inc., and Omnisky Corporation, Case Number 01-0065. In his complaint, Mr. Stambler alleged that certain products marketed by each of the defendants infringed various patents that he owns, and he sought unspecified damages as well as a preliminary and permanent injunction enjoining the defendants from infringing the claims asserted. The trial took place in March 2003, and the jury determined that our products did not infringe Mr. Stambler’s patents. On April 17, 2003, the court entered final judgment in our favor on all claims of non-infringement. On or about December 8, 2003, Mr. Stambler filed a notice of appeal to the United States Court of Appeals. We are vigorously defending the appeal, and we believe that the final disposition of this matter will not have a material adverse effect on our continuing operations and consolidated financial position.

On or about December 20, 2001, France Telecom and Telediffusion de France (“FT”) filed a Request for Arbitration with the International Court of Arbitration. FT claimed that we breached a license agreement with FT and sought unspecified damages including a payment in excess of $110,000 plus the legal fees and other costs associated with the arbitration. The arbitration took place in June 2003. On March 27, 2004, the arbitrator ruled in our favor, denying all of FT’s claims, and ordered FT to pay us approximately $1,639 in reimbursement of our legal fees and other expenses associated with the arbitration. Due to FT’s many procedural objections, we believed that FT might contest the ruling. To eliminate this uncertainty, in April 2004, we requested that FT confirm to us in writing that they intended to comply with the arbitrator’s ruling. On April 15, 2004, FT confirmed to us in writing that it would accept the arbitrator’s ruling. In April, we received the cash payment, and we recorded this $1,639 receipt in general and administrative expenses for the three and six months ended June 30, 2004.

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

Overview

RSA Security Inc. helps organizations protect private information and manage the identities of people and applications accessing and exchanging that information. With thousands of customers around the globe, our portfolio of solutions — including identity and access management, secure mobile and remote access, secure enterprise access and secure transactions — are all designed to provide seamless e-security. We sell our two-factor user authentication, certificate processing, Web access management and encryption products and solutions to corporate enterprise users seeking turnkey security solutions, and to original equipment manufacturers, developers and corporate enterprise users seeking software development components for embedding security in a range of software applications or hardware devices.

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

We believe sales of our products will be driven by the trend towards Web-enabling of existing applications and of enterprises permitting secure and efficient access to internal resources whether remotely or within the enterprise. Sales of our RSA SecurID authenticator products continue to generate substantial revenue for us, while our less mature Enterprise software products are building revenue. We believe the availability of free, “open source” products that compete with our RSA BSAFE product line continue to put pressure on our Developer solutions revenue. We believe our product line synergies and strength of our customer base create opportunities to sell additional products to existing customers. However, we have observed that information technology budgets remain constrained, which has had and could continue to have a direct effect on the sale of our products.

We continue to explore opportunities to sell our products into new markets. Today the majority of our customers utilize our products to secure and to manage network and application access for their employees and partners. Increasingly, however, our customers are also using our products to secure and manage access for their customers, including consumer customers. We have seen increased interest from financial institutions and other companies seeking to provide secure access to consumer-facing organization. Today we see interest in consumer authentication broadening to many more types of consumer-facing applications, which we believe is driven by concerns about identity theft and privacy, and the desire to comply with information protection regulations. While still early, we believe that this expanded market has the potential to generate incremental demand for our products.

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

We have contracted with outside manufacturing organizations to produce our RSA SecurID authenticators, and some of our products contain technology that is licensed from third parties. Our cost of revenue consists primarily of costs associated with the manufacture and delivery of RSA SecurID authenticators and royalty fees that we pay for the licensed technology. Cost of revenue also includes warranty obligation expense and labor and overhead costs associated with professional services, customer support, and production activities. Production costs include the programming labor, shipping, inspection and quality control functions associated with the RSA SecurID authenticators. We continue to work to establish new supplier relationships in order to increase the number of vendors from which we buy our authenticators and authenticator components, in order to reduce our vulnerability to potential supply problems.

We distribute our products through direct sales to end user customers, and through indirect sales, including sales to resellers and distributors that we ship directly to the end user customer and sales to distributors for stocking purposes. For the three months ended June 30, 2004, approximately 53% of our revenue was from sales to distributors shipped directly to the end user and resellers, approximately 39% of our revenue was from direct sales to end user customers, and approximately 8% of our revenue was from sales to stocking distributors. Our stocking distributors provide us with inventory level and point of sale reports on a monthly basis. Based upon these reports, we estimate that our stocking distributors typically hold approximately four weeks of inventory on hand in the distribution channel. Generally our arrangements with our distributors and resellers are non exclusive. We currently have arrangements with more than 1,000 distributors and resellers and are constantly seeking to expand our distributor and reseller program in terms of number of participants and volume of sales.

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

Allowance for Doubtful Accounts - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable and the composition of the accounts receivable aging, historical bad debts, concentration levels, current economic trends, regional factors and other known factors when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on our financial position and results of operations. We record recoveries of accounts previously written off as uncollectible as increases to the allowance for doubtful accounts.

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

During 2002 and 2003, our analysis of historical failure and defective return rates indicated that certain authenticators produced between 2000 and 2002 were subject to higher defect and failure rates than we had previously experienced. Accordingly, we increased our provisions for warranty obligations by $4.6 million and $2.8 million for the years ended December 31, 2003 and 2002, respectively. We continue to monitor warranty claims and reevaluate our estimate of warranty and defective return obligations in future periods, which may result in our recording additional warranty expense. Actual warranty returns could differ from the allowance for warranty obligations recorded.

We monitor warranty claims and address defects through our quality and design processes, which are managed by our product engineering, quality control and technical support organizations. During the last several years, we have increased programs and initiated new programs to build an expanded family of high performance authentication solutions. These programs have resulted in the redesign and reengineering of authenticator products to improve performance and reliability by incorporating new microprocessors, electronics, firmware and batteries with longer life.

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

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a valuation allowance of $25.4 million as of June 30, 2004 due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of acquisition related net operating losses carried forward. We base the valuation allowance on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. If actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our consolidated financial position and results of operations.

Valuation of Goodwill and Other Intangible Assets - In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future cash flows and earnings and other factors used to determine the fair value of the respective assets. We will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. We generally determine fair value based on estimated discounted future cash flows. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. Any such impairment charge could be significant and could have a material adverse effect on our consolidated financial position and results of operations. We perform an annual test for impairment of our goodwill as of November 30 of each year, and if events or circumstances occur that would more likely than not reduce the fair value of the goodwill below its carrying amount, will perform an interim impairment test. We completed the required annual goodwill impairment test as of November 30, 2003, by comparing the carrying amount of the enterprise to the estimated fair value of the enterprise. Estimated fair value of the enterprise was determined based upon the market multiple valuation method, which requires that we utilize estimates of future cash flows, revenue and earnings. As of November 30, 2003, the fair value of the enterprise was greater than the carrying amount of the enterprise. Therefore, our annual goodwill impairment test performed as of November 30, 2003 did not result in an impairment of our goodwill. No events have occurred since November 2003 that would suggest that an impairment of our intangibles assets exists. At June 30, 2004, we had approximately $189.3 million of goodwill, which accounted for approximately 34% of our total assets. Any future adverse event could cause our intangible assets to become impaired which would result in a decrease to the carrying value of our intangible assets and could have a material effect on our results of operations and consolidated financial position.

Restructurings-During 2002 and 2001, we initiated consolidation of certain operations in order to enhance operational efficiency and reduce expenses, and recorded significant restructuring charges in connection with these actions. Restructuring charges totaled $56.0 million in 2002 and $20.0 million in 2001. These restructuring charges and our continued analysis of our facilities require us to make estimates based upon real estate market conditions, rental rates, future corporate requirements, general economic conditions and future estimated cash flows. Included in the restructuring charges recorded in 2002 are facility exit costs of $44.0 million, which represents estimated shortfalls of sublease rental income compared to lease payments due through 2009 under certain exited facilities lease agreements, impaired leasehold improvements and furniture and fixtures, and other associated facilities expenses. We base estimates related to anticipated sublease market rates for excess facilities on assumptions regarding the time period required to locate and contract with suitable subtenants and base these assumptions on market trend information analysis. During the three months ended June 30, 2004 we recorded a charge of $1.6 million related to revised estimates of facility exit costs. We revised estimates of facility exit costs based upon the terms of finalized subleases and associated costs obtained during the second quarter of 2004.

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

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of our total revenue:

	Percentage of		Percentage of
	Total Revenue		Total Revenue
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue
Products	74.7%	74.2%	75.7%	74.3%
Maintenance and professional services	25.3	25.8	24.3	25.7

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue
Products	10.4	12.0	10.9	12.6
Maintenance and professional services	7.4	8.5	7.6	8.4

Total cost of revenue	17.8	20.5	18.5	21.0

Gross margin	82.2	79.5	81.5	79.0

Costs and expenses
Research and development	20.5	20.9	20.4	20.8
Marketing and selling	35.6	36.5	36.1	36.9
General and administrative	8.7	13.3	9.6	14.4
Restructurings	2.1	—	1.1	—

Total	66.9	70.7	67.2	72.1

Income from operations	15.3	8.8	14.3	6.9

Interest expense and other	(2.1)	(2.9)	(2.0)	(3.0)
Income from investing activities	—	—	—	1.3

Income before provision for income taxes	13.2	5.9	12.3	5.2
Provision for income taxes	2.6	0.8	2.5	1.2

Net income	10.6%	5.1%	9.8%	4.0%

Revenue

The following tables set forth the amount, percentage of total revenue and percentage increase of our revenue by product group, product type and product line:

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003		Percentage
($ in millions)	Revenue	Percentage	Revenue	Percentage	Increase
Product group:
Enterprise solutions	$68.8	91.0%	$58.3	92.0%	18.0%
Developer solutions	6.8	9.0%	5.1	8.0%	33.3%

Total	$75.6	100.0%	$63.4	100.0%	19.2%

Product type:
Authenticators	$36.2	47.9%	$31.8	50.1%	13.8%
Software products	20.3	26.8%	15.3	24.1%	32.7%
Maintenance and professional services	19.1	25.3%	16.3	25.8%	17.2%

Total	$75.6	100.0%	$63.4	100.0%	19.2%

Product line:
Authentication products	$62.8	83.1%	$55.2	87.1%	13.8%
Encryption products	6.8	9.0%	5.1	8.0%	33.3%
Web access management products	6.0	7.9%	3.1	4.9%	93.6%

Total	$75.6	100.0%	$63.4	100.0%	19.2%

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003		Percentage
($ in millions)	Revenue	Percentage	Revenue	Percentage	Increase
Product group:
Enterprise solutions	$135.3	91.7%	$113.8	91.2%	18.9%
Developer solutions	12.2	8.3%	10.9	8.8%	11.9%

Total	$147.5	100.0%	$124.7	100.0%	18.3%

Product type:
Authenticators	$73.5	49.8%	$62.2	50.0%	18.2%
Software products	38.1	25.8%	30.4	24.3%	25.3%
Maintenance and professional services	35.9	24.4%	32.1	25.7%	11.8%

Total	$147.5	100.0%	$124.7	100.0%	18.3%

Product line:
Authentication products	$125.5	85.1%	$107.3	86.1%	17.0%
Encryption products	12.1	8.2%	10.8	8.6%	12.0%
Web access management products	9.9	6.7%	6.6	5.3%	50.0%

Total	$147.5	100.0%	$124.7	100.0%	18.3%

The following tables set forth the amount, percentage of total revenue and percentage increase of revenue by region:

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003		Percentage
($ in millions)	Revenue	Percentage	Revenue	Percentage	Increase
United States	$42.6	56.3%	$37.4	59.0%	13.9%
Europe and other	24.3	32.2%	20.4	32.1%	19.1%
Asia Pacific	8.7	11.5%	5.6	8.9%	55.4%

Total	$75.6	100.0%	$63.4	100.0%	19.2%

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003		Percentage
($ in millions)	Revenue	Percentage	Revenue	Percentage	Increase
United States	$83.0	56.3%	$75.4	60.5%	10.1%
Europe and other	48.6	32.9%	38.2	30.6%	27.2%
Asia Pacific	15.9	10.8%	11.1	8.9%	43.2%

Total	$147.5	100.0%	$124.7	100.0%	18.3%

We believe the increase in total revenue in the second quarter of 2004, as compared to the second quarter of 2003, was primarily attributable to businesses continuing the trend toward permitting remote access to internal resources and Web-enabling existing applications. We believe our identity and access management solutions promote our product synergies and enable us to generate additional revenue by selling additional products to existing customers. We also believe that as new, lower cost remote access technologies become available and as employment rates increase, we will benefit with increased total product revenue. We believe that governmental regulations regarding access and distribution of private information will drive demand for our products. However, information technology budgets continue to be constrained, and the continued uncertainty in the economy and global affairs may affect revenue generated from the sales of our products in future quarters.

Our RSA SecurID authentication product line generates a substantial portion of our revenue. Authenticator units sold, in thousands of units, were as follows:

	Three Months Ended June 30,		Percentage Increase
	2004	2003	(Decrease)
Number of authenticator units sold	857	744	15.2%
Average selling price	$40.54	$42.41	(4.4)%

	Six Months Ended June 30,		Percentage Increase
	2004	2003	(Decrease)
Number of authenticator units sold	1,758	1,443	21.8%
Average selling price	$40.99	$42.42	(3.4)%

The increase in number of units sold, partially offset by a decrease in the average selling price in the three months ended June 30, 2004 as compared to the comparable period in 2003, contributed to the increased revenue from our RSA SecurID authentication product line. The decrease in the average selling price can be attributed to an increase in the number of larger volume transactions during the three months ended June 30, 2004 as compared to the comparable period in 2003, because we tend to give larger discounts on larger volume transactions. We continue to sell substantial amount of product to small to mid size companies, which tend to have smaller volume but higher unit pricing has enabled our average selling price to stay in approximately the $40.00 range. We believe our RSA SecurID authentication products generate and will continue to generate substantial revenue for us.

We believe the increase in our total revenue can be attributed in part to the continued adoption of our authentication products by an increasing number of small and mid size businesses, as well as expanded deployments of our products by some of our existing larger customers.

During the second quarter of 2004 we recognized $1.5 million of revenue as a result of WorldCom’s emergence from bankruptcy and our determination that neither WorldCom nor its creditors would seek to reclaim any amounts paid to us before or during WorldCom’s bankruptcy. We had deferred this revenue during the second quarter of 2002 as a result of WorldCom filing bankruptcy.

We sell to a number of vertical markets, and sales to the financial services and telecommunications vertical markets continue to provide increased revenue for us. We believe our revenue from the healthcare and financial services markets will continue to increase due to required compliance with industry specific privacy and security laws standards.

We believe the increase in our Web access management revenue is due in part to an increase in the number of companies allowing access of their information and applications by internal and external users. We believe that our Web access management revenue will continue to grow due to introductions of new enhancements to our products, including the RSA Federal Identity Manager, strong technology and strategic partnerships. In addition, we have dedicated a portion of our sales force to focus on selling our emerging products. Our more mature products will be sold primarily through our resellers and distributors.

The increase in Developer solutions and encryption revenue during the three months ended June 30, 2004 as compared to the comparable period in 2003 was primarily due to strong sales in the retail and technology verticals. We believe that our Developer solutions revenue may benefit from companies’ needs to secure their transactions due to various regulatory requirements. We currently believe our Developer solutions revenue will represent 8% to 10% of total revenue over the next twelve months.

The increase in service revenue for the three months ended June 30, 2004 as compared to the comparable period in 2003 can primarily be attributed to purchases by new customers coupled with a high rate of renewals of annual maintenance contracts from sale of products in prior periods.

We believe that as the United States government proceeds with its agenda of increasing awareness and funding of cyber-security issues and its focus on homeland security, we may benefit with increased revenue. We believe the government sector of our business may increase in the future as government agencies seek e-security partners in order to execute their cyber-security agenda. However, revenue from the government sector of our business was consistent during the three months ended June 30, 2004 as compared to the comparable period in 2003, as the United States government continued to defer its information technology spending.

Gross Profit

The following tables set forth the gross profit and gross margin for products and maintenance and professional services:

	Three Months Ended June 30,
	2004		2003
($ in millions)	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Products	$48.6	86.1%	$39.4	83.8%
Maintenance and professional services	13.5	70.6%	11.0	67.0%

Total	$62.1	82.2%	$50.4	79.5%

	Six Months Ended June 30,
	2004		2003
($ in millions)	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Products	$95.6	85.6%	$76.9	83.1%
Maintenance and professional services	24.7	68.7%	21.6	67.2%

Total	$120.3	81.5%	$98.5	79.0%

We believe the increase in total gross margin for the second quarter of 2004, as compared to the second quarter of 2003, was primarily attributable to our efforts to reduce costs and improve operating efficiencies, and an increase in total revenue.

We believe the increase in gross margin for products for the second quarter of 2004, as compared to the same period of 2003, was primarily attributable to an increase in software revenue year over year which typically has higher margin than other products combined with a decrease of $1.0 million in our warranty obligation expense in the second quarter of 2004, as compared to the second quarter of 2003.

We believe the increase in gross profit margin from maintenance and professional services in the second quarter of 2004, as compared to second quarter of 2003, was primarily attributable to increased maintenance revenue achieved on decreased customer support costs.

We expect to maintain total gross margins of between 80% and 82% during the next twelve months.

Research and Development

Total research and development expenses increased 16.9% in the second quarter of 2004 to $15.5 million from $13.2 million in the second quarter of 2003, and represented 20.5% and 20.9% of total revenue for the second quarter of 2004 and 2003, respectively. Total research and development expenses increased 16.5% in the first six months of 2004 to $30.2 million from $25.9 million in the first six months of 2004, and represented 20.5% and 20.8% of the total revenue for the first six months of 2004 and 2003, respectively. The increase in research and development expenses of $2.2 million for the second quarter of 2004 as compared to the second quarter of 2003 was from increased payroll, overhead and consulting expenses associated with our continued allocation of resources towards investing in our future product offerings. We believe research and development expenditures will be approximately 19% to 21% of total revenue during the next twelve months.

Marketing and Selling

Total marketing and selling expenses increased 16.1% in the second quarter of 2004 to $26.9 million from $23.2 million in the second quarter of 2003, and represented 35.6% and 36.5% of total revenue for the second quarter of 2004 and 2003, respectively. Total marketing and selling expenses increased 15.6% in the first six months of 2004 to $53.2 million from $46.0 million in the first six months of 2003, and represented 36.1% and 36.9% of the total revenue for the first six months of 2004 and 2003, respectively. For the second quarter of 2004, as compared to the second quarter of 2003, approximately $2.6 million of the increase in marketing and selling expenses was due to increased labor and overhead costs and approximately $1.2 million for commission expenses on increased revenue. We believe marketing and selling expenditures will be approximately 32% to 35% of total revenue during the next twelve months.

General and Administrative

Total general and administrative expenses decreased 21.6% in the second quarter of 2004 to $6.6 million from $8.4 million in the second quarter of 2003, and represented 8.7% and 13.3% of total revenue for the second quarter of 2004 and 2003, respectively. Total general and administrative expenses decreased 21.0% in the first six months of 2004 to $14.2 million from $17.9 million in the first six months of 2003, and represented 9.6% and 14.4% of the total revenue for the first six months of 2004 and 2003, respectively. The decrease in general and administrative expenses of $1.8 million for the second quarter of 2004 as compared to the second quarter of 2003 was due to decreased legal expenses of approximately $2.7 million, which included a $1.6 million reimbursement of legal fees associated with the successful defense of the France Telecom arbitration, partially offset by $1.0 million of increased payroll and consulting fees. We believe general and administrative expenditures will be approximately 10% to 12% of total revenue during the next 12 months.

Restructurings

During 2002 and 2001, we evaluated and initiated restructuring actions in order to consolidate some of our operations, enhance operational efficiency and reduce expenses. These actions resulted in total restructuring charges of $56.0 million and $20.0 million for the years ended December 31, 2002 and 2001, respectively. We continue to monitor and assess the real estate market and our operating expenses. Based upon our ongoing assessments of our facility obligations and the rental real estate market, or if we are successful in obtaining sublease tenants for our excess facilities, we may have to record additional restructuring charges or revise previously recorded restructuring charges in future reporting periods.

Restructuring charges recorded during 2002 and 2001 consist of facility exit costs, costs associated with the sale and liquidation of our Swedish development operations, and severance and other costs associated with the reduction of employee headcount.

In the three months ended June 30, 2004, we recorded a restructuring charge of $1.6 million related to revised estimates of facility exit costs. We revised estimates of facility exit costs based upon the terms of finalized subleases obtained and associated costs incurred during the second quarter of 2004. There were no restructuring costs recorded in the three months and six months ended June 30, 2003.

Restructuring charges accrued and unpaid at June 30, 2004 were as follows:

	Facility
	Exit	Severance
($ in millions)	Costs	Costs	Total
Balance at January 1, 2004	$27.7	$0.2	$27.9
Revisions of previously recorded restructuring charges	1.6	—	1.6
Payments	(4.9)	—	(4.9)

Balance at June 30, 2004	$24.4	$0.2	$24.6

We expect to pay the remaining restructuring costs accrued at June 30, 2004 as follows:

Six months ending December 31, 2004	$4.9
Year ending December 31, 2005	6.0
Year ending December 31, 2006	4.8
Year ending December 31, 2007	4.5
Year ending December 31, 2008	2.9
Year ending December 31, 2009	1.5

Interest Expense and Other

Interest expense and other includes the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2004	2003	2004	2003
Interest expense on 7% convertible debentures	$(1.4)	$(1.4)	$(2.8)	$(2.8)
Non cash amortization of deferred financing costs	(0.5)	(0.4)	(0.9)	(0.8)
Non cash accretion of warrant value	(0.3)	(0.3)	(0.7)	(0.7)
Interest income, net of expense and other	0.5	0.3	1.0	0.5
Gain (loss) from foreign currency translation	0.1	(0.1)	0.4	0.1

Total interest expense and other	$(1.6)	$(1.9)	$(3.0)	$(3.7)

Interest expense, non cash amortization of deferred financing costs and non cash accretion of warrant value included in interest expense and other were incurred in connection with our 7% convertible debentures, which we issued in October and November of 2001. The increase in interest income in the three and six months ended June 30, 2004 as compared to the comparable periods in 2003 was primarily due to higher interest rates earned on higher average cash and marketable securities balances.

Income (loss) from Investing Activities

Income (loss) from investing activities includes the following gains (losses):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2004	2003	2004	2003
Gain on sale of investments	—	—	—	$1.5
Increase (decrease) in fair value of Crosby Finance, LLC	—	$0.1	(0.1)	0.1

Total income (loss) from investing activities	—	$0.1	(0.1)	$1.6

We sold substantially all of our remaining private equity investments during 2003, received cash proceeds of $3.0 million and recognized a gain from the sales of $1.5 million during the first quarter of 2003.

Provision for Income Taxes

The provision for income taxes was $2.0 million during the second quarter of 2004 compared to a provision of $0.5 million during the second quarter of 2003. Our effective tax rate decreased to 20.0% for the second quarter of 2004 from 22.3% for the second quarter of 2003. We recorded a provision for income taxes of $3.6 million during the first six months of 2004 compared to a provision of $1.4 million for the first six months of 2003. For the first six months of 2004 the decrease in our effective tax rate was primarily attributable to the increased profitability of our international operations where the effective tax rates are generally lower than the United States statutory rate. We currently expect our tax rate to be approximately 20% to 25% for 2004.

Liquidity and Capital Resources

We had $168.1 million in cash and cash equivalents at June 30, 2004, consisting primarily of operating cash and short-term investments. This represents a decrease of $39.3 million in cash and cash equivalents during the six months ended June 30, 2004. The major changes in cash during the six months ended June 30, 2004 include cash provided by operations of $26.8 million, cash provided by financing activities of $15.3 million and cash used for investing activities of $80.3 million.

Cash used for investing activities of $80.3 million during the six months of 2004 consisted primarily of $77.0 million of cash used for the purchase of marketable securities and $3.3 million of cash used for property and equipment purchases.

Cash provided by financing activities of $15.3 million during the first six months of 2004 consisted primarily of proceeds from employee exercises and purchases under our stock option and employee stock purchase plans.

We have commitments for various operating leases worldwide that expire at various times through 2017 and that are shown below net of existing sublease agreements, excluding facility exit costs included in restructuring charges. The lease commitments of $133.1 million shown below include lease commitments of $16.0 million related to certain exited facilities that have not been reserved for in restructuring charges, which represents our estimated sublease income from these facilities from the end of the period reserved to the end of the lease term. Restructuring commitments shown below are primarily for facility exit costs of up to 66 months of minimum lease payments due under certain excess facilities lease agreements, net of related sublease agreements. The following are our contractual commitments associated with our lease obligations, restructurings and convertible debentures:

	Six Months
	Ending	Years Ending December 31,
	December
($ in millions)	31, 2004	2005	2006	2007	2008	2009	Total
Leases	$6.1	$14.1	$13.0	$13.6	$13.2	$73.1	$133.1
Convertible debt principal	70.0	—	—	—	—	—	70.0
Convertible debt interest	4.0	—	—	—	—	—	4.0
Restructurings	4.9	6.0	4.8	4.5	2.9	1.5	$24.6

Total commitments	$85.0	$20.1	$17.8	$18.1	$16.1	$74.6	$231.7

During October and November 2001, we issued 7% convertible subordinated debentures with an aggregate principal amount of $80.0 million, together with warrants to purchase an aggregate of 873,045 shares of our common stock.

In June 2004, a holder of a debenture with a principal amount of $10.0 million converted the full amount of this debenture into shares of our common stock. These conversions resulted in the issuance of an aggregate of 727,537 shares of our common stock and the cancellation of the holder’s debenture. We made no principal payment in connection with the conversions. After these conversions the remaining aggregate principal amount of the 7% convertible subordinated debentures is $70.0 million. Interest on these debentures is payable in cash semi-annually on January 1 and July 1, at a fixed rate of 7% per annum. We expect to make interest payments of approximately $4.0 million during the remainder of the year ending December 31, 2004. The remaining debentures mature on October 17, 2004, unless redeemed earlier by us or converted into shares of our common stock at the holder’s option. At any time and at their option, each holder may convert any outstanding debentures into shares of our common stock at a conversion price of $13.745 per share. Conversion of all of the outstanding debentures would result in the issuance of approximately 5.1 million shares of our common stock. We can redeem all or a portion of the 7% convertible debentures for cash as long as the arithmetic average of the weighted average price of our common stock on each trading day during the fifteen trading day period immediately prior to the election to redeem is 150% of the conversion price. This redemption feature was not exercisable at June 30, 2004. While we are required to repay the outstanding $70.0 million convertible debentures in October 2004, we believe that if our stock price on The NASDAQ Stock Market stays above the conversion price of $13.745 per share then the debenture holders will likely convert, in which case we would not have to use cash to settle this obligation. The debentures are unsecured and are subordinated to all existing and future senior indebtedness. The agreements governing the convertible debentures contain covenants restricting our ability to incur and guarantee additional debt. The covenants limit the amount of additional debt we may incur to the lesser of 30% of our consolidated stockholders’ equity, which was approximately $105.7 million at June 30, 2004, or a total of $180.0 million including the balance of the 7% convertible debentures outstanding.

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

We provide e-security solutions to various customers in diverse industries. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. Two significant distributors accounted for approximately 26% and 21% of our total accounts receivable as of June 30, 2004 and December 31, 2003, respectively.

During July 2004 we received an income tax refund of $6.1 million. This tax refund is attributable to the recovery of income taxes paid in prior years and is available to us due to the carryback of capital losses incurred in 2003. These capital losses resulted from the sale in 2003 of a significant portion of our remaining equity investments. We currently expect to receive additional tax refunds of approximately $3.0 million over the next twelve months. The refunds are subject to Internal Revenue Service review.

Crosby Finance, LLC (“Crosby”) held approximately 2.0 million shares of VeriSign common stock and a variable delivery forward contract, or VDF, at June 30, 2004. The gain recorded for financial reporting purposes upon execution of the VDF contract in 2000 has not been recognized for tax purposes, and accordingly we recorded a $26.6 million deferred tax liability in 2000. This deferred tax liability will reverse upon maturity of the VDF contract in 2006 and the gain will be included in the calculation of our taxable income for 2006. The recognition of that gain would result in a tax liability to us and may require the payment of cash to settle such tax liability.

Our plans for future uses of cash may include additional acquisitions of other entities or technologies, retirement of outstanding debt and additional purchases of property and equipment, and inventory. We anticipate capital expenditures for the remainder of 2004 will be primarily for purchases of property and equipment and will aggregate up to approximately $8 million. In addition, if our 7% debentures are not converted to common stock before October 17, 2004, then we will have to pay the principal amount of the notes, which is $70.0 million, to the note holders. We expect to fund our capital expenditures from cash on hand and cash generated from operations.

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

The global economy, especially the technology sector, is still uncertain and may recover slowly or not at all during the foreseeable future. The general economic slowdown has had and may continue to have serious negative consequences for our business and operating results. We believe that the economic slowdown is causing some current or potential customers to defer purchases, to go out of business or to have insufficient capital to buy or pay for our products. In response to the current economic conditions, many companies have reduced their budgets for information technology products and services, which could reduce or eliminate some potential sales of our products and services. In addition, some of our resellers and distributors are experiencing financial difficulties due to the uncertain economy, which affects our ability to sell to and collect money from those resellers and distributors.

We currently lease a number of excess, unused or under-used facilities that we are trying to sublet, and our lease commitments for some of these facilities will not expire for several years. Although we have found sublessees for some of these facilities, the monthly rent we receive from the sublessees is usually significantly less than the monthly rent we owe to the landlords, which means that we are responsible for paying the difference.

Our stock price has been volatile and is likely to remain volatile. From June 30, 2003 through July 22, 2004 our stock price has ranged from a per share high of $21.32 to a low of $10.43. A number of factors may contribute to the volatility of our stock price, including:

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

If the market for e-security solutions does not continue to grow, then demand for our products may decrease. Demand for our products depends on, among other things:

•	the perceived ability of our products to address real customer problems;

•	the perceived quality, price, availability and interoperability of our products as compared to our competitors’ products;

•	the market’s perception of how easy or difficult it is to deploy our products, especially in complex, heterogeneous network environments;

•	the continued evolution of electronic commerce as a viable means of conducting business;

•	market acceptance and use of new technologies and standards;

•	the ability of network infrastructures to support an increasing number of users and services;

•	the public’s perception of the need for secure electronic commerce and communications over both wired and wireless computer networks;

•	the U.S. government’s continued focus on e-security as a means to counteract terrorism and other hostile acts;

•	the pace of technological change and our ability to keep up with these changes;

•	the market’s perception of our products’ ability to address the e-security aspects of various laws; and

•	general economic conditions, which, among other things, influence how much money our customers and potential customers are willing to allocate to their information technology budgets.

Unless we keep up with the ongoing changes in e-security technology, such as our competitors’ introduction of new products, the development of new standards and changes in our customers’ requirements, our products could become obsolete and difficult to sell. Our future success will depend in part upon our ability to enhance our existing products and to introduce new, competitively priced products and solutions with features that meet changing market requirements, all in a timely and cost-effective manner. A number of factors, including the following, could have a negative impact on the success of our products:

•	quality, reliability or security failures, which could result in product returns, delays in collecting accounts receivable, unexpected service or warranty expenses, reduced orders and a decline in our competitive position;

•	delays or difficulties in product development;

•	our competitors’ introduction of new products ahead of our new products, or their introduction of superior or cheaper products;

•	the availability of free, unpatented implementations of encryption algorithms and security protocols;

•	the market’s failure to accept new technologies, including smart cards, enterprise strong authentication, Web access management, digital certificates and public and private key management;

•	our failure to include features in our products, or obtain industry and governmental certifications, that our customers or U.S. or foreign government regulators may require;

•	our failure to anticipate changes in customers’ requirements; and

•	the implementation of industry or government standards that are inconsistent with the technology embodied in our products.

We occasionally need to purchase or license technology from third parties in order to introduce new products or enhance our existing products. We may not be able to find businesses that have the technology we need and, if we find such businesses, may not be able to purchase or license the technology on commercially favorable terms or at all.

Transactions for some of our products, especially our Web access management products, often involve large expenditures by our customers. The sales cycles for these transactions can be long and unpredictable due to a number of uncertainties such as:

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

If we fail to remain competitive, then we could lose market share for our established products or fail to gain market share for our less mature products. A number of competitive factors could cause us to lose potential sales or to sell our products at lower prices or at reduced margins, including, among others:

•	Some of our competitors offer e-security products with features and functionality that our products do not currently offer or at a lower price than we offer.

•	Some computer and software companies that have not traditionally offered e-security products are now offering free or low-cost e-security products and functionality bundled with their own computer and software products.

•	Some of our current and potential competitors have greater financial, marketing and technical resources than we do, allowing them to leverage an installed customer base, adapt more quickly to new technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can.

•	Our issued U.S. patents expire at various dates ranging from 2005 to 2018. When each of our patents expires, competitors may develop and sell products based on the same or similar technologies as those covered by the expired patent.

•	The expiration of some of our patents has also permitted the use and distribution of “freeware,” free versions of some of our technology, and we believe that some potential customers may be choosing to use freeware instead of buying our products.

•	Many companies have reduced their information technology budgets due to the current economic conditions, which could make competition more intense because we are competing for fewer customer dollars.

International sales accounted for more than 40% of our total revenue in each of the years ended December 31, 2003, 2002 and 2001 and in the six months ended June 30, 2004. There are certain risks inherent in doing business internationally, including:

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

During October and November 2001, we issued 7% convertible subordinated debentures with an aggregate principal amount of $80.0 million, together with warrants to purchase an aggregate of 873,045 shares of our common stock. Interest is payable in cash semi-annually on January 1 and July 1, at a fixed rate of 7% per annum, and the debt matures in October 17, 2004. We have no interest rate exposure with respect to these debentures.

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as our business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposures to fluctuations in foreign currency exchange rates related to sales and operating expenses denominated in local currencies. The operations of our foreign subsidiary in Ireland are measured using the U.S. dollar as its functional currency, while all of our other foreign branches and subsidiaries operations are measured using the local currencies as the functional currencies. Our sales to our customers in countries outside of the United States are primarily denominated in U.S. dollars. When we do invoice customers in a non U.S. dollar currency, we are exposed to foreign exchange fluctuations from the time of invoice until collection occurs. For countries outside of the United States, we generally pay our operating expenses in local currency. In Ireland, where we invoice our customers in U.S. dollars, we pay our operating expenses in local currencies. Accordingly, fluctuations in the Euro relative to the U.S. dollar are reflected directly in our income statement. We are also exposed to foreign currency rate fluctuations between the time we collect in U.S. dollars and the time we pay our operating expenses in local currency. Fluctuations in foreign currency exchange rates could affect the profitability and cash flows in U.S. dollars of our products sold in international markets.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2004. Based on this evaluation, our CEO and CFO concluded that, as of June, 30 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to RSA Security, including its consolidated subsidiaries, is made known to our CEO and CFO by others within RSA Security, particularly during the period in which this Report was being prepared, and (2) effective, in that they provide reasonable assurance that information that we are required to disclose in the reports we file under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act) occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On or about February 2, 2001, Leon Stambler filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., First Data Corporation, Openwave Systems Inc., and Omnisky Corporation, Case Number 01-0065. In his complaint, Mr. Stambler alleged that certain products marketed by each of the defendants infringed various patents that he owns, and he sought unspecified damages as well as a preliminary and permanent injunction enjoining the defendants from infringing the claims asserted. The trial took place in March 2003, and the jury determined that our products did not infringe Mr. Stambler’s patents. On April 17, 2003, the court entered final judgment in our favor on all claims of non-infringement. On or about December 8, 2003, Mr. Stambler filed a notice of appeal to the United States Court of Appeals. We are vigorously defending the appeal. We believe that the final disposition of this matter will not have a material adverse effect on our continuing operations and consolidated financial position.

On or about December 20, 2001, France Telecom and Telediffusion de France (“FT”) filed a Request for Arbitration with the International Court of Arbitration. FT claimed that we breached a license agreement with FT and sought unspecified damages including a payment in excess of $110,000 plus the legal fees and other costs associated with the arbitration. The arbitration took place in June 2003. On March 27, 2004, the arbitrator ruled in our favor, denying all of FT’s claims, and ordered FT to pay us approximately $1,639 in reimbursement of our legal fees and other expenses associated with the arbitration. Due to FT’s many procedural objections, we believed that FT might contest the ruling. To eliminate this uncertainty, in April 2004, we requested that FT confirm to us in writing that they intended to comply with the arbitrator’s ruling. On April 15, 2004, FT confirmed to us in writing that it would accept the arbitrator’s ruling. In April, we received the cash payment, and we recorded this $1,639 receipt in general and administrative expenses for the three and six months ended June 30, 2004.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In the fourth quarter of 2001, we issued to several institutional investors 7% convertible subordinated debentures due October 17, 2004 with an aggregate principal amount of $80.0 million, together with warrants to purchase an aggregate of 873,045 shares of our common stock. At any time and at their option, each holder may convert any outstanding debentures into our common stock at a conversion price of $13.745 per share. In June 2004, a holder of a debenture with a principal amount of $10.0 million converted the full amount of this debenture into shares of our common stock in three tranches over the course of two weeks: The holder converted $2.0 million of its debenture on June 2, 2004, $4.0 million of the debenture on June 8, 2004 and the remaining $4.0 million of the debenture on June 14, 2004. These conversions resulted in the issuance of an aggregate of 727,537 shares of our common stock and the cancellation of the holder’s debenture. We received no additional payment in connection with the conversions.

The issuance of our common stock upon conversion of the debenture was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The original issuance of the debenture was privately negotiated, and the holder was an accredited investor and qualified institutional buyer. We made no public offering or public solicitation in the placement of the debentures or warrants or in the issuance of the common stock upon conversion.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 27, 2004, our stockholders took the actions listed below. There were 61,753,508 shares of our common stock issued, outstanding and eligible to vote at the record date of April 5, 2004. The results of the voting for each matter are set forth below; there were no broker non-votes for any of the matters.

Our stockholders elected Gloria C. Larson, Joseph B. Lassiter, III and Charles R. Stuckey, Jr. as Class I Directors to serve for the next three years until the 2007 annual meeting of stockholders. The other members of our Board of Directors whose terms of office continued after the Annual Meeting were Robert P. Badavas, Arthur W. Coviello, Jr., Richard A. DeMillo, Richard L. Earnest, Taher Elgamal and James K. Sims. The results of the voting were as follows:

Director:	Votes For:	Votes Withheld:
Gloria C. Larson	53,447,600	823,307
Joseph B. Lassiter, III	51,068,443	3,202,464
Charles R. Stuckey, Jr.	53,424,272	846,635

Our stockholders ratified the appointment of Deloitte & Touche LLP as our independent auditors for the year ending December 31, 2004. The results of the voting were as follows:

Votes For:	Votes Against:	Abstentions:
53,709,634	536,928	24,345

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

See the Exhibit Index attached to this Report.

b) Reports on Form 8-K:

On April 22, 2004, we filed a Current Report on Form 8-K announcing our financial results for the first quarter ended March 31, 2004.

On April 26, 2004, we furnished a Current Report on Form 8-K containing our presentation entitled Inspiring Confidence in e-Business dated April 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSA SECURITY INC.

/s/ JEFFREY D. GLIDDEN

Jeffrey D. Glidden
Senior Vice President, Finance and Operations,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: August 5, 2004

EXHIBIT INDEX

ITEM	DESCRIPTION

10.1	Agreement of Sublease, dated as of May 4, 2004, between RSA Security and Empirix Inc.

10.2	Agreement of Sublease, dated as of March 31, 2004 between RSA Security and iPhrase Technologies, Inc.

31.1	Certification of our CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of our CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of our CEO and CFO pursuant to 18 U.S.C. §1350.

99.1	Trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by William L. McQuaide on April 27, 2004.

99.2	Trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Charles R. Stuckey, Jr. on May 27, 2004.