Form 10-Q
period 2004-09-30
RSA SECURITY INC/DE/
filed 2004-11-05
CIK 932064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

As of November 1, 2004, there were outstanding 69,544,913 shares of the Registrant’s Common Stock, $0.01 par value per share.

RSA SECURITY INC.
FORM 10-Q
For the Quarter Ended September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$158,022	$207,323
Marketable securities	97,974	—
Accounts receivable (less allowance for doubtful accounts of $1,751 in 2004 and $1,849 in 2003)	41,417	34,085
Inventory	3,617	4,011
Prepaid expenses and other assets	7,188	6,641
Refundable income taxes	3,146	11,062
Deferred taxes	3,273	2,942

Total current assets	314,637	266,064

Property and equipment, net	67,710	68,149
Other assets
Goodwill	189,260	189,260
Other	5,106	6,879

Total other assets	194,366	196,139

Total assets	$576,713	$530,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Convertible debentures	$69,966	$78,877
Accounts payable	7,720	8,021
Accrued payroll and related benefits	15,908	16,246
Accrued expenses and other liabilities	17,469	19,730
Current portion of accrued restructurings	6,879	9,043
Income taxes accrued and payable	27,795	29,128
Deferred revenue	42,526	34,625

Total current liabilities	188,263	195,670

Deferred taxes, long-term	7,046	7,046
Accrued restructurings, long-term	15,080	18,861

Total liabilities	210,389	221,577

Commitments and Contingencies
Stockholders’ equity
Common stock, $0.01 par value; authorized, 300,000,000 shares; issued, 64,307,779 and 62,144,158 shares in 2004 and 2003, respectively; outstanding, 64,257,779 and 60,870,590 shares in 2004 and 2003, respectively	643	621
Additional paid-in capital	23,448	—
Retained earnings	341,533	359,730
Treasury stock, at cost; 50,000 and 1,273,568 shares in 2004 and 2003, respectively	(911)	(53,852)
Accumulated other comprehensive income	1,611	2,276

Total stockholders’ equity	366,324	308,775

Total liabilities and stockholders’ equity	$576,713	$530,352

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue
Products	$57,776	$47,810	$169,430	$140,385
Maintenance and professional services	18,955	16,652	54,846	48,743

Total revenue	76,731	64,462	224,276	189,128

Cost of revenue
Products	7,983	7,744	24,047	23,431
Maintenance and professional services	5,843	5,194	17,068	15,710

Total cost of revenue	13,826	12,938	41,115	39,141

Gross profit	62,905	51,524	183,161	149,987

Costs and expenses
Research and development	15,934	13,632	46,120	39,548
Marketing and selling	26,946	23,345	80,169	69,389
General and administrative	8,388	7,976	22,556	25,901
Restructurings	—	—	1,601	—

Total	51,268	44,953	150,446	134,838

Income from operations	11,637	6,571	32,715	15,149
Interest expense and other	(935)	(1,790)	(3,903)	(5,510)
Income (loss) from investing activities	354	(74)	284	1,488

Income before provision for income taxes	11,056	4,707	29,096	11,127
Provision for income taxes	2,315	1,059	5,924	2,506

Net income	$8,741	$3,648	$23,172	$8,621

Basic earnings per share
Per share amount	$0.14	$0.06	$0.37	$0.15

Weighted average shares	63,857	59,248	62,467	58,213

Diluted earnings per share
Per share amount	$0.13	$0.06	$0.35	$0.14

Weighted average shares	63,857	59,248	62,467	58,213
Effect of dilutive equity instruments	3,970	3,838	4,272	3,173

Adjusted weighted average shares	67,827	63,086	66,739	61,386

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities
Net income	$23,172	$8,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,450	9,638
Tax benefit from exercise of stock options	5,944	6,780
Amortization of convertible debentures deferred financing costs	1,212	1,204
Non-cash warrant accretion	1,089	1,048
Gain on sale of investments	(390)	(1,508)
Decrease in Crosby Finance, LLC fair value	106	20
Deferred taxes	—	(14)
Increase (decrease) in cash from changes in:
Accounts receivable	(7,263)	6,482
Inventory	394	(1,633)
Prepaid expenses and other assets	(467)	2,038
Accounts payable	(283)	(365)
Accrued payroll and related benefits	(109)	1,114
Accrued expenses and other liabilities	(1,804)	(1,538)
Accrued restructurings	(5,945)	(7,514)
Refundable income taxes and income taxes accrued and payable	6,666	46,698
Deferred revenue	7,901	(3,313)

Net cash provided by operating activities	38,673	67,758

Cash flows from investing activities
Purchases of marketable securities	(98,408)	—
Purchases of property and equipment	(7,355)	(2,877)
Sale of investments	—	3,009
Acquisitions and related proceeds	—	3,370
Other	60	810

Net cash (used for) provided by investing activities	(105,703)	4,312

Cash flows from financing activities
Proceeds from exercise of stock options and purchase plans	20,009	16,491
Share repurchase	(911)	—

Net cash provided by financing activities	19,098	16,491

Effect of exchange rate changes on cash and cash equivalents	(1,369)	(408)

Net (decrease) increase in cash and cash equivalents	(49,301)	88,153
Cash and cash equivalents, beginning of period	207,323	103,030

Cash and cash equivalents, end of period	$158,022	$191,183

Supplemental disclosure of cash flow information:

Cash payments for income taxes were $1,137 and $1,181 for the nine months ended September 30, 2004 and 2003, respectively. Cash payments for interest expense were $5,673 and $5,699 for the nine months ended September 30, 2004 and 2003, respectively.

Supplemental disclosure of non-cash financing activities:

In June 2004, a holder of a convertible debenture with a principal amount of $10,000 converted the full amount of this debenture into shares of our common stock. These conversions resulted in the issuance of an aggregate of 727,537 shares of our common stock and the cancellation of the holder’s debenture. We made no principal payment in connection with the conversions. These conversions resulted in the increase of additional paid in capital of $9,993 and an increase in the value of our common stock of $7 for the nine months ending September 30, 2004.

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of RSA Security Inc. (“The Company”) and its wholly owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed for the year ended December 31, 2003.

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

Marketable Securities — Marketable securities are classified as “available for sale” and recorded at market value using the specific identification method. Unrealized gains and losses are included in accumulated other comprehensive income, net of tax effects. Realized gains or losses are determined based on the specific identified cost of the securities. Any unrealized losses that are considered to be “other than temporary” are charged immediately to the income statement. We believe that the clarification of “other than temporary” set forth in the Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” will have no current impact on our results of operations or financial position.

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

Allowance for Doubtful Accounts — We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, concentration levels, current economic trends, regional factors, other known factors, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Bad debt expense, if any, is included in marketing and selling expenses in the condensed consolidated statements of income. The allowance for doubtful accounts is included in accounts receivable in the condensed consolidated balance sheets and was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Balance, beginning of period	$1,785	$2,029	$1,849	$2,494
Write-offs	(80)	(227)	(284)	(1,299)
Recoveries of accounts previously written off	46	104	186	711

Balance, end of period	$1,751	$1,906	$1,751	$1,906

Allowance for Warranty Obligations — Our standard practice is to provide a warranty on all RSA SecurID hardware authenticators for the customer selected programmed life of the authenticator (generally two to five years) and to replace any defective authenticators (other than authenticators damaged by a user’s abuse or alteration) free of charge. We sell our other products to customers with a warranty for product defects for a specified period, generally ninety days. Reserves are provided for warranty expenses based upon historical experience and estimates of future liabilities. We provide reserves for warranty obligations based on historical failure and defective return rates and include these costs as a component of product cost of revenue. We reevaluate the estimate of warranty and defective return obligations, including the assumptions about estimated failure and return rates, each quarter.

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

Accrued warranty reserve obligation is included in accrued expenses and other liabilities in the condensed consolidated balance sheets and was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Balance, beginning of period	$2,769	$2,521	$3,877	$1,566
Provision for warranty expense	105	1,177	346	3,288
Deductions	(493)	(492)	(1,842)	(1,648)

Balance, end of period	$2,381	$3,206	$2,381	$3,206

Income Taxes — We provide for income taxes for interim periods based on the estimated effective tax rate for the full year. We record cumulative adjustments to tax provisions in the interim period in which a change in the estimated annual effective rate is determined.

Earnings Per Share — We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the effect of potential outstanding shares, including options and warrants, using the “treasury stock” method. Diluted loss per share excludes the effect of equity instruments including convertible debentures, options and warrants, when such instruments are antidilutive.

Equity instruments that were considered antidilutive and therefore were not included in the computation of diluted earnings per share include the following shares of our common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Employee stock options	4,330,406	6,490,898	4,532,406	5,388,827
Convertible debentures	5,092,761	5,820,298	5,520,787	5,820,298
Common stock warrants	—	873,045	—	873,045

Stock-Based Compensation Plans - We account for stock-based compensation cost using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation associated with stock awards to employees is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price an employee must pay to exercise the award. Under the fair value method, the impact of which is disclosed below, compensation associated with stock awards to employees is determined based on the estimated fair value of the award itself, measured using either current market data or the Black-Scholes option pricing model. The measurement date for employee awards for both the intrinsic and fair value methods is generally the date of grant.

Upon exercise of an award, net proceeds, including the tax benefits realized, if any, are credited to shareholders’ equity.

Stock-Based Compensation Plans Pro Forma Disclosure — Had we recognized compensation expense for our stock option and purchase plans based on the fair value for awards under our plans, pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income as reported	$8,741	$3,648	$23,172	$8,621
Less: stock based compensation expense determined under fair value method for all awards, net of related tax effects	(6,480)	(9,000)	(21,374)	(26,964)

Pro forma net income (loss)	$2,261	$(5,352)	$1,798	$(18,343)

Net income (loss) per share:
Basic earnings per share — as reported	$0.14	$0.06	$0.37	$0.15

Basic earnings (loss) per share — pro forma	$0.04	$(0.09)	$0.03	$(0.32)

Diluted earnings per share — as reported	$0.13	$0.06	$0.35	$0.14

Diluted earnings (loss) per share — pro forma	$0.03	$(0.09)	$0.03	$(0.32)

We estimated the fair values at the grant date used to compute pro forma net income (loss) and pro forma net income (loss) per share using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Stock Option Plans:
Risk-free interest rate	3.4%	2.4%	3.0%	2.5%
Expected life of option grants (years)	4.4	4.0	4.2	4.1
Expected volatility of underlying stock	79.0%	90.0%	79.0%	90.0%
Expected dividend payment rate	0.0%	0.0%	0.0%	0.0%
Expected forfeiture rate	7.5%	7.5%	7.5%	7.5%
Weighted average fair value of stock options granted	$11.46	$7.70	$10.70	$4.33
Employee Stock Purchase Plan:
Risk-free interest rate	1.0%	1.2%	1.0%	1.2%
Expected life of option grants (years)	0.5	0.5	0.5	0.5
Expected volatility of underlying stock	40.0%	112.0%	61.0%	112.0%
Expected dividend payment rate	0.0%	0.0%	0.0%	0.0%
Weighted average fair value of purchase rights granted	$3.99	$2.41	$3.33	$2.41

Share Repurchase Authorization — We announced in September 2004 that our Board of Directors authorized the repurchase of up to 6,700,000 shares of our common stock during 2004 and 2005. We may make repurchases in the open market or through negotiated transactions from time to time depending on market conditions. We have repurchased an aggregate of 50,000 shares for $911 as of September 30, 2004, which are reflected as treasury stock on the condensed consolidated balance sheet.

2. Investments and Financial Instruments

Our marketable securities were as follows:

	September 30, 2004
		Net
		Unrealized
	Cost Basis	Losses	Recorded Basis
Debt securities recorded at market, maturing
Within one year	$33,810	$(93)	$33,717
Between 1 and 15 years	64,319	(62)	64,257

Total marketable securities	$98,129	$(155)	$97,974

Income (loss) from investing activities includes the following gains (losses):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Gain on sale of investments	$390	—	$390	$1,508
Decrease in fair value of Crosby Finance, LLC	(36)	$(74)	(106)	(20)

Total income (loss) from investing activities	$354	$(74)	$284	$1,488

We hold a 99% interest in Crosby Finance, LLC, a bankruptcy-remote, qualified special purpose entity, established specifically to securitize shares of VeriSign, Inc. (“VeriSign”) common stock. At September 30, 2004, Crosby held 2,027,325 shares of VeriSign common stock and a variable delivery forward contract (“VDF”). The VDF contract entitles Crosby to receive cash proceeds of up to $35,336 if the market price per share of VeriSign common stock on January 3, 2006 is at least $87.16. The closing price of VeriSign’s common stock on The NASDAQ National Market on September 30, 2004 was $19.88 per share.

The carrying amount of our 99% interest in Crosby was $102 and $208 at September 30, 2004 and December 31, 2003, respectively, and is included in other assets on the condensed consolidated balance sheets. We are carrying our interest at fair value with all changes in fair value reported in income (loss) from investing activities in the condensed consolidated statements of income. We determine the fair value of our interest in Crosby based on the fair value of Crosby’s right to potentially receive additional cash proceeds upon maturity of the VDF.

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

In June 2004, a holder of a debenture with a principal amount of $10,000 converted the full amount of this debenture into shares of our common stock. These conversions resulted in the issuance of an aggregate of 727,537 shares of our common stock and the cancellation of the holder’s debenture. We made no principal payment in connection with the conversions. After these conversions the remaining aggregate principal amount of the 7% convertible debentures was $70,000.

The remaining debentures were scheduled to mature on October 17, 2004, unless redeemed earlier by us or converted into shares of our common stock at the holder’s option. In October 2004, the holders of our outstanding 7% convertible debentures converted the full amount of the debentures in several tranches over the course of two weeks: $750 of the debentures were converted on October 5, 2004, $50,500 of the debentures were converted on October 13, 2004, and the remaining $18,750 of the debentures were converted on October 15,

2004. These conversions resulted in the issuance of an aggregate of 5,092,760 shares of our common stock and the cancellation of all of our outstanding 7% convertible subordinated debentures. We made no principal payment in connection with any of the conversions.

4. Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$8,741	$3,648	$23,172	$8,621
Unrealized gain (loss) on marketable securities, net of tax	187	—	(101)	—
Foreign currency translation adjustments	64	265	(565)	882

Comprehensive income	$8,992	$3,913	$22,506	$9,503

The tax benefit (provision) of unrealized holding gains (losses) on marketable securities were $(101) and $56 for the three and nine months ended September 30, 2004.

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

In the second quarter of 2004, we recorded a charge of $1,601 related to revised estimates of facility exit costs. We revised estimates of facility exit costs based upon the terms of finalized subleases obtained and associated costs incurred during the second quarter of 2004.

Restructuring charges accrued and unpaid at September 30, 2004 were as follows:

		Severance
	Facility Exit Costs	Costs	Total
Balance at January 1, 2004	$27,654	$250	$27,904
Revisions of previously recorded restructuring charges	1,601	—	1,601
Payments	(7,543)	(3)	(7,546)

Balance at September 30, 2004	$21,712	$247	$21,959

We expect to pay the remaining restructuring costs accrued at September 30, 2004 as follows:

Three months ending December 31, 2004	$2,104
Year ending December 31, 2005	6,036
Year ending December 31, 2006	4,847
Year ending December 31, 2007	4,491
Year ending December 31, 2008	2,960
Year ending December 31, 2009	1,521

6. Segments

We have one reportable segment, e-Security Solutions. The operations of the e-Security Solutions segment consist of the sale of software licenses, hardware, maintenance and professional services through two product groups, Enterprise solutions and Developer solutions. Enterprise solutions include sales of RSA SecurID® authenticators, RSA® Authentication Manager (formerly known as

RSA ACE/Server®) software, RSA Keon® software, RSA ClearTrust® software, and maintenance and professional services associated with these products. Developer solutions include sales of RSA BSAFE® encryption software and protocol products, RSA Keon components, and maintenance and professional services associated with these products. The segment was determined primarily by how management views and evaluates our operations.

Our operations are conducted throughout the world. Operations in the United States represent approximately 56% of total revenue. Our operations in other countries have been grouped by regional area below. The following tables present information about e-Security Solutions revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Product and service groups
Enterprise solutions	$70,542	$57,114	$205,885	$170,861
Developer solutions	6,189	7,348	18,391	18,267

	$76,731	$64,462	$224,276	$189,128

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Geographic areas
United States	$42,942	$37,581	$125,968	$112,952
Europe and other	23,977	18,918	72,634	57,079
Asia Pacific	9,812	7,963	25,674	19,097

	$76,731	$64,462	$224,276	$189,128

Except for Tech Data Corporation, one of our distributors, no single customer accounted for more than 10% of our total revenue for the three and nine months ended September 30, 2004 and 2003. Revenue from Tech Data Corporation accounted for 10% and 11% of our total revenue for the three and nine months ended September 30, 2004, respectively. During 2003, Tech Data Corporation merged with Azlan Group Plc (also a distributor). Had this merger been completed as of January 1, 2003, revenue from the combined entity, on a pro forma basis, would have accounted for 9% and 11% of our total revenue for the three months and nine months ended September 30, 2003, respectively.

The tables below present information about our long- lived assets by region:

	At September 30, 2004
			Europe and
	Total	United States	Other	Asia Pacific
Property and equipment, net	$67,710	$35,408	$29,826	$2,476
Goodwill	189,260	189,260	—	—
Other assets	5,106	3,959	49	1,098

	At December 31, 2003
			Europe and
	Total	United States	Other	Asia Pacific
Property and equipment, net	$68,149	$35,104	$29,852	$3,193
Goodwill	189,260	189,260	—	—
Other assets	6,879	5,278	67	1,534

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

On or about April 15, 2004, Ursus, Inc., a former reseller of our products, filed a complaint against us in U.S. District Court for the Eastern District of Pennsylvania, alleging that we had violated the U.S. Clayton Act, tortiously interfered with Ursus’ contractual relationships and disseminated false and defamatory statements about Ursus. In its complaint, Ursus seeks unspecified damages, but on or about August 10, 2004, Ursus’ legal counsel sent us a confidential demand letter providing more specificity. On September 30, 2004, the court scheduled a mediation conference for the parties, which conference is expected to take place in November 2004. We are vigorously defending this lawsuit and believe that Ursus’ claims are without merit. We believe that the final disposition of this matter will not have a material adverse effect on our continuing operations and consolidated financial position.

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

Overview

RSA Security Inc. helps organizations protect private information and manage the identities of people and applications accessing and exchanging that information. With thousands of customers around the globe, our portfolio of solutions — including identity and access management, secure mobile and remote access, secure enterprise access, secure transactions and consumer identity protection — are all designed to provide seamless e-security. We sell our two-factor user authentication, certificate processing, Web access management and encryption products and solutions to corporate enterprise users seeking turnkey security solutions, and to original equipment manufacturers, developers and corporate enterprise users seeking software development components for embedding security in a range of software applications or hardware devices.

We derive our operating revenue primarily from two distinct product groups: Enterprise solutions, which includes RSA SecurID® authenticators, RSA® Authentication Manager (formerly known as RSA ACE/Server®) software, RSA ClearTrust® software, RSA Keon® software, and maintenance and professional services associated with those products; and Developer solutions, which includes RSA BSAFE® encryption software and protocol products, RSA Keon components, and maintenance and professional services associated with those products.

We believe sales of our products will be driven by the trend towards Web-enabling of existing applications and of enterprises permitting secure and efficient access to internal resources whether remotely or within the enterprise. Sales of our RSA SecurID authenticator products continue to generate substantial revenue for us, while our less mature Enterprise software products are building revenue. We believe the availability of free, “open source” products that compete with our RSA BSAFE product line continue to put pressure on our Developer solutions revenue. We believe our product line synergies and the strength of our customer base create opportunities to sell additional products to existing customers. However, we have observed that information technology budgets remain constrained, which has had and could continue to have a direct effect on the sale of our products.

We continue to explore opportunities to sell our products into new markets, and we are currently focusing on two new market opportunities. First, although most of our customers continue to use our products to authenticate users accessing electronic resources remotely, from outside the enterprise, with the launch of our RSA SecurID for Microsoft Windows solution, some of our customers are using our products to authenticate users within the enterprise. Second, although the majority of our customers utilize our products to secure and to manage network and application access for their employees and partners, we have recently seen increased sales to customers, including internet service providers and financial institutions, who are also using our products to secure and manage access for their customers, including consumer customers. Today we see interest in consumer authentication broadening to many more types of consumer-facing applications, which we believe is driven by concerns about identity theft and privacy, and the desire to comply with information protection regulations. While still early, we believe that these expanded markets have the potential to generate incremental demand for our products.

Our Enterprise solutions customers typically place an initial order for a limited number of users, for either our RSA SecurID authenticators or any of our software products, and deploy additional authenticators or software licenses as their need for our products within their enterprise increases. Authenticators have a programmed life of two to five years, and as they expire, our customers typically place additional orders for replacement authenticators. We typically base our RSA Authentication Manager, RSA Keon and RSA ClearTrust software license fees on the number of users authorized under each customer’s license. In most cases, customers will also enter into an annual customer support agreement for their software license at the time of initial purchase and renew this support agreement annually. Our support agreement entitles our customers to license software upgrades and telephone support.

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

We distribute our products through direct sales to end user customers, and through indirect sales, including sales to resellers and distributors that we ship directly to the end user customer and sales to distributors for stocking purposes. For the three months ended September 30, 2004, approximately 57% of our revenue was from sales to distributors shipped directly to the end user and resellers, approximately 35% of our revenue was from direct sales to end user customers, and approximately 8% of our revenue was from sales to stocking distributors. Our stocking distributors provide us with inventory level and point of sale reports on a monthly basis. Based upon these reports, we estimate that our stocking distributors typically hold approximately four weeks of inventory on hand in the distribution channel. Generally our arrangements with our distributors and resellers are non-exclusive. We currently have arrangements with more than 1,000 distributors and resellers and are constantly seeking to expand our distributor and reseller program in terms of number of participants and volume of sales.

Our direct sales to our customers in countries outside of the United States are denominated in either U.S. dollars or local currency, with the majority of our sales denominated in U.S. dollars. Our sales through indirect distribution channels are generally denominated in U.S. dollars. Our operations outside the United States generally pay operating expenses in local currency. Where we do invoice customers in local currency, we are exposed to foreign exchange rate fluctuations from the time of invoice until collection occurs. We are also exposed to foreign currency fluctuations between the time we collect in U.S. dollars and the time we pay our operating expenses in local currency. Fluctuations in currency exchange rates could affect the profitability and cash flows in U.S. dollars of our products sold in international markets.

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

When arrangements contain multiple elements and vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we recognize revenue for the delivered elements using the residual method. We base our determination of VSOE of fair value of each of the undelivered elements in multi-element arrangements on either the price we charge when the same element is sold separately or the price established by the members of our management, who have the relevant authority to set prices for an element not yet sold separately. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, we defer revenue for the delivered and undelivered elements until VSOE of fair value exists or all elements have been delivered.

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

Allowance for Doubtful Accounts - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, concentration levels, current economic trends, regional factors, other known factors, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on our financial position and results of operations. We record recoveries of accounts previously written off as uncollectible as increases to the allowance for doubtful accounts.

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

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. As of September 30, 2004 we have a valuation allowance of $25.4 million due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of acquisition related net operating losses carried forward. We base the valuation allowance on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. If actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our consolidated financial position and results of operations.

Valuation of Goodwill and Other Intangible Assets - In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future cash flows and earnings and other factors used to determine the fair value of the respective assets. We will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. We generally determine fair value based on estimated discounted future cash flows. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. Any such impairment charge could be significant and could have a material adverse effect on our consolidated financial position and results of operations. We perform an annual test for impairment of our goodwill as of November 30 of each year, and if events or circumstances occur that would more likely than not reduce the fair value of the goodwill below its carrying amount, will perform an interim impairment test. We completed the required annual goodwill impairment test as of November 30, 2003, by comparing the carrying amount of the enterprise to the estimated fair value of the enterprise. Estimated fair value of the enterprise was determined based upon the market multiple valuation method, which requires that we utilize estimates of future cash flows, revenue and earnings. As of November 30, 2003, the fair value of the enterprise was greater than the carrying amount of the enterprise. Therefore, our annual goodwill impairment test performed as of November 30, 2003 did not result in an impairment of our goodwill. No events have occurred since November 2003 that would suggest that an impairment of our intangibles assets exists. At September 30, 2004, we had approximately $189.3 million of goodwill, which accounted for approximately 33% of our total assets. Any future adverse event could cause our intangible assets to become impaired which would result in a decrease to the carrying value of our intangible assets and could have a material effect on our results of operations and consolidated financial position.

Restructurings-During 2002 and 2001, we initiated consolidation of certain operations in order to enhance operational efficiency and reduce expenses, and recorded significant restructuring charges in connection with these actions. Restructuring charges totaled $56.0 million in 2002 and $20.0 million in 2001. These restructuring charges and our continued analysis of our facilities require us to make estimates based upon real estate market conditions, rental rates, future corporate requirements, general economic conditions and future estimated cash flows. Included in the restructuring charges recorded in 2002 were facility exit costs of $44.0 million, which represented estimated shortfalls of sublease rental income compared to lease payments due through 2009 under certain exited facilities lease agreements, impaired leasehold improvements and furniture and fixtures, and other associated facilities expenses. We based our initial estimates related to anticipated sublease market rates for excess facilities on assumptions regarding the time period required to locate and contract with suitable subtenants and base these assumptions on market trend information analysis. During the second quarter of 2004 we recorded a charge of $1.6 million related to revised estimates of facility exit costs. We revised this estimate of facility exit costs based upon the terms of finalized subleases and associated costs obtained during the second quarter of 2004.

We continue to monitor and assess our facility obligations, real estate markets and our operating expenses. If the assumptions for the estimates used in our restructuring reserve change due to changes in the real estate and sublease markets, or due to the terms of sublease agreements that we have obtained, or the ability of our subtenants to meet their obligations the ultimate restructuring expenses for these facilities could vary by material amounts, and could cause us to record additional or revise previously recorded restructuring charges in future reporting periods which could have a material effect on our results of operations and consolidated financial position.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of our total revenue:

	Percentage of		Percentage of
	Total Revenue		Total Revenue
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue
Products	75.3%	74.2%	75.5%	74.2%
Maintenance and professional services	24.7	25.8	24.5	25.8

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue
Products	10.4	12.0	10.7	12.4
Maintenance and professional services	7.6	8.1	7.6	8.3

Total cost of revenue	18.0	20.1	18.3	20.7

Gross margin	82.0	79.9	81.7	79.3

Costs and expenses
Research and development	20.8	21.1	20.6	20.9
Marketing and selling	35.1	36.2	35.7	36.7
General and administrative	10.9	12.4	10.1	13.7
Restructurings	—	—	0.7	—

Total	66.8	69.7	67.1	71.3

Income from operations	15.2	10.2	14.6	8.0

Interest expense and other	(1.2)	(2.8)	(1.7)	(2.9)
Income (loss) from investing activities	0.4	(0.1)	0.1	0.8

Income before provision for income taxes	14.4	7.3	13.0	5.9
Provision for income taxes	3.0	1.6	2.7	1.3

Net income	11.4%	5.7%	10.3%	4.6%

Revenue

The following tables set forth the amount, percentage of total revenue and percentage increase of our revenue by product group, product type and product line:

	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2003		Percentage Increase
($ in millions)	Revenue	Percentage	Revenue	Percentage	(Decrease)
Product group:
Enterprise solutions	$70.5	91.9%	$57.1	88.5%	23.5%
Developer solutions	6.2	8.1%	7.4	11.5%	(16.2)%

Total	$76.7	100.0%	$64.5	100.0%	18.9%

Product type:
Authenticators	$38.7	50.5%	$31.6	49.0%	22.5%
Software products	19.1	24.9%	16.2	25.1%	17.9%
Maintenance and professional services	18.9	24.6%	16.7	25.9%	13.2%

Total	$76.7	100.0%	$64.5	100.0%	18.9%

Product line:
Authentication products	$65.3	85.1%	$54.3	84.2%	20.3%
Encryption products	5.9	7.7%	7.4	11.5%	(20.3)%
Web access management products	5.5	7.2%	2.8	4.3%	96.4%

Total	$76.7	100.0%	$64.5	100.0%	18.9%

	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2003		Percentage
($ in millions)	Revenue	Percentage	Revenue	Percentage	Increase
Product group:
Enterprise solutions	$205.9	91.8%	$170.8	90.3%	20.5%
Developer solutions	18.4	8.2%	18.3	9.7%	0.5%

Total	$224.3	100.0%	$189.1	100.0%	18.6%

Product type:
Authenticators	$112.2	50.0%	$93.9	49.7%	19.5%
Software products	57.2	25.5%	46.5	24.6%	23.0%
Maintenance and professional services	54.9	24.5%	48.7	25.7%	12.7%

Total	$224.3	100.0%	$189.1	100.0%	18.6%

Product line:
Authentication products	$190.7	85.0%	$161.6	85.5%	18.0%
Encryption products	18.1	8.1%	18.1	9.6%	0.0%
Web access management products	15.5	6.9%	9.4	4.9%	64.9%

Total	$224.3	100.0%	$189.1	100.0%	18.6%

The following tables set forth the amount, percentage of total revenue and percentage increase of revenue by region:

	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2003		Percentage
($ in millions)	Revenue	Percentage	Revenue	Percentage	Increase
United States	$42.9	56.0%	$37.6	58.3%	14.1%
Europe and other	24.0	31.2%	18.9	29.3%	27.0%
Asia Pacific	9.8	12.8%	8.0	12.4%	22.5%

Total	$76.7	100.0%	$64.5	100.0%	18.9%

	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2003		Percentage
($ in millions)	Revenue	Percentage	Revenue	Percentage	Increase
United States	$126.0	56.2%	$113.0	59.8%	11.5%
Europe and other	72.6	32.4%	57.0	30.1%	27.4%
Asia Pacific	25.7	11.4%	19.1	10.1%	34.6%

Total	$224.3	100.0%	$189.1	100.0%	18.6%

We believe the increase in our total revenue in the third quarter of 2004, as compared to the third quarter of 2003, was primarily attributable to businesses continuing the trend toward permitting remote access to internal resources and Web-enabling existing applications. We believe our identity and access management solutions promote our product synergies and enable us to generate additional revenue by selling additional products to existing customers. We also believe that as new, lower cost remote access technologies become available and as employment rates increase, we will benefit with increased total product revenue. We believe that governmental regulations regarding access and distribution of private information will also drive demand for our products. However, information technology budgets continue to be constrained, and the continued uncertainty in the economy and global affairs may affect revenue generated from the sales of our products in future quarters.

Our RSA SecurID authentication product line generates a substantial portion of our revenue. The below authenticator units sold and average selling prices do not include consumer authenticator shipments. Authenticator units sold to enterprise customers, in thousands of units, were as follows:

	Three Months Ended September 30,		Percentage
	2004	2003	Increase (Decrease)
Number of enterprise authenticator units sold	934	764	22.3%
Average selling price	$40.00	$41.41	(3.4)%

	Nine Months Ended September 30,		Percentage
	2004	2003	Increase (Decrease)
Number of enterprise authenticator units sold	2,692	2,207	22.0%
Average selling price	$40.64	$42.08	(3.4)%

The increase in number of units sold, partially offset by a decrease in the average selling price in the three months ended September 30, 2004 as compared to the comparable period in 2003, contributed to the increased revenue from our RSA SecurID authentication product line. The decrease in the average selling price can be attributed to expanded deployments by existing customers that benefit from volume discounts during the three months ended September 30, 2004 as compared to the comparable period in 2003. We continue to sell substantial amounts of product to small to mid size companies, which tend to have lower volume but higher unit pricing. We believe our RSA SecurID authentication products generate and will continue to generate substantial revenue.

We believe the increase in our total revenue can be attributed in part to the continued adoption of our authentication products by an increasing number of small and mid size businesses, as well as expanded deployments of our products by some of our existing larger customers.

We sell to a number of vertical markets, including the financial services and telecommunications vertical markets which continue to provide increased revenue for us. We believe our revenue from the healthcare and financial services markets will continue to increase due to required compliance with industry-specific privacy and security laws and standards.

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

The decrease in Developer solutions and encryption revenue during the three months ended September 30, 2004 as compared to the comparable period in 2003 was primarily due to a decline in sales in the technology vertical. We believe that Developer solutions revenue may benefit from companies’ needs to secure their transactions due to various regulatory requirements. We currently believe our Developer solutions revenue will represent 8% to 10% of total revenue over the next twelve months.

The increase in service revenue for the three months ended September 30, 2004, as compared to the comparable period in 2003 is primarily attributed to purchases by new customers coupled with a high rate of renewals of annual maintenance contracts related to sale of products in prior periods.

We believe that as the United States government proceeds with its agenda of increasing awareness and funding of cyber-security issues and focusing on homeland security, we may benefit with increased revenue. We believe the government sector of our business may increase in the future as government agencies seek e-security partners in order to execute their cyber-security agenda. However, revenue from the government sector of our business was consistent during the three months ended September 30, 2004 as compared to the comparable period in 2003.

Gross Profit

The following tables set forth the gross profit and gross margin for products and maintenance and professional services:

	Three Months Ended September 30,
	2004		2003
($ in millions)	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Products	$49.8	86.2%	$40.1	83.8%
Maintenance and professional services	13.1	69.2%	11.4	68.8%

Total	$62.9	82.0%	$51.5	79.9%

	Nine Months Ended September 30,
	2004		2003
($ in millions)	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Products	$145.4	85.8%	$117.0	83.3%
Maintenance and professional services	37.8	68.9%	33.0	67.8%

Total	$183.2	81.7%	$150.0	79.3%

The increase in total gross margin for the third quarter of 2004, as compared to the third quarter of 2003, was primarily a result of our efforts to reduce costs and improve operating efficiencies, and an increase in total revenue.

The increase in gross margin for products for the third quarter of 2004, as compared to the same period of 2003, was primarily attributable to an increase in software revenue year over year, which typically has higher margin than other products combined with a decrease of $1.0 million in our warranty obligation expense in the third quarter of 2004, as compared to the third quarter of 2003.

The increase in gross profit margin from maintenance and professional services in the third quarter of 2004, as compared to third quarter of 2003, was primarily attributable to increased maintenance revenue achieved on decreased customer support costs.

We expect to maintain total gross margins of between 80% and 82% during the next twelve months.

Research and Development

Total research and development expenses increased 16.9% in the third quarter of 2004 to $15.9 million from $13.6 million in the third quarter of 2003, and represented 20.8% and 21.1% of total revenue for the third quarter of 2004 and 2003, respectively. Total research and development expenses increased 16.6% in the first nine months of 2004 to $46.1 million from $39.5 million in the first nine months of 2003, and represented 20.6% and 20.9% of the total revenue for the first nine months of 2004 and 2003, respectively. The increase in research and development expenses of $2.3 million for the third quarter of 2004 as compared to the third quarter of 2003 resulted from increased payroll, overhead and consulting expenses associated with our continued allocation of resources towards investing in our future product offerings. We believe research and development expenditures will be approximately 19% to 21% of total revenue during the next twelve months.

Marketing and Selling

Total marketing and selling expenses increased 15.4% in the third quarter of 2004 to $26.9 million from $23.3 million in the third quarter of 2003, and represented 35.1% and 36.2% of total revenue for the third quarter of 2004 and 2003, respectively. Total marketing and selling expenses increased 15.5% in the first nine months of 2004 to $80.2 million from $69.4 million in the first nine months of 2003, and represented 35.7% and 36.7% of the total revenue for the first nine months of 2004 and 2003, respectively. For the third quarter of 2004, as compared to the third quarter of 2003, approximately $2.7 million of the increase in marketing and selling expenses was due to increased labor and overhead costs and approximately $0.9 million for commission expenses on increased revenue. We believe marketing and selling expenditures will be approximately 32% to 35% of total revenue during the next twelve months.

General and Administrative

Total general and administrative expenses increased 5.2% in the third quarter of 2004 to $8.4 million from $8.0 million in the third quarter of 2003, and represented 10.9% and 12.4% of total revenue for the third quarter of 2004 and 2003, respectively. Total general and administrative expenses decreased 12.9% in the first nine months of 2004 to $22.6 million from $25.9 million in the first nine months of 2003, and represented 10.1% and 13.7% of the total revenue for the first nine months of 2004 and 2003, respectively. The increase in general and administrative expenses of $0.4 million for the third quarter of 2004 as compared to the third quarter of 2003 was due to increased payroll and consulting fees of $1.3 million, partially offset by decreased legal expenses of approximately $0.6 million and decreased overhead expenses of $0.2 million. We believe general and administrative expenditures will be approximately 10% to 12% of total revenue during the next 12 months.

Restructurings

During 2002 and 2001, we evaluated and initiated restructuring actions in order to consolidate some of our operations, enhance operational efficiency and reduce expenses. These actions resulted in total restructuring charges of $56.0 million and $20.0 million for the years ended December 31, 2002 and 2001, respectively. We continue to monitor and assess the real estate market and our operating expenses. Based upon our ongoing assessments of our facility obligations and the rental real estate market we may have to record additional restructuring charges or revise previously recorded restructuring charges in future reporting periods.

Restructuring charges recorded during 2002 and 2001 consist of facility exit costs, costs associated with the sale and liquidation of our Swedish development operations, and severance and other costs associated with the reduction of employee headcount.

In the three months ended June 30, 2004, we recorded a restructuring charge of $1.6 million related to revised estimates of facility exit costs. We revised estimates of facility exit costs based upon the terms of finalized subleases obtained and associated costs incurred during the second quarter of 2004. There were no restructuring costs recorded in the three months ended September 30, 2004.

Restructuring charges accrued and unpaid at September 30, 2004 were as follows:

	Facility
	Exit	Severance
($ in millions)	Costs	Costs	Total
Balance at January 1, 2004	$27.7	$0.2	$27.9
Revisions of previously recorded restructuring charges	1.6	—	1.6
Payments	(7.6)	—	(7.6)

Balance at September 30, 2004	$21.7	$0.2	$21.9

We expect to pay the remaining restructuring costs accrued at September 30, 2004 as follows:

Three months ending December 31, 2004	$2.1
Year ending December 31, 2005	6.0
Year ending December 31, 2006	4.8
Year ending December 31, 2007	4.5
Year ending December 31, 2008	3.0
Year ending December 31, 2009	1.5

Interest Expense and Other

Interest expense and other includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2004	2003	2004	2003
Interest expense on 7% convertible debentures	$(1.2)	$(1.4)	$(4.0)	$(4.3)
Non cash amortization of deferred financing costs	(0.3)	(0.4)	(1.2)	(1.2)
Non cash accretion of warrant value	(0.4)	(0.3)	(1.1)	(1.0)
Interest income, net of expense and other	1.1	0.3	2.1	1.1
Gain (loss) from foreign currency translation	(0.1)	—	0.3	(0.1)

Total interest expense and other	$(0.9)	$(1.8)	$(3.9)	$(5.5)

Interest expense, non-cash amortization of deferred financing costs and non-cash accretion of warrant value included in interest expense and other were incurred in connection with our 7% convertible debentures, which we issued in October and November of 2001. The increase in interest income in the three and nine months ended September 30, 2004 as compared to the comparable periods in 2003 was primarily due to higher interest rates earned on higher average cash and marketable securities balances.

As we note in both the footnotes to our condensed consolidated financial statements and in liquidity and capital resources, in October, 2004 $70.0 million of our convertible debentures were converted to common stock. Accordingly, we will no longer be required to pay interest on a these debentures. In addition, the carrying value of the associated deferred financing costs and warrants have been fully amortized as of October 15, 2004.

Income (loss) from Investing Activities

Income (loss) from investing activities includes the following gains (losses):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2004	2003	2004	2003
Gain on sale of investments	$0.4	—	$0.4	$1.5
(Decrease) in fair value of Crosby Finance, LLC	—	$(0.1)	(0.1)	—

Total income (loss) from investing activities	$0.4	$(0.1)	$0.3	$1.5

We sold substantially all of our remaining private equity investments during 2003, received cash proceeds of $3.0 million and recognized a gain from the sales of $1.5 million during the first quarter of 2003.

Provision for Income Taxes

The provision for income taxes was $2.3 million during the third quarter of 2004 compared to a provision of $1.1 million during the third quarter of 2003. Our effective tax rate decreased to 20.9% for the third quarter of 2004 from 22.3% for the third quarter of 2003. We recorded a provision for income taxes of $5.9 million during the first nine months of 2004 compared to a provision of $2.5 million for the first nine months of 2003. For the first nine months of 2004 the decrease in our effective tax rate was primarily attributable to the increased profitability of our international operations where the effective tax rates are generally lower than the United States statutory rate.

Liquidity and Capital Resources

We had $158.0 million in cash and cash equivalents at September 30, 2004, consisting primarily of operating cash and short-term investments. This represents a decrease of $49.3 million in cash and cash equivalents during the nine months ended September 30, 2004. The major changes in cash during the nine months ended September 30, 2004 include cash provided by operations of $38.7 million, cash used for investing activities of $106.0 million and cash provided by financing activities of $19.1 million.

Cash used for investing activities of $106.0 million during the nine months of 2004 consisted primarily of $98.4 million of cash used for the purchase of marketable securities and $7.4 million of cash used for property and equipment purchases.

Cash provided by financing activities of $19.1 million during the first nine months of 2004 consisted primarily of proceeds from employee exercises and purchases under our stock option and employee stock purchase plans.

We have commitments for various operating leases worldwide that expire at various times through 2017 and that are shown below net of existing sublease agreements, excluding facility exit costs included in restructuring charges. The lease commitments of $133.2 million shown below include lease commitments of $15.2 million related to certain exited facilities that have not been reserved for in restructuring charges, which represents our estimated sublease income from these facilities from the end of the period reserved to the end of the lease term. Restructuring commitments shown below are primarily for facility exit costs of up to 63 months of minimum lease payments due under certain excess facilities lease agreements, net of related sublease agreements. The following are our contractual commitments associated with our lease obligations, restructurings and convertible debentures:

	Three
	Months Ending	Years Ending December 31,
	December					2009 and
(in millions)	31, 2004	2005	2006	2007	2008	thereafter	Total
Leases	$3.4	$14.3	$13.4	$14.0	$13.6	$74.5	$133.2
Convertible debt principal	70.0	—	—	—	—	—	70.0
Convertible debt interest	1.4	—	—	—	—	—	1.4
Restructurings	2.1	6.0	4.8	4.5	3.0	1.5	21.9

Total commitments	$76.9	$20.3	$18.2	$18.5	$16.6	$76.0	$226.5

During October and November 2001, we issued 7% convertible subordinated debentures with an aggregate principal amount of $80.0 million, together with warrants to purchase an aggregate of 873,045 shares of our common stock. In June 2004, a holder of a debenture with a principal amount of $10.0 million converted the full amount of this debenture into shares of our common stock, which conversions resulted in the issuance of an aggregate of 727,537 shares of our common stock and the cancellation of the holder’s debenture. After these conversions the remaining aggregate principal amount of the 7% convertible subordinated debentures was $70.0 million. In October 2004, the holders of the remaining outstanding convertible debentures converted the full amount of the debentures into shares of our common stock, which conversions resulted in the issuance of an aggregate of 5,092,760 shares of our common stock and the cancellation of all outstanding 7% convertible subordinated debentures. There were no cash outflows in connection with these conversions.

In connection with the conversions, we paid interest on the debentures in the aggregate amount of $1.4 million during October 2004. Now that the debentures have converted to common stock, we no longer have an obligation to pay any interest on the debentures in the future. The warrants to purchase an aggregate of 873,045 shares of our common stock that we issued in connection with the debentures remain outstanding; and expire on October 17, 2006.

The convertible debt listed in the table above was converted to equity in October, 2004. Accordingly, interest expense relative to this issuance will no longer be incurred.

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

We provide e-security solutions to various customers in diverse industries. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. Two significant distributors accounted for approximately 23% and 21% of our total accounts receivable as of September 30, 2004 and December 31, 2003, respectively.

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

Crosby Finance, LLC (“Crosby”) held approximately 2.0 million shares of VeriSign common stock and a variable delivery forward contract, or VDF, at September 30, 2004. The gain recorded for financial reporting purposes upon execution of the VDF contract in 2000 has not been recognized for tax purposes, and accordingly we recorded a $26.6 million deferred tax liability in 2000. This deferred tax liability will reverse upon maturity of the VDF contract in 2006 and the gain will be included in the calculation of our taxable income for 2006. The recognition of that gain would result in a tax liability to us and may require the payment of cash to settle such tax liability.

Our plans for future uses of cash may include additional acquisitions of other entities or technologies, additional purchases of property and equipment, and inventory. We anticipate capital expenditures for the remainder of 2004 will be approximately $2.0 million and will be primarily for purchases of property and equipment. We expect to fund our capital expenditures from cash on hand and cash generated from operations.

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

We currently lease a number of excess, unused or under-used facilities, and our lease commitments for some of these facilities will not expire for several years. Although we have found sublessees for some of these facilities, the monthly rent we receive from the sublessees is usually significantly less than the monthly rent we owe to the landlords, which means that we are responsible for paying the difference.

Our stock price has been volatile and is likely to remain volatile. From September 30, 2003 through October 25, 2004 our stock price has ranged from a per share high of $21.85 to a low of $11.65. A number of factors may contribute to the volatility of our stock price, including:

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

Unless we keep up with the ongoing changes in e-security technology, our products could become obsolete and difficult to sell. Our success depends in part upon our ability to enhance our existing products and to introduce new, competitively priced products and solutions with features that meet changing market requirements, all in a timely and cost-effective manner. A number of factors, including the following, could have a negative impact on the success of our products:

•	quality, reliability or security failures, which could result in product returns, delays in collecting accounts receivable, unexpected service or warranty expenses, reduced orders and a decline in our competitive position;

•	delays or difficulties in product development;

•	our competitors’ introduction of new products ahead of our new products, or their introduction of superior or cheaper products;

•	the availability of free, unpatented implementations of encryption algorithms and security protocols;

•	the market’s failure to accept new technologies, including connected authentication devices , smart cards, enterprise strong authentication, Web access management, digital certificates and public and private key management;

•	our failure to include features in our products, or obtain industry and governmental certifications, that our customers or U.S. or foreign government regulators may require;

•	our failure to anticipate changes in customers’ requirements; and

•	the implementation of industry or government standards that are inconsistent with the technology embodied in our products.

We may occasionally need to acquire other companies or purchase or license technology from third parties in order to introduce new products or enhance our existing products. We may not be able to find businesses that have the technology we need and, if we find such businesses, may not be able to purchase or license the technology on commercially favorable terms or at all. In addition, acquisitions are difficult to identify and complete for a number of reasons, including the cost of potential transactions, competition among prospective buyers and the need for regulatory approvals. In order to finance a potential transaction, we may need to raise additional funds by selling our stock or borrowing money. We may not be able to find financing on favorable terms, and the sale of our stock may result in the dilution of our existing stockholders.

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

International sales accounted for more than 40% of our total revenue in each of the years ended December 31, 2003, 2002 and 2001 and in the nine months ended September 30, 2004. There are certain risks inherent in doing business internationally, including:

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

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as our business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposures to fluctuations in foreign currency exchange rates related to sales and operating expenses denominated in local currencies. The operations of our foreign subsidiary in Ireland are measured using the U.S. dollar as its functional currency, while all of our other foreign branches and subsidiaries operations are measured using the local currencies as the functional currencies. Our sales to our customers in countries outside of the United States are primarily denominated in U.S. dollars. When we do invoice customers in a non U.S. dollar currency, we are exposed to foreign exchange fluctuations from the time of invoice until collection occurs. For countries outside of the United States we generally pay our operating expenses in local currency. In Ireland, where we invoice our customers in U.S. dollars, we pay our operating expenses in local currencies. Accordingly, fluctuations in the Euro relative to the U.S. dollar are reflected directly in our income statement. We are also exposed to foreign currency rate fluctuations between the time we collect in U.S. dollars and the time we pay our operating expenses in local currency. Fluctuations in foreign currency exchange rates could affect the profitability and cash flows in U.S. dollars of our products sold in international markets.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2004. Based on this evaluation, our CEO and CFO concluded that, as of September, 30 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to RSA Security, including its consolidated subsidiaries, is made known to our CEO and CFO by others within RSA Security, particularly during the period in which this Report was being prepared, and (2) effective, in that they provide reasonable assurance that information that we are required to disclose in the reports we file under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act) occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On or about December 20, 2001, France Telecom and Telediffusion de France (“FT”) filed a Request for Arbitration with the International Court of Arbitration. FT claimed that we breached a license agreement with FT and sought unspecified damages including a payment in excess of $110,000 plus the legal fees and other costs associated with the arbitration. The arbitration took place in June 2003. On March 27, 2004, the arbitrator ruled in our favor, denying all of FT’s claims, and ordered FT to pay us approximately $1,639 in reimbursement of our legal fees and other expenses associated with the arbitration. Due to FT’s many procedural objections, we believed that FT might contest the ruling. To eliminate this uncertainty, in April 2004, we requested that FT confirm to us in writing that they intended to comply with the arbitrator’s ruling. On April 15, 2004, FT confirmed to us in writing that it would accept the arbitrator's ruling. In April, we received the cash payment, and we recorded this $1,639 receipt in general and administrative expenses for the three and six months ended June 30, 2004.

In a related matter, FT had also filed a patent infringement suit in Delaware against Novell, Inc., one of our licensees. On or about April 22, 2004, the court dismissed the case at the joint request of FT and Novell.

On or about April 15, 2004, Ursus, Inc., a former reseller of our products, filed a complaint against us in U.S. District Court for the Eastern District of Pennsylvania, alleging that we had violated the U.S. Clayton Act, tortiously interfered with Ursus’ contractual relationships and disseminated false and defamatory statements about Ursus. In its complaint, Ursus seeks unspecified damages, but on or about August 10, 2004, Ursus’ legal counsel sent us a confidential demand letter providing more specificity. On September 30, 2004, the court scheduled a mediation conference for the parties, which conference is expected to take place in November 2004. We are vigorously defending this lawsuit and believe that Ursus’ claims are without merit. We believe that the final disposition of this matter will not have a material adverse effect on our continuing operations and consolidated financial position.

From time to time, we have been named as a defendant in other legal actions arising from our normal business activities, which we believe will not have a material adverse effect on us or our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 3, 2004, we announced that our Board of Directors had authorized us to repurchase up to 6,700,000 shares of our common stock through December 31, 2005. The table below contains information about our activities under this common stock repurchase program.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	per Share	Announced Program	the Program
September 3-30, 2004	50,000	$18.19	50,000	6,650,000

Item 6. Exhibits

See the Exhibit Index attached to this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSA SECURITY INC. /s/ JEFFREY D. GLIDDEN Jeffrey D. Glidden Senior Vice President, Finance and Operations, Chief Financial Officer and Treasurer (Principal Financial Officer)
Dated: November 5, 2004

EXHIBIT INDEX

ITEM	DESCRIPTION
31.1	Certification of our CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of our CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of our CEO and CFO pursuant to 18 U.S.C. §1350.

99.1	Trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Margaret K. Seif on August 12, 2004.