Form 10-K
period 2004-12-31
RSA SECURITY INC/DE/
filed 2005-03-14
CIK 932064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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
Common Stock, $.01 Par Value
Common Stock Purchase Rights
(Title of class)
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑         No ☐
      There were 71,405,014 shares of common stock outstanding as of February 28, 2005.
      As of June 30, 2004, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was $1,297,565,236 based on the last reported sale price of the registrant’s common stock on The NASDAQ National Market as of the close of business on that date.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Incorporated

Portions of the Registrant’s Proxy Statement	Items 10, 11, 12, 13 & 14 of Part III
for the 2005 Annual Meeting of Stockholders
      We make statements in this Report that are forward looking, that is, statements that are not historical facts but convey projections about the future. For example, statements containing the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “may,” “projects,” “will,” “would,” and similar expressions may be forward-looking statements. However, we caution investors not to place undue reliance on any forward-looking statements in this Report because these statements speak only as of the date when made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including without limitation, the factors set forth in this Report under the caption “Certain Factors That May Affect Future Results.”
      RSA Security, RSA, Keon, ClearTrust, SecurID, BSAFE, ACE/ Server, Confidence Inspired, The Most Trusted Name in e-Security and RSA Secured are either registered trademarks or trademarks of RSA Security Inc. in the United States and/or other countries. All other trademarks or trade names referred to in this Report are the property of their respective owners.

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
ITEM 9A. CONTROLS AND PROCEDURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF RSA SECURITY
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX
EX-10.22 Tenth Amendment to Progress Software Application Partner Agreement
EX-10.23 Letter Agreement, dated as of December 1, 2004
EX-10.37 Agreement of Sublease, dated as of July 27, 2004
EX-21.1 Subsidiaries of RSA Security
EX-23.1 Consent of Deloitte & Touche LLP, Independent Auditors
EX-31.1 Section 302 Certification of C.E.O.
EX-31.2 Section 302 Certification of C.F.O.
EX-32.1 Section 906 Certification of C.E.O. & C.F.O.
EX-99.1 Stock Trading Plan, as amended, adopted by Richard A. DeMillo
EX-99.2 Stock Trading Plan, as amended, adopted by Taher Elgamal
EX-99.3 Stock Trading Plan, as amended, adopted by William L. McQuaide
EX-99.4 Stock Trading Plan, as amended, adopted by John M. Parsons
EX-99.5 Stock Trading Plan, as amended, adopted by Scott T. Schnell
EX-99.6 Stock Trading Plan, as amended, adopted by Margaret K. Seif
EX-99.7 Stock Trading Plan, as amended, adopted by Charles R. Stuckey, Jr.
EX-99.8 Stock Trading Plan, as amended, adopted by Joseph Uniejewski
EX-99.9 Stock Trading Plan, as amended, adopted by Vivian M. Vitale
EX-99.10 Stock Trading Plan, as amended, adopted by Gerard H. Wilson

PART I

ITEM 1.	BUSINESS
COMPANY OVERVIEW
      RSA Security Inc. and its consolidated subsidiaries are focused on helping customers confidently protect and manage identities and information access. With approximately 17,000 customers worldwide, RSA Security has a 20-year track record of award-winning solutions. Built to work seamlessly in heterogeneous environments, our portfolio of identity access and management solutions is designed to inspire customers to confidently exploit the full power of the Internet as well as secure access to valuable information assets in their enterprise networks.
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
      In January 1999, we introduced the RSA Keon® product line (now known as RSA® Certificate Manager), a family of public key infrastructure products designed to provide organizations with application security and flexible electronic commerce solutions. In September 1999, we changed our name from Security Dynamics Technologies, Inc. to RSA Security Inc.
      In September 2001, we introduced RSA ClearTrust® Web access management solutions, which we obtained through our purchase of Securant Technologies, Inc.
      Throughout our history, we have made a number of corporate acquisitions, in addition to the RSA Data Security and Securant acquisitions described above. Xcert International’s Sentry CA line of products became part of our RSA Keon digital certificate management product family after our February 2001 acquisition of Xcert International, Inc., a privately held company that developed and delivered digital certificate-based products for securing e-business transactions. We purchased smart card authentication middleware technology in May 2001 through our acquisition of 3-G International, Inc., a privately held company that developed and delivered smart card and biometric authentication products.
BACKGROUND
      We believe that many businesses and government entities are now using electronic information exchange as a standard way to transact business. The exchange of electronic information is being conducted both internally, among their employees and departments, and externally, with their customers, vendors, business partners, suppliers and others. We have observed an increase in requirements for access to electronic information, characterized by a growing number and type of users, applications, transactions and access methods. This has, in turn, driven advances in technology, resulting in improvements in the speed of exchange and ease of access to information. Some of these technology advancements include faster networks as well as intranets, extranets, portals, wireless access, and VPNs facilitating productive anytime, anywhere access to critical resources.

      Increased access to critical information can lead to greater risk of exposure of that information to unauthorized users. Information can be intercepted by hackers, cyber-terrorists, identity thieves, disgruntled employees and even competitors. Losses that result from any serious breach can include large direct and indirect costs, a loss of confidence in the enterprise, and regulatory fines. Historically, many organizations have viewed security as a necessary expense, but as digital information and the exchange of that information have become common and important, many entities view this electronic data as a critical business asset. We have observed that many organizations are now beginning to see security as a strategic imperative and that information technology security has become not only about preventing liability, but also about protecting important business assets.
      Many technologies have emerged to address the information access challenges that organizations face. Some organizations need authentication solutions to help positively identify users (from within as well as outside the enterprise) before granting access to critical applications and resources. Others require comprehensive identity management solutions to help manage user identities, user lifecycles and their access privileges. We believe that as information access continues to expand in complexity, these distinct security requirements may merge to address the larger need for integrated identity and access management.
THE RSA SECURITY STRATEGY

Secure Information Access
      Our portfolio of solutions includes Secure Mobile and Remote Access, Identity and Access Management, Secure Enterprise Access and Secure Transactions. These solutions are designed to help organizations realize the benefits of transacting business electronically, while helping to protect critical resources and applications from unauthorized access and other forms of electronic malice. We continue to work with our customers to understand their challenges and opportunities and bring to market products and solutions to help secure the ever-changing information technology landscape.

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

Provide Seamless Solutions
      We have strategic partnerships with industry-leading companies, including global integrators like Accenture, application providers such as Citrix, and platform vendors such as Microsoft. The RSA Secured® technology partner program, a key part of this initiative, focuses on product integration and interoperability certification activities, as well as joint support strategies for our mutual customers. Our RSA BSAFE developer solutions are engineered to enable developers to quickly and effectively integrate encryption, protocols and electronic signatures into their applications. Our current products support a number of standards, including PKCS, RADIUS and OASIS SAML 1.0 specification.

Path to the Future
      We offer our customers a migration path to a system that is designed to address their core security needs and provides flexibility to address future needs. Our identity and access management architecture, which we refer to as “NEXUS,” is designed to integrate our solutions into a single common administrative and system services platform and to deliver common administration and integration across our products.

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

Secure Mobile and Remote Access
      Organizations need to secure access to the network from outside the firewall, including from a remote or branch office, partner or customer site, and mobile workforce. To address this challenge, we offer a broad range of authentication options:

•	RSA SecurID® hardware and software authenticators and RSA® Authentication Manager server software are more secure alternatives to passwords, providing ease of use and the added protection of two-factor authentication.

Secure Enterprise Access
      In order to help organizations effectively manage and control secure access to business-critical information resources within the enterprise, we offer the following products:

•	RSA SecurID for Microsoft® Windows® software helps to provide greater security than weak, static passwords. By combining something the user knows (i.e., a secret PIN) with something the user possesses (i.e., a unique RSA SecurID token that generates a one-time password every 60 seconds), Microsoft Windows customers gain an effective way to secure user access to valuable company resources.

•	RSA® Sign-On Manager is our new single sign-on (SSO) solution that provides a secure way to manage passwords for enterprise applications and web sites. Users can authenticate with their password, or for enhanced security, with a strong two factor authentication device.

•	RSA SecurID® Smart Card and USB solutions are designed to allow an organization to store credentials and combine multiple security functions — such as employee badging, building access and network access — on one portable device.

•	RSA® Certificate Manager (also known as RSA Keon® Certificate Management) solutions enable an organization to issue, validate and manage credentials that are based on x.509 digital certificates.

Identity and Access Management
      We provide identity management capabilities through our RSA ClearTrust® solution — including access management, authentication, provisioning and user management.

•	RSA ClearTrust web access management solution is designed to facilitate secure single sign-on (SSO), while protecting access to mission-critical web-based applications and resources through the management of user identities and their access rights.

•	RSA® Federated Identity Manager enables organizations to share trusted identities across the boundaries of the corporate network — with business partners, autonomous business units and remote offices. RSA Federated Identity Manager allows an organization to interact electronically with its business relationships while maintaining consistent and centralized control over the policies associated with its users and applications. Standards-based and designed for broad compatibility, RSA Federated Identity Manager employs leading web services standards, including XML, SOAP and SAML.

•	We work with technology partners to address customer requirements for provisioning across the enterprise. Our reseller agreement with Thor Technologies permits us to both bundle with our RSA ClearTrust product and resell separately Thor’s Xcellerate provisioning software.

Consumer Identity Protection
      Online merchants and financial institutions need to know who is on the other end of the network connection, and passwords alone are often inadequate for this task. Strong authentication provides a higher degree of certainty that online consumers are in fact who they claim to be. We have recently seen increased sales to customers, including Internet service providers and financial institutions, who are using our products to secure and manage access for their online consumer customers. Interest in consumer authentication is broadening to many more types of consumer-facing applications, which we believe is driven by concerns about identity theft and privacy, and the desire to comply with information protection regulations.

Secure Transactions
      In order to ensure secure transactions, organizations need reliable, trusted, cross-platform technology that verifies who or where the business data and logic are coming from; who or where it is going to; and that the data is protected along the way. We address the need for secure transactions through the following offerings:

•	RSA BSAFE® encryption and digital signing software is engineered to provide security, performance and support for industry standards. The RSA BSAFE line of software development kits (SDKs) provides components to secure e-business applications, enterprise software, mobile phones, pocket PCs, PDAs, Web browsers, complex networking equipment, consumer electronics, and cable TV boxes.

•	RSA Certificate Manager solutions help enable an organization to issue, validate and manage credentials that are based on x.509 digital certificates.
STRATEGIC PARTNERS
      Through the RSA Secured® partner program, we work with leading platform, network and application vendors to ensure that many widely used infrastructure products and applications interoperate with our authentication and identity management solutions. Partners in our RSA Secured SecurID-Ready, Keon-Ready and ClearTrust-Ready programs participate in a rigorous testing and certification process and are periodically required to re-certify their offerings. RSA Secured products include directories and databases, provisioning solutions, enterprise applications, platforms, portals, and web servers. Collectively, through all of the RSA Secured partner programs, we have relationships with leading vendors, representing more than 1,000 products that incorporate our technologies or are interoperable with our products.
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
SALES AND MARKETING
      We have established a multi-channel distribution and sales network to serve the information technology security market. We sell and license our products directly to end users through our worldwide sales force and through our RSA SecurWorldtm network of original equipment manufacturers (OEMs), value-added resellers (VARs), and distributors. In addition, we support our sales efforts through strategic marketing relationships with other vendors. We have a dedicated direct sales force to sell our emerging products, such as our RSA ClearTrust and RSA Certificate Manager products. We sell our more mature products, such as RSA SecurID and RSA Authentication Manager products, primarily through our RSA SecurWorld network of OEMs, VARs and distributors.
      To enhance demand for our products, we have participated in the development of various industry-specific protocols that incorporate or complement our security technologies. We also host the industry’s largest annual security conference, the RSA Conference, and participate in other conferences to increase awareness, education and demand for our products.

CUSTOMERS
      We have a broad customer base, and no one end user customer accounted for more than 5% of our total revenue in 2004, 2003 or 2002. However, one of our distributors, Tech Data Corporation, accounted for approximately 11% and 10% of our total revenue in 2004 and 2003, respectively. During 2004, we sold our products to an average of approximately 5,000 customers per quarter, including both new customers and existing customers to whom we had sold in previous periods. In addition, we increased our customer base during 2004 by 22% to end the year with approximately 17,000 customers.
      We sell our products to customers in a number of different vertical markets. We have analyzed approximately 85% of our revenue for the years ended December 31, 2004 and 2003 and determined that the percentage of the analyzed revenue represented by sales to each of our major vertical markets is as follows:

Vertical Markets	2004	2003

Banking and insurance	22%	21%
Technology, hardware and software companies	20%	25%
Professional services	12%	10%
Healthcare and pharmaceuticals	10%	10%
Manufacturing, distribution and transportation	10%	10%
Telecommunications	9%	11%
Other	9%	7%
Government, federal, state and local	8%	6%
      As of December 31, 2004, we have sold more than 19 million RSA SecurID authenticators and licensed our software to thousands of customers worldwide, including approximately 88% of the Fortune 100 and approximately 66% of the Fortune 500. Historically, our customers have sought to secure highly confidential information and have been sophisticated and knowledgeable purchasers of e-security systems.
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
      Customers may elect to purchase a maintenance contract, renewable annually or for multiple years. Under these contracts, we agree to provide corrections for identified program errors for supported versions of our software and hardware products, version upgrades for software, telephone consultation, and Web-based access to solutions, patches and documentation.
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

PRODUCT DEVELOPMENT
      Our product development efforts are focused on enhancing the functionality, reliability, performance and flexibility of our existing products, as well as developing new products with features and functionality that meet the needs of our customers and the evolving information technology market. We are developing architectures and technologies to enhance the administrative capabilities and scalability of our products and to increase interoperability with additional network operating systems, applications and directory services. We are also developing tools to assist customers, strategic partners and other third-party integrators to integrate our products with custom and other third-party network or system applications. In addition, we continue to work on developing standards-based protocols, specifications and solutions that address the needs of specific market segments and build on our technologies. We may develop these products internally or enter into arrangements to license or acquire products or technologies from third parties.
      Our product development staff, which works in five development centers worldwide, engages in software and hardware engineering, testing and quality assurance, and technical documentation. We also engage outside contractors where appropriate to supplement our in-house expertise or expedite projects based on customer or market demand. In addition to our product development staff, RSA Laboratories is an internal research and development group chartered with the continuous exploration of the information technology infrastructure and various emerging security technologies such as biometrics and radio frequency identification (RFID). Their goal is to help identify key technologies and help to commercialize those technologies that are most promising.
      Research and development expenses were $61.9 million, $53.6 million and $55.1 million for 2004, 2003 and 2002, respectively.
MANUFACTURING AND SUPPLIERS
      We assemble, program and distribute our products from two locations: Bedford, Massachusetts, and Shannon, Ireland. We distribute to our customers in the Americas from our facilities in Bedford, Massachusetts, and we distribute to our customers in other parts of the world from our facilities in Shannon, Ireland.
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
      Some components of our hardware authenticators are currently available only from limited sources. For example, Sanyo Semiconductor, Corp. is our only supplier for the microcontroller contained in our RSA SecurID products, Flextronics is our single manufacturer for RSA SecurID authenticators, and Axalto (a Schlumberger company) is our only manufacturer of smart cards. If we were unable to obtain a sufficient supply of these or any other components or RSA SecurID authenticators, then we might be unable to fill customer orders and might have to expend significant resources to find new suppliers or manufacturers. As a result, we attempt to maintain a three-month supply in inventory. We believe that it could take approximately six months to identify and commence production of suitable replacements for the microcontroller chip used in RSA SecurID authenticators.
      We monitor warranty claims and address defects through our quality and design processes, which are managed by our product engineering, quality control and technical support organizations. During 2002 and 2003 our analysis of historical failure and defective return rates indicated that certain authenticators produced between 2000 and 2002 were subject to higher defect and failure rates. During the last several years, we have increased resources and initiated new programs to build an expanded family of high performance authentication solutions. These programs have resulted in the redesign and re-engineering of authenticator products to improve performance and reliability by incorporating new microprocessors, electronics, firmware and batteries with longer life. We will continue to monitor the quality, reliability performance and warranty claims to reevaluate our estimate of warranty and defective return obligations in future periods.
COMPETITION
      The market for information technology security products is competitive and subject to rapid change. We currently experience direct and indirect competition from a number of sources, including:

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
      We believe that the principal competitive factors affecting the market for security products include technical features, ease of use, interoperability, quality and reliability, level of security, pricing, customer service and support and distribution channels. We believe that we and our products compare favorably to our competitors and their products with respect to each of these factors.
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
      At December 31, 2004, we had 31 issued U.S. patents, expiring at various dates ranging from 2005 to 2018, and 46 foreign patents, expiring at various dates between 2005 and 2020. We have also filed patent applications on inventions embodied in new technologies that we developed and on inventions that may be useful in the field of e-security. There can be no assurance that any of these applications will result in an issued patent.
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
      The Export Administration Regulations of the U.S. Department of Commerce regulate the export of most commercial products with encryption features. Under these regulations, encryption products of any key length, including general purpose encryption toolkits such as our RSA BSAFE products, may be exported, after a one-time technical review, to non-governmental end-users and many governmental end-users around the world, except for embargoed countries and specific prohibited end-users or for specific types of use. For some governmental end-users, we are also required to obtain special Encryption Licensing Arrangements or individual export licenses that may be issued at the discretion of the Department of Commerce.

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
BACKLOG
      We consider backlog to be orders for products or services evidenced by an executed contract which have not been fulfilled as of the end of a fiscal period. Backlog from sale of products and services was $10.2 million at December 31, 2004, $14.9 million at December 31, 2003 and $5.9 million at December 31, 2002. We believe that all backlog orders at December 31, 2004 will be fulfilled during 2005.
EMPLOYEES
      At December 31, 2004, we employed 1,144 employees. None of our employees are covered by collective bargaining agreements. We believe that our relationships with our employees are good.
      We believe our compensation plans are competitive with other companies in our industry. We pay our worldwide sales force a base annual salary plus compensation based upon achievement of sales quotas. All employees are paid a base annual salary plus compensation based upon achievement of revenue and earnings targets.
      Information on our e-Security Solutions segment and geographical areas may be found in Note 11 of the Notes to Consolidated Financial Statements.

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
      During 2002 and 2001, we recorded restructuring charges including approximately $53.7 million representing lease payments due under excess facilities lease agreements, net of estimated sublease income, impaired leasehold improvements and furniture and fixtures, and other associated facilities expense. As of December 31, 2004, we have entered into sublease agreements with third parties for substantially all of our excess facilities. These sublease agreements are for approximately 240,000 square feet of our excess facilities at various locations and expire at various times through June 2009.

ITEM 3.	LEGAL PROCEEDINGS
      On or about February 2, 2001, Leon Stambler filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., First Data Corporation, Openwave

Systems Inc., and Omnisky Corporation, Case Number 01-0065. In his complaint, Mr. Stambler alleged that certain products marketed by each of the defendants infringed various patents that he owns, and he sought unspecified damages as well as a preliminary and permanent injunction enjoining the defendants from infringing the claims asserted. The trial took place in March 2003, and the jury determined that our products did not infringe Mr. Stambler’s patents. On April  17, 2003, the court entered final judgment in our favor on all claims of non-infringement. On or about December 8, 2003, Mr. Stambler filed a notice of appeal to the United States Court of Appeals. On December 7, 2004, we and Mr. Stambler presented our arguments to the Court of Appeals, and on or about February 11, 2005, the court issued a ruling denying Mr. Stambler’s request for a new trial, and affirming the lower court’s ruling in our favor.
      On or about April 15, 2004, Ursus, Inc., a former reseller of our products, filed a complaint against us in U.S. District Court for the Eastern District of Pennsylvania, alleging that we had violated the U.S. Clayton Act, tortiously interfered with Ursus’ contractual relationships and disseminated false and defamatory statements about Ursus. In November 2004, we signed a settlement agreement with Ursus, pursuant to which Ursus agreed to dismiss its complaint with prejudice.
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

	High	Low

2003
First Quarter	$8.25	$4.79
Second Quarter	$11.86	$6.60
Third Quarter	$15.85	$10.43
Fourth Quarter	$17.31	$11.65

	High	Low

2004
First Quarter	$18.90	$14.19
Second Quarter	$21.32	$15.63
Third Quarter	$20.54	$14.51
Fourth Quarter	$23.91	$18.73
      There were 404 stockholders of record of our common stock as of February 14, 2005. We estimate that we have a total of approximately 64,000 stockholders, including stockholders who hold their shares in “street name.”
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
      On September 3, 2004, we announced that our Board of Directors had authorized us to repurchase up to 6,700,000 shares of our common stock through December 31, 2005. The table below contains information about our activities under this common stock repurchase program during the fourth quarter of 2004.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of
			Shares Purchased	Maximum Number
	Total Number	Average Price	as Part of Publicly	of Shares that May
	of Shares	Paid Per	Announced	Yet Be Purchased
Period	Purchased	Share	Program	Under the Program

October 1-31, 2004	0	—	—	6,650,000
November 1-30, 2004	0	—	—	6,650,000
December 1-31, 2004	0	—	—	6,650,000

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Statement of Operations Data
Revenue
Products	$232,497	$193,664	$168,954	$222,382	$238,027
Maintenance and professional services	75,010	66,202	63,130	60,338	42,164

Total revenue	$307,507	259,866	232,084	282,720	280,191

Cost of revenue
Products	31,423	32,329	35,772	38,226	33,158
Maintenance and professional services	23,302	20,877	22,207	28,456	21,825
Impairment of technology related intangible assets(1)	—	—	14,333	—	—
Amortization of technology related intangible assets(1)	508	7	6,587	3,281	—

Total cost of revenue	55,233	53,213	78,899	69,963	54,983

Gross profit	252,274	206,653	153,185	212,757	225,208
Costs and expenses
Research and development	61,887	53,629	55,061	58,345	45,032
Marketing and selling	110,248	94,298	100,673	122,915	102,788
General and administrative	32,637	33,776	30,256	39,127	35,409
Restructurings	783	—	56,036	19,956	(2,079)
Impairment of intangible assets(1)	—	—	4,807	—	—
Amortization of intangible assets(1)	—	—	3,337	11,171	—
In process research and development	—	—	—	7,891	—

Total	205,555	181,703	250,170	259,405	181,150

Income (loss) from operations	46,719	24,950	(96,985)	(46,648)	44,058
Interest (expense) income and other	(3,278)	(7,962)	(8,778)	5,860	12,864
Income (loss) from investing activities	210	1,568	(30,937)	40,836	272,853

Income (loss) before provision (benefit) for income taxes	43,651	18,556	(136,700)	48	329,775
Provision (benefit) for income taxes	8,669	3,720	(39,876)	2,555	124,012

Net income (loss)	$34,982	$14,836	$(96,824)	$(2,507)	$205,763

Basic earnings (loss) per share(2)
Per share amount	$0.54	$0.25	$(1.71)	$(0.04)	$3.50

Weighted average shares	64,309	58,758	56,621	56,259	58,051

Diluted earnings (loss) per share(2)
Per share amount	$0.51	$0.24	$(1.71)	$(0.04)	$3.21

Weighted average shares	64,309	58,758	56,621	56,259	58,051
Effect of dilutive equity instruments	4,329	3,546	—	—	5,976

Adjusted weighted average shares	68,638	62,304	56,621	56,259	64,027

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Balance Sheet Data
Cash, cash equivalents and marketable securities	$289,719	$207,323	$103,030	$63,120	$335,102
Working capital	232,429	70,394	94,049	69,657	304,780
Total assets	624,827	529,577	482,848	529,677	599,220
Long term obligations	19,739	25,907	105,394	81,670	—
Stockholders’ equity	476,532	308,775	263,434	353,413	481,004

(1)	Total cost of revenue, gross profit and total operating expenses reflect the reclassification of amortization of technology related intangible assets from operating expense to cost of revenue of $6,587 and $3,281 for the years ended December 31, 2002 and 2001, respectively, and also reflect the reclassification of impairment of technology related intangible assets of $14,333 from operating to cost of revenue expense for the year ended December 31, 2002.

(2)	Per share and share amounts have been adjusted to reflect the three-for-two stock split effected as a dividend in March 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      We make statements in this Report that are forward looking, that is, statements that are not historical facts but that convey projections about the future. For example, statements containing the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “may,” “projects,” “will,” “would,” and similar expressions may be forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements in this Report because these statements speak only as of the date when made. Any prospective percentages do not include the impact of the revision to SFAS 123, Furthermore, we are not obligated to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including without limitation the factors described below under the caption “Certain Factors That May Affect Future Results.”
Overview
      RSA Security Inc. and its consolidated subsidiaries are focused on helping customers confidently protect and manage identities and information access. With approximately 17,000 customers worldwide, RSA Security has a 20-year track record of award-winning solutions. Built to work seamlessly in heterogeneous environments, our portfolio of identity access and management solutions is designed to inspire customers to confidently exploit the full power of the Internet as well as secure access to valuable information assets in their enterprise networks.
      We derive our operating revenue primarily from two distinct product groups: Enterprise solutions, which includes RSA SecurID® authentication credentials, RSA® Authentication Manager (formerly known as RSA ACE/ Server®) software, RSA ClearTrust® software, RSA® Certificate Manager (formerly known as RSA Keon®) software, and maintenance and professional services associated with those products; and Developer solutions, which includes RSA BSAFE® encryption software and protocol products, RSA Certificate Manager components, and maintenance and professional services associated with those products.
      We believe sales of our products are and will be driven by two major trends: (1) enterprises Web-enabling their existing applications and (2) enterprises permitting secure and efficient access to internal resources whether remotely or within the enterprise. Sales of our RSA SecurID authentication credentials continue to generate substantial revenue for us, while our less mature Enterprise software products are building revenue. We believe the availability of free, “open source” products that compete with our RSA BSAFE product line continues to put pressure on our Developer solutions revenue. We believe our product line synergies and the strength of our customer base create opportunities to sell additional products to existing customers. However, we have observed that information technology budgets remain constrained, which has had and could continue to have a direct effect on the sale of our products.
      We continue to explore opportunities to sell our products into new markets, and we are currently focusing on two new market opportunities. First, although most of our customers continue to use our products to authenticate users accessing electronic resources remotely, from outside the enterprise, with the launch of our RSA SecurID for Microsoft® Windows® solution, some of our customers are using our products to authenticate users within the enterprise. Second, although the majority of our customers utilize our products to secure and to manage network and application access for their employees and partners, we have recently increased sales to customers, including internet service providers and financial institutions, who are also using our products to secure and manage access for their customers, including consumer customers. Today we see interest in consumer authentication broadening to many more types of consumer-facing applications, which we believe is driven by concerns about identity theft and privacy, and the desire to comply with information protection regulations. While still early, we believe that these expanded markets have the potential to generate incremental demand for our products.
      Our Enterprise solutions customers typically place an initial order for a limited number of users, for either our RSA SecurID authenticators or any of our software products, and deploy additional authenticators or software licenses as their need for our products within their enterprise increases. Authenticators have a programmed life of two to five years, and as they expire, our customers typically place additional orders for replacement authenticators. We typically base our RSA Authentication Manager, RSA Certificate Manager and RSA ClearTrust software license fees on the number of users authorized under each customer’s license. In most cases, customers also enter into an annual customer support agreement for their software license at the time of initial purchase and renew this support agreement annually. Our support agreement entitles our customers to license software upgrades and telephone support.
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
      We have contracted with outside manufacturing organizations to produce our RSA SecurID hardware authenticators, and many of our products contain technology that is licensed from third parties. Our cost of revenue consists primarily of costs associated with the manufacture and delivery of RSA SecurID authenticators and royalty fees that we pay for the licensed technology. Cost of revenue also includes warranty obligation expense and labor and overhead costs associated with professional services, customer support, and production activities. Production costs include the programming labor, shipping, inspection and quality control functions associated with the RSA SecurID authenticators. We continue to work to establish new supplier relationships in order to increase the number of vendors from which we buy our authenticators and authenticator components, in order to reduce our vulnerability to potential supply problems.
      We distribute our products through direct sales to end user customers, and through indirect sales, including (i) sales to resellers and distributors that we ship directly to the end user customer and (ii) sales to distributors for stocking purposes. For the year ended December 31, 2004, approximately 56% of our revenue was from sales to distributors shipped directly to the end user and resellers, approximately 36% of our revenue was from direct sales to end user customers, and approximately 8% of our revenue was from sales to stocking distributors. Our stocking distributors provide us with inventory level and point of sale reports on a monthly basis. Based upon these reports, we estimate that our stocking distributors typically hold approximately four weeks of inventory on hand in the distribution channel. Generally our arrangements with our distributors and resellers are non-exclusive. We currently have arrangements with more than 1,000 distributors and resellers and are constantly seeking to expand the number of quality participants and volume of sales in our distributor and reseller program.
      Our direct sales to our customers in countries outside of the United States are denominated in either U.S. dollars or local currency, with the majority of our sales denominated in U.S. dollars. Where we do invoice customers in local currency, we are exposed to foreign exchange rate fluctuations from the time of invoicing until collection occurs. We are also exposed to foreign currency fluctuations between the time we collect in U.S. dollars and the time we pay our operating expenses in local currency. Fluctuations in currency exchange rates could affect the profitability and cash flows in U.S. dollars of our products sold in international markets.

Application of Critical Accounting Policies and Estimates
      The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, sales returns, doubtful accounts, intangible assets, income taxes, financing operations, warranty obligations, restructurings, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, our actual results could differ from those estimates.
      We believe the following critical accounting policies affect our significant estimates and assumptions used in the preparation of our consolidated financial statements.
      Revenue Recognition — We derive our revenue primarily from two sources: (i) sales of products, including hardware and software licenses, and (ii) services, including maintenance, support and professional services. Our management must make and use judgments and estimates in connection with the revenue recognized in any reporting period. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. We reduce revenue by provisions for estimated sales returns. The amount and timing of our revenue for any period may materially differ if our management made different judgments or utilized different estimates in establishing our allowance for sales returns. An increase in our allowance for sales returns would reduce our revenue in the period for which the increase is recorded.
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
      Allowance for Sales Returns — We record allowances for estimated sales returns and allowances on products and maintenance and professional service related revenue in the same period as the related revenue is recorded. We base these estimates on historical sales returns, analysis of credit memo data, current economic trends, product line and customer industry data and other known factors. Our historical experience with sales returns varies by product line depending on the customer, industry and market. We must make judgments and estimates in connection with establishing the allowances for estimated sales returns in any reporting period. The amount and timing of our revenue and our cash flows for any reporting period may materially differ if actual sales returns and allowances differ from our estimates.
      Allowance for Doubtful Accounts — We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, regional factors and other known factors when evaluating the adequacy of the allowance for doubtful accounts. Based upon our analysis and estimates of the uncollectibility of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on our financial position and results of operations. We record recoveries of accounts previously written off as uncollectible as increases to the allowance for doubtful accounts.
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
      During 2002 and 2003, our analysis of historical failure and defective return rates indicated that certain authenticators produced between 2000 and 2002 were subject to higher defect and failure rates than we had previously experienced. Accordingly, we recorded provisions for warranty obligations of $0.2 million, $4.6 million and $2.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. We will continue to monitor warranty claims and reevaluate our estimate of warranty and defective return obligations in future periods, which may result in our recording additional warranty expense. Actual warranty returns could differ from the allowance for warranty obligations recorded.
      Income Taxes — We account for income taxes using the liability method which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities and for tax carryforwards. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.
      We perform an annual assessment of the realization of our deferred tax assets considering all of the available evidence, both positive and negative. We assessed the realization of our deferred tax assets at the end of 2004 and concluded that due to historical and forecasted tax losses, which are primarily attributable to tax deductions for employee stock options and to restructuring costs accrued in prior years, we could not meet the more likely than not standard required by generally accepted accounting principles. Accordingly, we recorded a valuation allowance in 2004 of $10,813 against our deferred tax assets, primarily various net operating loss and R&D tax credit carryforwards. Approximately $5,688 of the valuation allowances are allocable to continuing operations and impacted our effective tax rate for the year. The remaining $5,125 of valuation allowances reflect the impact of employee stock options and are allocable directly to shareholders equity.
      Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowances recorded against deferred tax assets. We base the valuation allowance on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. If actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our consolidated financial position and results of operations.
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
      We are required to reserve for certain loss contingencies relating to, among other things, income taxes. In the ordinary course of global business there are many transactions and calculations where the ultimate tax outcome is uncertain. As a result we are, from time to time, subjected to various US, international and state tax audits. Accordingly, we reserve for potential tax liabilities due in these various jurisdictions. We review these tax reserves annually. In connection with our review of the tax reserves for 2004, we determined that the amount of reserves required for tax exposures was less than the amount recorded in the financial statements. As a result, we reduced the tax reserves by $7,400 in 2004.
      Valuation of Goodwill and Other Intangible Assets — In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future cash flows and earnings and other factors used to determine the fair value of the respective assets. We will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. We generally determine fair value based on estimated discounted future cash flows. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. Any such impairment charge could be significant and could have a material adverse effect on our consolidated financial position and results of operations. We perform an annual test for impairment of our goodwill as of November 30 of each year and, if events or circumstances occur that would more likely than not reduce the fair value of the goodwill below its carrying amount, will perform an interim impairment test. We completed the required annual goodwill impairment test as of November 30, 2004, by comparing the carrying amount of the enterprise to the estimated fair value of the enterprise. Estimated fair value of the enterprise was determined based upon the market multiple valuation method, which requires that we utilize estimates of future cash flows, revenue and earnings. As of November 30, 2004, the fair value of the enterprise was greater than the carrying amount of the enterprise. Therefore, our annual goodwill impairment test performed as of November 30, 2004 did not result in an impairment of our goodwill. At December 31, 2004, we had approximately $172.7 million of goodwill, which accounted for approximately 28% of our total assets. Any goodwill impairment test could result in a decrease to the carrying value of goodwill and could have a material effect on our results of operations and consolidated financial position.
      Restructurings — During 2002 and 2001, we initiated consolidation of certain operations in order to enhance operational efficiency and reduce expenses, and recorded significant restructuring charges in connection with these actions. Restructuring charges totaled $56.0 million in 2002 and $20.0 million in 2001. These restructuring charges and our continued analysis of our facilities require us to make estimates based upon real estate market conditions, rental rates, future corporate requirements, general economic conditions and future estimated cash flows. Included in the restructuring charges recorded in 2002 are facility exit costs of $44.0 million, which represents estimated shortfalls of sublease rental income compared to lease payments due through 2009 under certain exited facilities lease agreements, impaired leasehold improvements and furniture and fixtures, and other associated facilities expenses. We base estimates related to anticipated sublease market rates for excess facilities on assumptions regarding the time period required to locate and contract with suitable subtenants and base these assumptions on market trend information analysis.

      We continue to monitor and assess our facility obligations, real estate markets and our operating expenses. As a result of these ongoing assessments, during 2004 we recorded a charge of $1.6 million related to revised estimates of facility exit costs. We revised this estimate of facility exit costs based upon the terms of finalized subleases and associated costs obtained during the second quarter of 2004. We also reduced our restructuring reserve by $0.8 million at December 31, 2004 when we determined our remaining severance and operating costs were lower than originally estimated.
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
      Future Accounting Pronouncements — On December 16, 2004, FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” titled “Share-Based Payment.” This revision requires that all share-based payments to employees, including grants of employee stock options, be recognized in the consolidated statement of operations based on their fair values. The revision will be effective for public companies for fiscal periods beginning after June 15, 2005. The standard offers alternative methods of adopting the final rule. We have not yet determined which alternative method we will use and the impact on the financial statements.

Results of Operations
      The following table sets forth certain consolidated financial data as a percentage of our total revenue:

	Years Ended December 31,

	2004	2003	2002

Revenue
Products	75.6%	74.5%	72.8%
Maintenance and professional services	24.4	25.5	27.2

Total revenue	100.0	100.0	100.0

Cost of revenue
Products	10.4	12.5	15.4
Maintenance and professional services	7.6	8.0	9.6
Impairment of technology related intangible assets	—	—	6.2
Amortization of technology related intangible assets	—	—	2.8

Total cost of revenue	18.0	20.5	34.0

Gross margin	82.0	79.5	66.0
Costs and expenses
Research and development	20.1	20.6	23.7
Marketing and selling	35.8	36.3	43.4
General and administrative	10.6	13.0	13.1
Restructurings	0.3	—	24.1
Impairment of intangible assets	—	—	2.1
Amortization of goodwill and intangible assets	—	—	1.4

Total	66.8	69.9	107.8

Income (loss) from operations	15.2	9.6	(41.8)
Interest (expense) income and other	(1.1)	(3.1)	(3.8)
Income (loss) from investing activities	0.1	0.6	(13.3)

Income (loss) before provision (benefit) for income taxes	14.2	7.1	(58.9)
Provision (benefit) for income taxes	2.8	1.4	(17.2)

Net income (loss)	11.4%	5.7%	(41.7)%

2004 Compared with 2003
     Revenue
      The following tables set forth the amount, percentage of total revenue and percentage increase of our revenue by product group, product type and product line:

	Years Ended December 31,

	2004		2003
					Percentage
	Revenue	Percentage	Revenue	Percentage	Increase

	($ in millions)
Product group:
Enterprise solutions	$279.2	90.8%	$235.8	90.7%	18.4%
Developer solutions	28.3	9.2%	24.1	9.3%	17.4%

Total	$307.5	100.0%	$259.9	100.0%	18.3%

Product type:
Authenticators	$151.2	49.2%	$129.8	49.9%	16.5%
Software products	81.3	26.4%	63.9	24.6%	27.2%
Maintenance and professional services	75.0	24.4%	66.2	25.5%	13.3%

Total	$307.5	100.0%	$259.9	100.0%	18.3%

Product line:
Authentication products	$259.0	84.2%	$223.4	86.0%	15.9%
Encryption products	28.0	9.1%	24.0	9.2%	16.7%
Web access management products	20.5	6.7%	12.5	4.8%	64.0%

Total	$307.5	100.0%	$259.9	100.0%	18.3%

      The following tables set forth the amount, percentage of total revenue and percentage increase of revenue by regional area:

	Years Ended December 31,

	2004		2003
					Percentage
	Revenue	Percentage	Revenue	Percentage	Increase

	($ in millions)
United States	$172.7	56.2%	$155.0	59.6%	11.4%
Europe and other	100.6	32.7%	80.2	30.9%	25.4%
Asia Pacific	34.2	11.1%	24.7	9.5%	38.5%

Total	$307.5	100.0%	$259.9	100.0%	18.3%

      We believe the increase in our total revenue in 2004, as compared to 2003, was primarily attributable to several major factors:

•	We have observed that businesses are continuing the trend toward permitting remote access to internal resources and Web-enabling existing applications.

•	Our identity and access management solutions promote our product synergies and enable us to generate additional revenue by selling additional products to existing customers.

•	An increasing number of small and mid-size businesses are adopting our authentication products.

•	Some of our existing larger customers have expanded their deployments of our products.

•	Our sales to the financial services and technology vertical markets have continued to provide increased revenue for us.

      We believe that our future total revenue will be influenced by several major factors:

•	As new, lower cost remote access technologies become available and as employment rates increase, we believe that we will benefit with increased total product revenue.

•	We believe that governmental regulations regarding access and distribution of private information will drive demand for our products.

•	We believe that as the United States government proceeds with its agenda of increasing awareness and funding of cyber-security issues and focusing on homeland security, we may benefit with increased revenue.

•	However, information technology budgets continue to be constrained, and the continued uncertainty in the economy and global affairs may affect revenue generated from the sales of our products in future quarters.
      Our RSA SecurID authentication product line generates a substantial portion of our revenue. RSA SecurID credentials (includes hardware and software, smart cards and USB) licensed, in thousands, were as follows:

			Percentage
	2004	2003	Increase

Number of credentials licensed	3,887	3,132	24.1%
      The increase in number of credentials licensed in 2004 as compared to 2003, contributed to the increased revenue from our RSA SecurID authentication product line. We believe our RSA SecurID authentication products generate and will continue to generate substantial revenue for us.
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
      The increase in Developer solutions and encryption revenue during the year ended 2004 as compared to the year ended 2003 was primarily due to an increase in sales in the technology vertical market. We believe that Developer solutions revenue may benefit from companies’ needs to secure their transactions due to various regulatory requirements.
      The increase in service revenue for 2004 as compared to 2003 can primarily be attributed to purchases by new customers coupled with high renewals of annual maintenance contracts from sales of products in prior periods.
      We believe the government sector of our business may increase in the future as government agencies seek e-security partners in order to execute their cyber-security agenda. Revenue from the government sector of our business increased 41% during 2004 as compared to 2003.

Gross Profit
      The following table sets forth the gross profit and gross margin for products and maintenance and professional services:

	Years Ended December 31,

	2004		2003

	Gross Profit	Gross Margin	Gross Profit	Gross Margin

	($ in millions)
Products	$200.6	86.3%	$161.4	83.3%
Maintenance and professional services	51.7	68.9%	45.3	68.5%

Total	$252.3	82.0%	$206.7	79.5%

      The increase in total gross margin for 2004 as compared to 2003 was primarily a result of our efforts to reduce costs and improve operating efficiencies, together with an increase in total revenue.
      The increase in gross margin for products for 2004 as compared to 2003 was primarily attributable to an increase in software revenue year over year, which typically has higher margin than other products combined with a decrease of $4.4 million in our warranty obligation expense in 2004 as compared to 2003. The warranty obligation expense decrease in 2004 is primarily attributable to significant improvement related to our quality processes and systems, and the related reduction in component and manufacturing defects.
      The increase in gross profit from maintenance and professional services in 2004, as compared to 2003, was primarily attributable to increased maintenance revenue achieved on decreased customer support costs.
      We expect to maintain total gross margins of between 80% and 82% for 2005.
Research and Development
      Total research and development expenses increased 15.4% in 2004 to $61.9 million from $53.6 million in 2003, and represented 20.1% of total revenue for 2004. The increase in research and development expenses of $8.3 million was primarily due to the increase in payroll and consulting expenses of approximately $7.1 million associated with our continued allocation of resources towards investing in our future product offerings and an increase in overhead expenses of approximately $1.1 million. We expect total research and development expenditures will be between 18% and 20% of total revenue for 2005.
Marketing and Selling
      Total marketing and selling expenses increased 16.9% in 2004 to $110.2 million from $94.3 million in 2003, and represented 35.8% of total revenue for 2004. Marketing and selling expenses increased $16.0 million in 2004 as compared to 2003 primarily due to increased labor costs due to an increase in the sales force of approximately $8.1 million. For 2004 as compared to 2003, approximately $3.5 million of the increase in marketing and selling expenses was from increased overhead; approximately $1.3 million of the increase was from increased spending on marketing programs; and approximately $3.1 million of the increase was from increased commission expense due to increased revenue. We believe total marketing and selling expenditures will be between 32% and 36% of total revenue in 2005.
General and Administrative
      Total general and administrative expenses decreased 3.4% in 2004 to $32.6 million from $33.8 million in 2003, and represented 10.6% of total revenue for 2004. Approximately $5.6 million of the decrease was from decreased legal fees. This decrease was partially offset by increased payroll and overhead costs of approximately $3.0 million associated with an increased workforce and increased bonus payouts, approximately $1.2 million increased consulting fees, and a non recurring expense of $1.2 million for fees and losses on investment income related to a deferred compensation plan. We believe total general and administrative expenditures will be between 9% and 11% of total revenue in 2005.

Restructurings
      The following table summarizes our restructuring activities:

	Facility Exit		Liquidation
	Costs & Related		of Sweden
	Asset	Severance	Development
	Impairments	Costs	Operations	Total

Balance at January 1, 2002	$9.8	$1.3	—	$11.1

Restructuring charges — 2002	8.3	5.7	$4.4	18.4
Revision of previously recorded restructuring charges — 2002	35.7	—	1.9	37.6

Total restructuring charges — 2002	44.0	5.7	6.3	56.0

Payments — 2002	(5.8)	(5.6)	(5.7)	(17.1)
Write offs — 2002	(12.1)	—	—	(12.1)

Total payments and write offs — 2002	(17.9)	(5.6)	(5.7)	(29.2)

Balance at December 31, 2002	35.9	1.4	0.6	37.9
Revision of previously recorded restructuring charges — 2003	0.8	(0.6)	(0.2)	—
Payments — 2003	(8.8)	(0.6)	(0.4)	(9.8)
Write offs — 2003	(0.2)	—	—	(0.2)

Total payments and write offs — 2003	(9.0)	(0.6)	$(0.4)	(10.0)

Balance at December 31, 2003	27.7	0.2	—	27.9

Revision of previously recorded restructuring charges — 2004	1.0	(0.2)	—	0.8

Payments — 2004	(9.0)	—	—	(9.0)

Write offs — 2004	—	—		—

Total restructuring charges — 2004	(8.0)	(0.2)	—	(8.2)

Balance at December 31, 2004	$19.7	—	—	$19.7

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
      Included in the 2002 restructuring charges were new charges of $8.3 million consisting of facility exit costs and related impairment of leasehold improvements and furniture and fixtures. Facility exit costs consist of estimated shortfalls of sublease rental income compared to obligations due under certain exited facilities leases which are payable through 2009.
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
      We continue to monitor and assess our facility obligations, real estate markets and our operating expenses. As a result of these ongoing assessments, during 2004 we recorded a charge of $1.6 million related to revised estimates of facility exit costs. We revised this estimate of facility exit costs based upon the terms of finalized subleases and associated costs obtained during the second quarter of 2004. We also reduced our restructuring reserve by $0.8 million at December 31, 2004 when we determined our remaining severance and operating costs were lower than originally estimated.
      We expect to pay the remaining restructuring costs accrued at December 31, 2004 as follows:

Year ending December 31, 2005	$6.0 million
Year ending December 31, 2006	4.7 million
Year ending December 31, 2007	4.3 million
Year ending December 31, 2008	2.9 million
Year ending December 31, 2009 and thereafter	1.8 million

Interest Expense and Other
      Interest expense and other includes the following:

	Years Ended
	December 31,

	2004	2003

	($ in millions)
Interest expense on 7% convertible debentures	$(4.2)	$(5.7)
Non cash amortization of deferred financing costs	(1.3)	(1.6)
Non cash accretion of warrant value	(1.1)	(1.4)
Interest income net of expense and other	3.6	1.3
Unrealized loss from foreign currency translation	(0.3)	(0.6)

Total interest expense and other	$(3.3)	$(8.0)

      Interest expense, non cash amortization of deferred financing costs and non cash accretion of warrant value included in interest expense and other were incurred in connection with our 7% convertible debentures which we issued in October and November 2001. The decrease in interest expense in 2004 as compared to 2003 was due to the conversions to common stock of $80.0 million of our convertible debentures in June and October 2004. Accordingly, we are no longer required to pay interest on these debentures. The increase in interest income net of expense and other in 2004 as compared to 2003 was primarily due to higher cash and cash equivalent balances and marketable securities maintained in 2004 as compared to 2003. The unrealized loss from foreign currency translation was primarily due to the weakening of the US dollar during 2004.
Income from Investing Activities
      Income from investing activities includes the following gains:

	Years Ended
	December 31,

	2004	2003

	($ in millions)
Gain from sale of marketable securities, net	—	—
Income from sale of investments	$0.2	$1.6
Decline in fair value of Crosby Finance, LLC	—	—
Investment impairment charges	—	—

Total income from investing activities	$0.2	$1.6

Provision for Income Taxes
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
      We recorded an income tax provision of $8.7 million for 2004 compared to an income tax provision of $3.7 million for 2003. Our effective tax rate decreased to 19.9% for 2004 from 20.0% for 2003. We currently expect our tax rate to be approximately 20.0-22.0% for 2005.
      We assessed the realization of our deferred tax assets at the end of 2004 and concluded that due to historical and forecasted tax losses, which are primarily attributable to tax deductions for employee stock options and to restructuring costs accrued in prior years, we could not meet the more likely than not standard. Accordingly, we recorded a valuation allowance in 2004 of $10.8 million against our deferred tax assets, primarily various net operating loss and R&D tax credit carryforwards. Approximately $5.7 million of the valuation allowances are allocable to continuing operations and impacted our effective tax rate for the year.

The remaining $5.1 million of valuation allowances reflect the impact of employee stock options and are allocable directly to shareholders equity.
      We are required to reserve for certain loss contingencies relating to, among other things, income taxes. In the ordinary course of global business there are many transactions and calculations where the ultimate tax outcome is uncertain. As a result we are, from time to time, subjected to various US, international and state tax audits. Accordingly, we reserve for potential tax liabilities due in these various jurisdictions. We review these tax reserves annually. In connection with our review of the tax reserves for 2004, we determined that the amount of reserves required for tax exposures was less than the amount recorded in the financial statements. As a result, we reduced the tax reserves by $7.4 million in 2004.

2003 Compared with 2002
     Revenue
      The following tables set forth the amount, percentage of total revenue and percentage increase (decrease) of our revenue by product group, product type and product line:

	Years Ended December 31,

	2003		2002		Percentage
					Increase
	Revenue	Percentage	Revenue	Percentage	(Decrease)

	($ in millions)
Product group:
Enterprise solutions	$235.8	90.7%	$204.7	88.2%	15.2%
Developer solutions	24.1	9.3%	27.4	11.8%	(12.0)%

Total	$259.9	100.0%	$232.1	100.0%	12.0%

Product type:
Authenticators	$129.8	49.9%	$107.8	46.5%	20.4%
Software products	63.9	24.6%	61.2	26.3%	4.4%
Maintenance and professional services	66.2	25.5%	63.1	27.2%	4.9%

Total	$259.9	100.0%	$232.1	100.0%	12.0%

Product line:
Authentication products	$223.4	86.0%	$197.7	85.2%	13.0%
Encryption products	24.0	9.2%	26.3	11.3%	(8.7)%
Web access management products	12.5	4.8%	8.1	3.5%	54.3%

Total	$259.9	100.0%	$232.1	100.0%	12.0%

      The following tables set forth the amount, percentage of total revenue and percentage increase of revenue by regional area:

	Years Ended December 31,

	2003		2002
					Percentage
	Revenue	Percentage	Revenue	Percentage	Increase

	($ in millions)
United States	$155.0	59.6%	$138.6	59.7%	11.8%
Europe and other	80.2	30.9%	70.2	30.3%	14.2%
Asia Pacific	24.7	9.5%	23.3	10.0%	6.0%

Total	$259.9	100.0%	$232.1	100.0%	12.0%

      We believe the increase in total revenue in 2003 as compared to 2002 was primarily attributable to businesses continuing the trend toward permitting remote access to internal resources and Web-enabling existing applications.

      Our RSA SecurID authentication product line generates a substantial portion of our revenue. RSA SecurID credentials (includes hardware and software, smart cards and USB) licensed, in thousands, were as follows:

			Percentage
	2003	2002	Increase

Number of credentials licensed	3,132	2,568	22.0%
      The increase in number of credentials licensed contributed to the increased revenue from our RSA SecurID authentication product line.
      Our sales to the financial services, technology and telecommunications vertical markets continue to provide increased revenue for us. In addition, we believe the increase in our total revenue can be attributed in part to the continued adoption of our authentication products by an increasing number of small and mid-size businesses, combined with existing larger customers expanding their deployments of our products.
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
      The decrease in Developer solutions and encryption revenue during 2003 as compared to 2002 was primarily due to the decrease in the number of technology companies funding development of new information technology products, and the availability of free, “open source” products that compete with our RSA BSAFE product line and which continue to put pressure on our Developer solutions revenue. We believe that our Developer solutions revenue may have benefited from companies’ needs to secure their transactions due to regulatory requirements.
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
     Gross Profit
      The following table sets forth the gross profit and gross margin for products and maintenance and professional services:

	Years Ended December 31,

	2003		2002

	Gross Profit	Gross Margin	Gross Profit	Gross Margin

	($ in millions)
Products(1)	$161.4	83.3%	$112.3	66.4%
Maintenance and professional services	45.3	68.5%	40.9	64.8%

Total	$206.7	79.5%	$153.2	66.0%

(1)	Total gross profit and gross margin and gross profit — products and gross margin — products reflect the reclassification of amortization of technology related intangible assets of $6.6 million from operating expense to cost of revenue for the year ended December 31, 2002, and also reflects the reclassification of impairment of technology related intangible assets of $14.3 million from operating expense to cost of revenue expense for the year ended December 31, 2002.
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
      Allocation of the purchase prices for all four acquisitions completed during 2001 were based on estimates of the fair value of the assets acquired and liabilities assumed based on independent appraisals. These allocations were as follows:

	Estimated Fair Values

			3GI and		Estimated
	Securant	Xcert	Transindigo	Total	Life

	($ in millions)
Assets and liabilities, including cash	$(0.6)	$4.8	$6.8	$11.0
Goodwill	123.6	57.7	13.5	194.8
Intangible assets(1)	19.6	12.9	2.9	35.4	1 to 7 years
Deferred tax liabilities, net(1)	(7.3)	(5.1)	(1.1)	(13.5)
In process research and development	3.8	2.5	1.6	7.9

Total purchase price	139.1	72.8	23.7	235.6
Less: assumption of stock options	—	(3.1)	—	(3.1)
Less: cash acquired	(2.1)	(0.4)	(6.9)	(9.4)

Net cash paid	$137.0	$69.3	$16.8	$223.1

(1)	We recorded an impairment charge of $19.1 million during 2002 to reduce the carrying value of these intangible assets to zero at December 31, 2002. Accordingly, we did not record any amortization expense related to these intangible assets after December 31, 2002. As a result of this impairment charge, we reduced the deferred tax liabilities associated with the intangible assets to zero at December 31, 2002.
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
      Pursuant to an escrow agreement, $10.5 million of the cash purchase price otherwise payable to Xcert’s stockholders was placed in escrow, pending settlement of any claims for breaches of representations, warranties or covenants in the merger agreement. We released all but $0.5 million of the Xcert escrow fund to the selling stockholders in August 2002. We received approximately $0.1 million from the escrow fund in settlement of certain tax issues during 2002, and the balance of the $0.5 million was released to the selling stockholders during 2003.
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
      Restructuring charges accrued and unpaid at December 31, 2003 were as follows:

	Facility Exit		Liquidation
	Costs & Related		of Sweden
	Asset	Severance	Development	Purchased
	Impairments	Costs	Operations	Technology	Total

Balance at January 1, 2001	$0.4	—	—	—	$0.4
Total restructuring charges — 2001	9.7	$5.9	—	$4.4	20.0

Payments — 2001	(0.3)	(4.6)		—	(4.9)
Write offs — 2001	—	—	—	(4.4)	(4.4)

Total payments and write offs — 2001	(0.3)	(4.6)	—	(4.4)	(9.3)

Balance at December 31, 2001	9.8	1.3	—	—	11.1

Restructuring charges — 2002	8.3	5.7	$4.4	—	18.4
Revision of previously recorded restructuring charges — 2002	35.7	—	1.9	—	37.6

Total restructuring charges — 2002	44.0	5.7	6.3	—	56.0

Payments — 2002	(5.8)	(5.6)	(5.7)	—	(17.1)
Write offs — 2002	(12.1)	—	—	—	(12.1)

Total payments and write offs — 2002	(17.9)	(5.6)	(5.7)	—	(29.2)

Balance at December 31, 2002	35.9	1.4	0.6	—	37.9
Revision of previously recorded restructuring charges — 2003	0.8	(0.6)	(0.2)	—	—
Payments — 2003	(8.8)	(0.6)	(0.4)	—	(9.8)
Write offs — 2003	(0.2)	—	—	—	(0.2)

Total payments and write offs — 2003	(9.0)	(0.6)	$(0.4)	—	(10.0)

Balance at December 31, 2003	$27.7	$0.2	—	—	$27.9

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
Interest Expense and Other
      Interest expense and other includes the following:

	Years Ended
	December 31,

	2003	2002

	($ in millions)
Interest expense on 7% convertible debentures	$(5.7)	$(5.7)
Non cash amortization of deferred financing costs	(1.6)	(1.6)
Non cash accretion of warrant value	(1.4)	(1.4)
Interest income net of expense and other	1.3	0.1
Unrealized loss from foreign currency translation	(0.6)	(0.2)

Total interest expense and other	$(8.0)	$(8.8)

      Interest expense, non cash amortization of deferred financing costs and non cash accretion of warrant value included in interest expense and other were incurred in connection with our 7% convertible debentures which we issued in October and November 2001. The increase in interest income net of expense and other in 2003 as compared to 2002 was primarily due to higher cash and cash equivalent balances maintained in 2003 as well as a decrease in fixed asset disposals of $0.8 million in 2003 as compared to 2002. The unrealized loss from foreign currency translation was primarily due to the weakening of the US dollar during 2003.
Income (Loss) from Investing Activities
      Income (loss) from investing activities includes the following gains (losses):

	Years Ended
	December 31,

	2003	2002

	($ in millions)
Gain from sale of marketable securities, net	—	$0.7
Income (loss) from sale of investments	$1.6	(2.9)
Decline in fair value of Crosby Finance, LLC	—	(6.8)
Investment impairment charges	—	(21.9)

Total income (loss) from investing activities	$1.6	$(30.9)

      During 2002, we recognized total investment impairment charges of $21.9 million related to our long-term investments in privately held companies. Included in total investment impairment charges in 2002, and as a result of our initiation of a process to sell our equity investments, we recorded an impairment charge of $12.0 million to reflect the investments at their estimated realizable value, less costs of disposal. Also during 2002, and included in total investment impairment charges, we recorded an impairment charge of $9.9 million based upon valuations and anticipated cash proceeds to reduce the carrying amount of three investments to their estimated fair value for three companies in which we had invested that were in the process of obtaining additional financing or being sold. During 2003, we completed the sale of our equity investments and recorded a gain from the sale of approximately $1.6 million.

      The carrying amount of our 99% interest in Crosby was $0.2 million at December 31, 2003 and 2002, respectively. We accounted for our investment in Crosby under the guidelines of EITF No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.” Accordingly, we carried our interest at fair value with all changes in fair value reported in income from investing activities. We determined the fair value of our interest in Crosby based on the fair value of Crosby’s right to potentially receive additional cash proceeds upon maturity of the variable delivery forward contract (“VDF”). The decline in fair value of our interest in Crosby was $6.8 million for the year ended December 31, 2002.
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

Liquidity and Capital Resources
     Liquidity
      We had $68.2 million in cash and cash equivalents at December 31, 2004, consisting primarily of operating cash and short-term investments. This represents a decrease of $139.1 million in cash and cash equivalents due to an investment of $131.7 million of cash equivalents into marketable securities during the year ended December 31, 2004.
      Cash provided by operations of $52.9 million during 2004 consisted primarily of net income of $34.9 million and a variety of non cash changes, including depreciation.
      Working capital increased by $162.0 million in 2004. This was primarily the result of the conversion of $80.0 million of the principal amount of convertible debentures during 2004, and $52.9 million in cash provided by operating activities and $42.6 million provided by financing activities.
      Any increase or decrease in our accounts receivable balance and accounts receivable days outstanding (calculated as net accounts receivable divided by revenue per day) will affect our cash flow from operations and liquidity. Our accounts receivable and accounts receivable days outstanding may increase due to changes in factors such as the amount of international sales and length of customer’s payment cycle. We also record deferred maintenance billings as accounts receivable, and the timing of these billings affects the accounts receivable days outstanding. Historically, international and indirect customers pay at a slower rate than domestic and direct customers. An increase in revenue generated from international and indirect customers may increase our accounts receivable days outstanding and accounts receivable balance. If the economy deteriorates, we may observe an increase in the length of our customers’ payment cycle. To address increases in accounts receivable balance and to improve cash flow, we may from time to time take actions to encourage earlier payment of receivables. Discounts offered to customers to encourage payment are deducted from revenue. To the extent that our accounts receivable balance increases, we may incur increased bad debt expense and increased estimates for reserves against revenue and will be subject to greater general credit risks.
      Cash used for investing activities of $234.0 million during 2004 consisted primarily of $427.9 million of cash used for the purchase of marketable securities and $11.1 million of cash used to purchase property and equipment and other long term assets, which was partially offset by $205.9 million of cash provided by the sale and maturities of marketable securities. Our plans for future uses of cash may include acquisitions of other entities or technologies and additional purchases of property and equipment. We anticipate capital expenditures will be primarily for purchases of property and equipment and will aggregate approximately $8 to $10 million for 2005. We expect to fund our capital expenditures from cash on hand and cash generated from operations.
      Cash provided by financing activities of $42.6 million during 2004 consisted primarily of proceeds from employee exercises and purchases under our stock option and employee stock purchase plans.

      The following are our contractual commitments associated with our lease obligations and restructurings:

	Years Ending December 31,

	2005	2006	2007	2008	Thereafter	Total

	($ in millions)
Leases	$14.6	$14.6	$14.6	$14.5	$82.6	$140.9
Restructurings	6.0	4.7	4.3	2.9	1.8	19.7

Total commitments	$20.6	$19.3	$18.9	$17.4	$84.4	$160.6

      We have commitments for various operating leases worldwide that expire at various times through 2017 and that are shown below net of existing sublease agreements, excluding facility exit costs included in restructuring charges. The lease commitments of $140.9 million shown also include lease commitments of $14.2 million related to certain exited facilities that have not been reserved for in restructuring charges, which represents our estimated sublease income from these facilities from the end of the period reserved to the end of the lease term. Restructuring commitments shown below are primarily for facility exit costs of up to 60 months of minimum lease payments due under certain excess facilities lease agreements, net of related sublease agreements.
      During October and November 2001, we issued 7% convertible subordinated debentures with an aggregate principal amount of $80.0 million. In June 2004, a holder of a debenture with a principal amount of $10.0 million converted the full amount of this debenture into shares of our common stock, which conversions resulted in the issuance of an aggregate of 727,537 shares of our common stock and the cancellation of the holder’s debenture. After these conversions the remaining aggregate principal amount of the 7% convertible subordinated debentures was $70.0 million. In October 2004, the holders of the remaining outstanding convertible debentures converted the full amount of the debentures into shares of our common stock, which conversions resulted in the issuance of an aggregate of 5,092,760 shares of our common stock and the cancellation of all outstanding 7% convertible subordinated debentures. There were no cash outflows in connection with these conversions.
      In connection with the conversions, we paid interest on the debentures in the aggregate amount of $1.4 million during October 2004. Now that the debentures have converted to common stock, we are no longer obligated to pay any interest on the debentures in the future. We currently have no debt nor have found it necessary, given our success in generating cash from operations and our significant liquidity, to obtain a credit facility.
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
Off Balance Sheet Arrangements
      In November 2000, we transferred approximately 2.6 million shares of VeriSign common stock, which were covered by three forward contracts (“Forwards”) and one VDF, to Crosby Finance, LLC, of which we were, until December 2004, a 99% member. Crosby was a bankruptcy-remote qualified special purpose entity, established specifically to securitize the shares of VeriSign common stock. We accounted for the contribution and the transfer as a sale under SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, we did not consolidate Crosby for accounting purposes. Until December 2004, the counterparty to the VDF contract held the remaining 1% interest in Crosby. On December 30, 2004, we sold our 99% interest in Crosby Finance to Deutsche Bank AG for a purchase price of $.02 million. We have no off-balance sheet arrangements as of December 31, 2004.

Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(In thousands, except per share data)
2004
Revenue	$71,968	$75,577	$76,731	$83,231
Gross profit	58,142	62,114	62,905	69,113
Income before provision for income taxes	8,069	9,971	11,056	14,555
Net income	6,455	7,976	8,741	11,810
Basic earnings per share	$0.11	$0.13	$0.14	$0.17
Diluted earnings per share	$0.10	$0.12	$0.13	$0.16

2003
Revenue	$61,264	$63,402	$64,462	$70,738
Gross profit	48,082	50,380	51,524	56,667
Income before provision for income taxes	2,671	3,750	4,707	7,428
Net income	1,744	3,230	3,648	6,214
Basic earnings per share	$0.03	$0.06	$0.06	$0.10
Diluted earnings per share	$0.03	$0.05	$0.06	$0.10
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
      Our stock price has been volatile and is likely to remain volatile. From December 31, 2003 through February 28, 2005 our stock price has ranged from a per share high of $23.91 to a low of $14.19. A number of factors may contribute to the volatility of our stock price, including:

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
      Unless we keep up with the ongoing changes in e-security technology and standards, then our products could become obsolete. Our success depends in part upon our ability to enhance our existing products and to introduce new, competitively priced products and solutions with features that meet changing market requirements, all in a timely and cost-effective manner. A number of factors, including the following, could have a negative impact on the success of our products:

•	quality, reliability or security failures, which could result in product returns, delays in collecting accounts receivable, unexpected service or warranty expenses, reduced orders and a decline in our competitive position;

•	delays or difficulties in product development;

•	our competitors’ introduction of new products or services ahead of our new products or services, or their introduction of superior or cheaper products or services;

•	the availability of free, unpatented implementations of encryption algorithms and security protocols;

•	the market’s failure to accept new technologies, including connected authentication devices , smart cards, enterprise strong authentication, Web access management, digital certificates and public and private key management;

•	our failure to include features in our products, or obtain industry and governmental certifications, that our customers or U.S. or foreign government regulators may require;

•	our failure to anticipate changes in customers’ requirements; and

•	the implementation of industry or government standards that are inconsistent with the technology embodied in our products.
      To remain competitive we may need to acquire other companies or purchase or license technology from third parties in order to introduce new products or enhance our existing products. We may not be able to find businesses that have the technology we need and, if we find such businesses, may not be able to purchase or license the technology on commercially favorable terms or at all. In addition, acquisitions and technology licenses are difficult to identify and complete for a number of reasons, including the cost of potential transactions, competition among prospective buyers and licensees and the need for regulatory approvals. In order to finance a potential transaction, we may need to raise additional funds by selling our stock or borrowing money. We may not be able to find financing on favorable terms, and the sale of our stock may result in the dilution of our existing stockholders.
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
      If we fail to obtain a sufficient supply of high-quality RSA SecurID authenticators or components, then we may be unable to fill customer orders or may need to replace defective authenticators shipped to our customers. Problems with the availability or quality of our products could cause our revenue to decrease and our costs to increase, damage our reputation in the marketplace and subject us to damage claims from our customers. Examples of quality and possible availability problems include:

•	In 2002 and 2003, our quarterly analysis of historical failure and defective return rates indicated that certain RSA SecurID authenticators produced between 2000 and 2002 were subject to higher defect and failure rates.

•	Many of our suppliers are located outside of the United States. If political, economic, health-related or natural events, such as the U.S. actions in Iraq or the 2004 earthquake and tsunami disasters in Asia, were to affect international trade, then we could experience difficulties in obtaining product components from our international suppliers.

•	We depend on a limited number of suppliers for some of our product components. If our existing suppliers were unable to provide us with a sufficient supply of quality components, then we would have to expend significant resources to find new suppliers, and it is possible that we would be unable to find new suppliers in a timely manner.
      If we fail to remain competitive, then we could lose market share for our established products or fail to gain market share for our less mature products. A number of competitive factors could cause us to lose potential sales or to sell our products at lower prices or at reduced margins, including, among others:

•	Some of our competitors offer e-security products with features and functionality that our products do not currently offer or at a lower price than we offer.

•	Some computer and software companies that have not traditionally offered e-security products are now offering free or low-cost e-security products and functionality bundled with their own computer and software products.

•	Some of our current and potential competitors have greater financial, marketing and technical resources than we do, allowing them to leverage an installed customer base and distribution network, adapt more quickly to new technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can.

•	Our industry is undergoing consolidation, with larger firms acquiring some of our competitors. A larger firm that acquires a competitor may be a greater threat to us than the original, smaller competitor was for the reasons described in the immediately preceding bullet point.

•	Our issued U.S. patents expire at various dates ranging from 2005 to 2018. When each of our patents expires, competitors may develop and sell products based on the same or similar technologies as those covered by the expired patent.

•	The expiration of some of our patents has also permitted the use and distribution of “freeware,” free versions of some of our technology, and we believe that some potential customers may be choosing to use freeware instead of buying our products.

•	Many companies have reduced their information technology budgets due to the current economic conditions, which could make competition more intense because we are competing for fewer customer dollars.
      International sales make up a significant portion of our business. International sales accounted for more than 40% of our total revenue in each of the years ended December 31, 2004, 2003 and 2002. There are certain risks inherent in doing business internationally, including:

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

      During times when the global economy experiences weakness or uncertainty, we may have difficulty selling our products and services. The global economy, especially the technology sector, can be volatile, and an economic slowdown can have serious negative consequences for our business and operating results. For example, during a period of economic weakness or uncertainty, current or potential customers may defer purchases, go out of business or have insufficient capital to buy or pay for our products. Companies may also reduce their budgets for information technology products and services, which could reduce or eliminate some potential sales of our products and services. In addition, if our resellers and distributors experience financial difficulties due to an uncertain economy, then we may have difficulty selling to and collecting money from those resellers and distributors.
      Our excess facilities are costly. We currently lease a number of excess, unused or under-used facilities, and our lease commitments for some of these facilities will not expire for several years. Although we have found sublessees for substantially all of these facilities, if any of our sublessees were to fail to pay their portion of the rent to our landlords due to financial difficulties or for any other reason, then we would be responsible for paying the full rental amount.
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
      Our industry is highly litigious. From time to time, we have been involved in disputes with third parties who allege that our products may infringe intellectual property rights held by the third parties. Any litigation carries a number of significant risks, including:

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

      Our marketable securities and cash equivalent investments are generally high credit quality instruments, primarily U.S. Treasury and government agency obligations, taxable municipal obligations and money market investments with the average maturity of the total investment portfolio being two years or less. For securities where the interest rate is adjusted periodically, the reset or auction date will be used to determine the maximum maturity date. Accordingly, we believe that our potential interest rate exposure in investments is not material.
      We also currently have no debt. Accordingly, we have no direct exposure to movements in interest rates.
      As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as our business practices evolve and could have a material adverse impact on our financial results. Our primary exposures to fluctuations in foreign currency exchange rates relate to sales and operating expenses denominated in currencies other than the US dollar. The operations of our foreign subsidiary in Ireland are measured using the U.S. dollar as its functional currency, while all of our other foreign branches and subsidiaries operations are measured using the local currencies as the functional currencies. Our sales to our customers in countries outside of the United States are primarily billed through Ireland and are thus denominated in U.S. dollars. When we do invoice customers in a non U.S. dollar currency, we are exposed to foreign exchange fluctuations from the time of invoice until collection occurs. In Ireland, where we invoice our customers in U.S. dollars, we pay our operating expenses in local currencies. Accordingly, fluctuations in the Euro relative to the U.S. dollar are reflected directly in our income statement. We are also exposed to foreign currency rate fluctuations between the time we collect in U.S. dollars and the time we pay our operating expenses in local currency. Fluctuations in foreign currency exchange rates could affect the profitability and cash flows in U.S. dollars of our products sold in international markets.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
RSA Security Inc. and Subsidiaries:
      We have audited the accompanying consolidated balance sheets of RSA Security Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in Item 15 (a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of RSA Securities Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
RSA Security Inc. and Subsidiaries:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that RSA Security Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004 of the Company and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 11, 2005

RSA SECURITY INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,

	2004	2003

	(In thousands, except
	share data)
ASSETS
Current assets
Cash and cash equivalents	$68,210	$207,323
Marketable securities	221,509	—
Accounts receivable (less allowance for doubtful accounts of $1,672 in 2004 and $1,849 in 2003)	53,494	34,085
Inventory	3,465	4,011
Prepaid expenses and other assets	8,702	6,641
Refundable income taxes	3,146	11,062
Deferred taxes	2,459	2,942

Total current assets	360,985	266,064

Property and equipment, net	70,700	68,149
Other assets
Goodwill, net	172,736	189,260
Deferred taxes	8,222	—
Other	12,184	6,879

Total other assets	193,142	196,139

	$624,827	$530,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Convertible debentures	$—	$78,877
Accounts payable	10,995	8,021
Accrued payroll and related benefits	18,964	16,246
Accrued expenses and other liabilities	18,952	19,730
Current portion of accrued restructurings	6,031	9,043
Income taxes accrued and payable	22,479	29,128
Deferred revenue	51,135	34,625

Total current liabilities	128,556	195,670

Deferred taxes, long-term	—	7,046
Accrued restructurings, long-term	13,682	18,861
Other	6,057	—

Total liabilities	148,295	221,577

Commitments and Contingencies
Stockholders’ equity
Common stock, $0.01 par value; authorized 300,000,000 shares; issued 71,567,587 and 62,144,158 shares, outstanding 71,567,587 and 60,870,590 shares in 2004 and 2003, respectively	716	621
Additional paid-in capital	119,527	—
Retained earnings	353,343	359,730
Treasury stock, at cost; zero and 1,273,568 shares in 2004 and 2003, respectively	—	(53,852)
Accumulated other comprehensive income	2,946	2,276

Total stockholders’ equity	476,532	308,775

	$624,827	$530,352

See accompanying notes to consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenue
Products	$232,497	$193,664	$168,954
Maintenance and professional services	75,010	66,202	63,130

Total revenue	307,507	259,866	232,084

Cost of revenue
Products	31,423	32,329	35,772
Maintenance and professional services	23,302	20,877	22,207
Impairment of technology related intangible assets	—	—	14,333
Amortization of technology related intangible assets	508	7	6,587

Total cost of revenue	55,233	53,213	78,899

Gross profit	252,274	206,653	153,185

Costs and expenses
Research and development	61,887	53,629	55,061
Marketing and selling	110,248	94,298	100,673
General and administrative	32,638	33,776	30,256
Restructurings	782	—	56,036
Impairment of intangible assets	—	—	4,807
Amortization of intangible assets	—	—	3,337

Total	205,555	181,703	250,170

Income (loss) from operations	46,719	24,950	(96,985)
Interest expense and other	(3,278)	(7,962)	(8,778)
Income (loss) from investing activities	210	1,568	(30,937)

Income (loss) before provision (benefit) for income taxes	43,651	18,556	(136,700)
Provision (benefit) for income taxes	8,669	3,720	(39,876)

Net income (loss)	$34,982	$14,836	$(96,824)

Basic earnings (loss) per share
Per share amount	$0.54	$0.25	$(1.71)

Weighted average shares	64,309	58,758	56,621

Diluted earnings (loss) per share
Per share amount	$0.51	$0.24	$(1.71)

Weighted average shares	64,309	58,758	56,621
Effect of dilutive equity instruments	4,329	3,546	—

Adjusted weighted average shares	68,638	62,304	56,621

See accompanying notes to consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

							Accumulated
							Other
	Common Stock		Additional		Treasury Stock		Comprehensive	Total
			Paid-in-	Retained			Income	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Equity

	(In thousands, except share data)
Balance, January 1, 2002	62,144,158	$621	$124,022	$451,320	5,734,276	$(218,081)	$(4,469)	$353,413

Issuance of common stock from exercise of stock options and purchase plans			(23,566)		(656,813)	27,527		3,961
Tax benefit on the exercise of stock options			328					328
Stock compensation			40					40
Comprehensive loss:
Translation adjustments							2,938	2,938
Unrealized loss on marketable securities, net of tax							(422)	(422)
Net loss				(96,824)				(96,824)

Total comprehensive loss								(94,308)

Balance, December 31, 2002	62,144,158	621	100,824	354,496	5,077,463	(190,554)	(1,953)	263,434

Issuance of common stock from exercise of stock options and purchase plans			(106,309)	(9,602)	(3,803,895)	136,702		20,791
Tax benefit on the exercise of stock options			5,485					5,485
Comprehensive income:
Translation adjustments							4,229	4,229
Net income				14,836				14,836

Total comprehensive income								19,065

Balance, December 31, 2003	62,144,158	621	—	359,730	1,273,568	(53,852)	2,276	308,775
Issuance of common stock from exercise of stock options and purchase plans	3,602,029	37	30,013	(41,369)	(1,323,568)	54,763		43,444
Issuance of common stock from debt conversion	5,820,297	58	79,942					80,000
Tax benefit on the exercise of stock options (net of valuation allowance of $5,125)			9,552					9,552
Stock compensation	1,103		20					20
Share repurchase program					50,000	(911)		(911)
Comprehensive income:
Translation adjustments							942	942
Unrealized loss on marketable securities, net of tax							(272)	(272)
Net income				34,982				34,982

Total comprehensive income								35,652

Balance, December 31, 2004	71,567,587	$716	$119,527	$353,343	—	—	$2,946	$476,532

See accompanying notes to consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities
Net income (loss)	$34,982	$14,836	$(96,824)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,174	13,223	16,612
Amortization of goodwill and intangible assets	—	—	9,924
Tax benefit from exercise of stock options	9,552	5,485	328
Restructuring	—	—	9,242
Amortization of convertible debentures deferred financing costs	1,271	1,605	1,611
Warrant accretion	1,123	1,400	1,375
(Income) loss from investing activities	(398)	(1,542)	2,249
Investment valuation impairment	188	(26)	28,689
Impairment of intangible assets	—	—	19,140
Deferred taxes	1,891	11,825	2,204
Increase (decrease) in cash from changes in, net of the effect of acquisitions:
Accounts receivable	(18,968)	2,082	22,782
Inventory	546	(1,676)	6,923
Prepaid expenses and other assets	(1,917)	(846)	5,482
Accounts payable	2,870	916	(198)
Accrued payroll and related benefits	2,358	4,201	(472)
Accrued expenses and other liabilities	(1,019)	1,945	3,037
Accrued restructurings	(8,191)	(9,781)	27,566
Refundable income taxes and income taxes accrued and payable	1,270	36,657	(21,459)
Deferred revenue	16,209	1,202	3,825

Net cash provided by operating activities	52,941	81,506	42,036

Cash flows from investing activities
Purchases of marketable securities	(427,878)	—	—
Sales and maturities of marketable securities	205,950	—	1,150
Purchases of property and equipment	(11,088)	(4,247)	(4,665)
Investments	28	3,041	317
Acquisitions, net of cash acquired	—	3,370	(997)
Other	(1,001)	(1,377)	(117)

Net cash (used for) provided by investing activities	(233,989)	787	(4,312)

Cash flows from financing activities
Proceeds from exercise of stock options and purchase plans	43,464	20,791	3,961
Share repurchase program	(911)	—	—
Other	—	—	(18)

Net cash provided by financing activities	42,553	20,791	3,943

Effect of exchange rate changes on cash and cash equivalents	(618)	1,209	(583)

Net (decrease) increase in cash and cash equivalents	(139,113)	104,293	41,084
Cash and cash equivalents, beginning of year	207,323	103,030	61,946

Cash and cash equivalents, end of year	$68,210	$207,323	$103,030

Other cash flow information:
Cash payments for interest expense	$7,103	$5,724	$3,947
Cash payments for income taxes	$3,238	$1,749	$1,791
      Supplemental disclosure of non-cash financing activities:
      In 2004, the holders of our convertible debentures with a principal amount of $80,000 converted the full amount of the debentures into shares of our common stock. These conversions resulted in the issuance of an aggregate of 5,820,297 shares of our common stock and the cancellation of the holders’ debentures. We made no principal payment in connection with the conversions. These conversions resulted in the increase of additional paid in capital of $79,942 and an increase in the value of our common stock of $58 during the twelve months ending December 31, 2004.
See accompanying notes to consolidated financial statements

RSA SECURITY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share data)

1.	Nature of Business and Summary of Significant Accounting Policies
      Nature of Business — RSA Security Inc. and its consolidated subsidiaries are focused on helping customers confidently protect and manage identities and information access. With approximately 17,000 customers worldwide, RSA Security has a 20-year track record of award-winning solutions. Built to work seamlessly in heterogeneous environments, our portfolio of identity access and management solutions is designed to inspire customers to confidently exploit the full power of the Internet as well as secure access to valuable information assets in their enterprise networks
      Principles of Consolidation — The consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
      Use of Estimates — The preparation of our consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates.
      Revenue Recognition — Revenue is recognized when earned. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. We recognize revenue from licensing other intellectual property when evidence of an arrangement exists, the fee is fixed or determinable and collection is considered probable. We reduce revenue by provisions for estimated returns. When arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, we recognize revenue for the delivered elements using the residual method. For arrangements containing multiple elements where vendor specific objective evidence of fair value does not exist for all undelivered elements, we defer revenue for the delivered and undelivered elements until vendor specific objective evidence of fair value exists or all elements have been delivered. We recognize revenue upon shipment of product to its stocking distributors, net of estimated returns. We defer maintenance services revenue, whether sold separately or as part of a multiple element arrangement, and recognize it ratably over the term of the maintenance contract, generally twelve months.
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
      For arrangements which contain an initial prepaid license fee with the payment of ongoing royalties, we recognize revenue on the initial prepaid license fee when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable. The ongoing royalties are recognized at the time a reliable estimate can be made of the actual usage that has occurred, provided collection is probable. Annual license fees or onetime license fee arrangements typically contain non-refundable terms, therefore we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable.
      We recognize revenue allocated to professional service elements as the services are performed. When the customization is essential to the functionality of the licensed software, then both the software license and professional services revenue are recognized under the percentage of completion method, which requires

RSA SECURITY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
      The following table presents changes in the allowance for doubtful accounts:

	2004	2003	2002

Balance, beginning of period	$1,849	$2,494	$2,659
Provision for doubtful accounts	—	—	1,553
Write-offs	(429)	(1,461)	(3,159)
Recoveries of accounts previously written off	252	816	1,441

Balance, end of period	$1,672	$1,849	$2,494

      Allowance for Warranty Obligations — Our standard practice is to provide a warranty on all RSA SecurID® hardware authenticators for the customer selected programmed life of the authenticator (generally two to five years) and to replace any defective authenticators (other than authenticators damaged by a user’s abuse or alteration) free of charge. We sell our other products to customers with a warranty for product defects for a specified period, generally ninety days. We provide reserves for warranty obligations based on historical failure and defective return rates and include these costs as a component of product cost of revenue. We reevaluate the estimate of warranty and defective return obligations, including the assumptions about estimated failure and return rates, each quarter.
      During 2002 and 2003, our quarterly analysis of historical failure and defective return rates indicated that certain authenticators produced between 2000 and 2002 were subject to higher defect and failure rates. We have increased our provisions for warranty expense accordingly. We continue to monitor warranty claims and reevaluate its estimate of warranty and defective return obligations in future periods, which may result in recording additional warranty expense.
      We monitor warranty claims and address defects through our quality and design processes, which are managed by our product engineering, quality control and technical support organizations. During the last several years, we have increased resources and initiated new programs to build an expanded family of high performance authentication solutions. These programs have resulted in the redesign and re-engineering of authenticator products to improve performance and reliability by incorporating new microprocessors, electronics, firmware and batteries with longer lives.

RSA SECURITY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Accrued warranty reserve is included in accrued expenses and other liabilities in the consolidated balance sheets. The following table presents changes in the warranty reserve:

	Years Ended December 31,

	2004	2003	2002

Balance, beginning of period	$3,878	$1,566	$124
Provision for warranty expense	209	4,614	2,752
Deductions	(2,188)	(2,302)	(1,310)

Balance, end of period	$1,899	$3,878	$1,566

      Cash Equivalents — All highly liquid investments purchased with a remaining maturity of three months or less at the date of purchase are considered cash equivalents.
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
      Goodwill and Intangible Assets — Goodwill and other acquisition related identifiable intangible assets are stated at fair value as of the date acquired in a business acquisition accounted for as a purchase, net of accumulated amortization. Effective January 1, 2002 the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” required that the amortization of goodwill and indefinite lived intangible assets be discontinued, and instead be evaluated at least annually for impairment. Accordingly, we discontinued amortizing goodwill and indefinite lived intangible assets as of January 1, 2002. We evaluate goodwill for impairment on November 30 of each year and at an interim date if events or circumstances occur that would more likely than not reduce the fair value of the goodwill below its carrying amount. We evaluate the carrying value of goodwill and other intangible assets against the estimated fair value of its assets and will record an impairment charge in the amount by which the carrying value of the assets exceed their estimated fair value. Estimated fair value is determined based on estimated discounted future cash flows or a market multiple valuation method. There were no impairments recorded in 2004 and 2003.
      The following table presents changes in goodwill for 2004 and 2003:

	2004	2003

Balance, beginning of period	$189,260	$192,629
Tax benefit from utilization of acquisition net operating losses	(12,578)	—
Tax benefit of deductible acquisition costs	(3,946)	—
Acquisition escrow fund settlements	—	(3,369)

Balance, end of period	$172,736	$189,260

RSA SECURITY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      We utilized approximately $35,937 of acquisition related net operating loss carryforwards in 2004. The applicable $12,578 tax benefit reduced goodwill in 2004. The tax benefit from any future utilization of the remaining acquisition related net operating loss carryforwards will also reduce the carrying value of goodwill and other intangible assets which arose from the acquisitions that we completed in 2001.
      We had recorded a deferred tax liability for merger expenses of $3,946 at December 31, 2003. This represents the tax benefit of an amount that was deducted for tax purposes in 2001 but was not deducted for financial statement purposes. The deferred tax liability was eliminated in 2004 and the applicable tax benefit reduced goodwill.
      We received $3,369 from escrow funds of prior acquisitions during the year ended December 31, 2003 in final settlement of outstanding escrow fund claims, which resulted in a decrease to goodwill of $3,369.
      Impairment of Long-Lived Assets Other Than Goodwill — We test long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The recoverability of long-lived assets is assessed by comparing the undiscounted cash flows expected to be generated to the carrying value of the assets. If the sum of the undiscounted cash flows is less than the carrying value of the assets, an impairment charge is recognized. The amount of an impairment charge is determined by comparing the carrying amount of the long-lived asset to its fair value. Fair value is determined based on estimated discounted cash flows.
      Deferred Financing Costs — Deferred financing costs include investment bank fees, legal fees and other financing costs paid in connection with the issuance of convertible debentures and are included on the consolidated balance sheets in other assets. Deferred financing costs were amortized over the period the convertible debentures were outstanding using the straight line method, which was not materially different from the effective interest rate method. All deferred financing costs were fully amortized as of December 31, 2004.
      Financial Instruments — The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.
      Investments where our ownership is less than 20% and we do not have significant influence on the operating or financial decisions of the investee are accounted for using the cost method. The carrying value of these investments is equal to cost less investment valuation impairment charges. We regularly consider available evidence in evaluating its investments for potential impairment. Certain events, such as an initial public offering, could result in the reclassification of an investment to an available for sale marketable security.
      Research and Development — Research and development costs are expensed as incurred.
      Advertising — Advertising costs are expensed as incurred and were approximately $2,416, $869 and $2,950 in 2004, 2003 and 2002, respectively.
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

RSA SECURITY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Income taxes are provided on undistributed earnings of foreign subsidiaries where such earnings are expected to be remitted to the U.S. parent company. We determine annually the amount of unremitted earnings of foreign subsidiaries to invest indefinitely in non-U.S. operations. Unrecognized provisions for taxes on undistributed earnings of foreign subsidiaries, which are considered permanently invested, are not material to our consolidated financial position or results of operations.
      Foreign Currency — The financial statements of our foreign subsidiary in Ireland are measured using the U.S. dollar as its functional currency. The financial statements of all other of our foreign branches and subsidiaries are measured using the local currencies as the functional currencies. In circumstances where the functional currency is the local currency, assets and liabilities are translated to their U.S. dollar equivalents at balance sheet date exchange rates and revenue and expenses are translated from functional currencies to U.S. dollar equivalents at average exchange rates in effect during the year. Any gain or loss from these translations are included in accumulated other comprehensive income. Foreign currency transaction gains and losses and transaction gains or losses arising from Ireland are included in interest expense, income and other in the consolidated statements of operations.
      Earnings (Loss) Per Share — We compute basic earnings (loss) per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of shares outstanding plus the effect of potential outstanding shares, including options and warrants, using the “treasury stock” method. Diluted loss per share excludes the effect of equity instruments including convertible debentures, options and warrants, as such instruments are antidilutive.
      Common Stock Warrants — Warrants to purchase shares of our common stock are recorded at fair value. We estimate the fair value of warrants using the Black-Scholes model at the time of issuance. The fair value of the warrants was amortized to expense over the expected life of the related 7% convertible debentures using the straight-line method, which was not materially different than the effective interest rate method.
      Treasury Stock — Shares of our common stock that are repurchased are recorded in treasury stock at cost and included as a component of stockholders’ equity. We relieve the costs associated with the reissuance of shares of common stock out of treasury using the first-in, first-out method.
      Concentration of Credit Risk — We provide e-security solutions to various customers in diverse industries. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. We had two significant customers who are distributors, whose aggregate balances accounted for approximately 19% and 20% of total accounts receivable as of December 31, 2004 and December 31, 2003, respectively.
      Stock-Based Compensation Plans — Stock-based compensation cost is accounted for using the intrinsic value method. Under this intrinsic value method, compensation expense, if any, is recognized based on the difference between the fair value of the underlying stock and the price of the option at the measurement date. Measurement date is defined as that time when both the number of shares and the exercise price become known. The measurement date is generally the date the award is made.

RSA SECURITY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Pro Forma Disclosure — Had we recognized compensation costs for our stock option and purchase plans based on the fair value for awards under our stock compensation plans, pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

	Years Ended December 31,

	2004	2003	2002

Net income (loss) as reported	$34,982	$14,836	$(96,824)
Add: stock-based compensation expense included in reported net income (loss), net of related tax effects	20	—	40
Less: stock based compensation expense determined under fair value method for all awards, net of related tax effects	(27,598)	(36,178)	(37,716)

Pro forma net income (loss)	$7,404	$(21,342)	$(134,500)

Net income (loss) per share:
Basic earnings (loss) per share — as reported	$0.54	$0.25	$(1.71)

Basic earnings (loss) per share — pro forma	$0.12	$(0.36)	$(2.38)

Diluted earnings (loss) per share — as reported	$0.51	$0.24	$(1.71)

Diluted earnings (loss) per share — pro forma	$0.11	$(0.36)	$(2.38)

      The fair values used to compute pro forma net income (loss) per share were estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,

	2004	2003	2002

Stock Option Plans:
Risk-free interest rate	3.0%	2.8%	3.8%
Expected life of option grants (years)	4.19	4.3	4.4
Expected volatility of underlying stock	84.0%	87.0%	90.0%
Expected dividend payment rate	0.0%	0.0%	0.0%
Expected forfeiture rate	7.5%	7.5%	7.5%
Weighted average fair value of stock options granted	$10.98	$6.57	$3.11
Employee Stock Purchase Plan:
Risk-free interest rate	1.0%	1.1%	1.7%
Expected life of option grants (years)	0.5	0.5	0.5
Expected volatility of underlying stock	40.0%	77.0%	112.0%
Expected dividend payment rate	0.0%	0.0%	0.0%
Weighted average fair value of purchase rights granted	$3.99	$2.68	$2.14
      Reclassification — Certain previously disclosed and prior year amounts in 2003 have been reclassified to conform to the 2004 presentation, including accounts receivable and accrued expenses of $775 for the year ended December 31, 2003.
      Future Accounting Pronouncements — On December 16, 2004, FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” titled “Share-Based Payment.” This revision requires that all share-based payments to employees, including grants of employee stock options, be recognized in the consolidated statement of operations based on their fair values. The revision will be effective for public companies for fiscal periods beginning after June  15, 2005. The standard offers alternative methods

RSA SECURITY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
of adopting the final rule. We have not yet determined which alternative method we will use and the impact on our financial statements.

2.	Investments and Financial Instruments
      Our marketable securities at December 31, 2004 were as follows:

		Net
		Unrealized
	Cost Basis	Losses	Recorded Basis

Debt securities recorded at market, maturing
Within one year	$70,111	$(133)	$69,979
Greater than one year	151,816	(285)	151,530

Total marketable securities	$221,927	$(418)	$221,509

	Amortized	Accrued	Unrealized	Unrealized	Estimated
	Cost	Interest	Gains	Losses	Fair Value

US Government and agency securities	$50,809	$440	$30	$(285)	$50,994
Corporate debt securities	27,780	147	—	(163)	27,764
Auction rate securities	142,550	201	—	—	142,751

Total marketable securities	$221,139	$788	$30	$(448)	$221,509

      We have determined that the gross unrealized losses on our investment securities at December 31, 2004 are temporary in nature. We review our investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. All of our fixed income securities are rated investment grade or better. As of December 31, 2004, 48 marketable securities held were in gross unrealized loss positions.
      Our investments were as follows at:

	December 31,

	2004	2003

Equity securities recorded at cost	$—	$1,000
Impairment of equity securities recorded at cost	—	(1,000)

Total equity securities recorded at cost	—	—

Investment in Crosby Finance, LLC	—	208

Total investments	$—	$208

      Equity securities recorded at cost include preferred stock and common stock that is not publicly traded or whose sale is prohibited by contractual or statutory restrictions.

RSA SECURITY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Income (loss) from investing activities includes the following gains (losses):

	Years Ended December 31,

	2004	2003	2002

Gain on sale of marketable securities, net	$—	$—	$834
Income (loss) on sale of investments	398	1,542	(3,082)
Increase (decline) in fair value of Crosby Finance, LLC	(188)	26	(6,823)
Investment impairment charges	—	—	(21,866)

Total income (loss) from investing activities	$210	$1,568	$(30,937)

      During 2002, we recognized investment impairment charges totaling $21,866 related to its investments in privately held companies. Included in total investment impairment charges in 2002 and as a result of our initiation of a process to sell our equity investments we recorded an impairment charge of $11,966 to reflect the investments at their estimated realizable value, less costs of disposal. Also during 2002, and included in total investment impairment charges, we recorded an impairment charge of $9,900 to reduce the carrying amount of three investments to their estimated fair values. We considered offers to buy, recent valuations and current financial positions of the investments in estimating realizable value. Estimated realizable value of these investments less costs of disposal was $1,400 and was included in investments on the consolidated balance sheet at December 31, 2002. We completed the sale of these investments during 2003 and recognized income of $1,542 from the sale of investments.
      In November 2000, we transferred 2,636,916 shares of VeriSign, Inc. (“VeriSign”) common stock, which was covered by three forward contracts (“Forwards”) and one variable delivery forward (“VDF”), to Crosby Finance, LLC, of which we were, until December 2004, a 99% member. Crosby was a bankruptcy-remote qualified special purpose entity, established specifically to securitize the shares of VeriSign common stock. We accounted for the contribution and the transfer as a sale under SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, we did not consolidate Crosby for accounting purposes. Until December 2004, the counterparty to the VDF contract held the remaining 1% interest in Crosby.
      At December 31, 2003, Crosby held 2,027,325 shares of VeriSign common stock and the VDF contract. The VDF contract entitled Crosby to receive cash proceeds of up to $35,336 depending on the market price of VeriSign common stock on January  3, 2006. The closing price of VeriSign’s common stock on The NASDAQ National Market on December 31, 2003 was $16.30 per share. Unless the value of the VeriSign stock were to appreciate to at least $87.16 per share in January 2006, Crosby would not be entitled to any cash proceeds. Crosby had no liability or obligation to its members or to the counterparty to the VDF contract other than to deliver the shares of VeriSign common stock to the counterparty upon maturity of the VDF contract and to distribute the cash proceeds, if any, to its members. After settlement of the VDF in January 2006, Crosby would dissolve.
      The carrying amount of our 99% interest in Crosby was $208 at December 31, 2003, and was included in other assets on the consolidated balance sheets. We accounted for our investment in Crosby under the guidelines of EITF No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes.”
      On December 30, 2004, we sold our 99% interest in Crosby Finance to Deutsche Bank AG for a purchase price of $20.

RSA SECURITY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

3.	Property and Equipment
      Property and equipment were as follows:

	December 31,

	2004	2003

Land	$7,593	$7,068
Building	22,257	20,707
Furniture and equipment	90,387	83,058
Construction in progress	3,357	298

Leasehold improvements	32,811	32,435

Total	156,405	143,566
Less: Accumulated depreciation and amortization	(85,705)	(75,417)

Property and equipment, net	$70,700	$68,149

4. Intangible Assets, Net
      Intangible assets other than goodwill, included in other non current assets in the consolidated balance sheets, consisted of the following:

	December 31,

	2004	2003

Licensed technologies, gross	$3,454	$1,554
Accumulated amortization	(515)	(7)

Total intangible assets, net	$2,939	$1,547

      The estimated useful lives of our intangible assets are 2-6 years. The future estimated amortization expense of our intangible assets is as follows: 2005 — $1,030, 2006 — $630, 2007 — $550, 2008 — $250, 2009 and thereafter — $479.

5.	Convertible Debentures
      During October and November 2001, we issued 7% convertible debentures with an aggregate principal amount of $80,000.
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
      The remaining debentures were scheduled to mature on October 17, 2004, unless redeemed earlier by us or converted into shares of our common stock at the holder’s option. In October 2004, the remaining holders of our outstanding 7% convertible debentures converted the full amount of the debentures in several tranches over the course of two weeks: $750 of the debentures were converted on October 5, 2004; $50,500 of the debentures were converted on October 13, 2004; and the remaining $18,750 of the debentures were converted on October 15, 2004. These conversions resulted in the issuance of an aggregate of 5,092,760 shares of our common stock and the cancellation of all of our outstanding 7% convertible subordinated debentures. We made no principal payment in connection with any of the conversion.

RSA SECURITY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

6.	Stockholders’ Equity
      Common Stock Warrants — In connection with the issuance of our 7% convertible debentures in October and November 2001, we issued warrants to the convertible debenture holders to purchase shares of our common stock. The holders may exercise the warrants for an aggregate of 873,045 shares of our common stock at an exercise price of $13.745 per share. The exercise price of the warrants may be adjusted under certain circumstances, such as events that would cause dilution of the holder’s interest. The warrants were immediately exercisable upon issuance and expire on October 17, 2006. We recorded the fair market value of the warrants as additional paid-in capital. As of December 31, 2004, none of the warrants have been exercised.
      Stockholder Rights Plan — On July 20, 1999, our Board of Directors adopted a Stockholder Rights Plan, and a Rights Agreement to govern the Plan, under which common stock purchase rights (each, a “Right”) were distributed to our stockholders at the rate of one Right for each share of our common stock. Each Right entitles the stockholder that owns the Right to purchase one share of our common stock at a purchase price of $83.33 per share, subject to adjustment (the “Purchase Price”). Our stockholders may exercise the Rights (1) if another party acquires, or obtains the right to acquire, beneficial ownership of 15% or more of our common stock, or (2) upon the commencement of a tender or exchange offer that, if consummated, would result in another party acquiring 15% or more of our common stock. In the event of such an acquisition or similar event, each Right, other than those owned by the acquiring party, will enable the stockholder that owns the Right to purchase the number of shares of our common stock that equals the Purchase Price divided by one-half of the current market price (as defined in the Rights Agreement) of the common stock.
      In addition, if we are involved in a merger or other transaction with another company in which we are not the surviving corporation, or if we sell or transfer 50% or more of our assets or earning power to another company, each Right will entitle the stockholder that owns it to purchase the number of shares of common stock of the acquiring company that equals the Purchase Price divided by one-half of the current market price of the acquiring company’s common stock. We are generally entitled to redeem the Rights at $0.001 per Right at any time until the tenth business day after the later of (1) a public announcement that an acquiring party has acquired, or obtained the right to acquire, 15% or more of our common stock or (2) the actual knowledge by any of our executive officers of such an acquisition. Unless the Rights are redeemed or exchanged earlier, they will expire on July 20, 2009.
      Share Repurchase Program — We have maintained a common stock repurchase program since September 2004. Under the current program, we are authorized to repurchase up to 6,700,000 shares of our common stock through December 31, 2005. We may make repurchases in the open market or through negotiated transactions from time to time depending on market conditions. We use repurchased shares for stock option and employee stock purchase plans, and for general corporate purposes. Since the repurchase program was authorized, we have repurchased an aggregate of 50,000 shares for $911.

7.	Stock Option and Purchase Plans
      Our 1994 Stock Option Plan, as amended — 1998 Restatement, as amended (“1994 Plan”), allowed us to grant to our employees, officers, directors and consultants options to purchase common stock intended to qualify as incentive stock options, options that do not qualify as incentive stock options (non-statutory options), restricted stock awards and other stock-based awards. In 2004, the 1994 Plan expired in accordance with its terms, except with respect to awards already granted, and we no longer grant awards under this plan.
      Our Amended and Restated 1998 Non-Officer Employee Stock Incentive Plan, as amended (“1998 Plan”), allows us to grant non-statutory stock options, restricted stock awards, and other stock-based awards to our employees, consultants and advisors, other than those who are also officers within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended. In general, stock options granted under the 1998 Plan become exercisable as to 25% of the shares subject to each option on the first anniversary of the

RSA SECURITY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
grant date and in equal quarterly installments thereafter for three years. In general, no installment is exercisable after the fourth anniversary of the date on which such installment first becomes exercisable, and options generally expire eight years from the grant date. At December 31, 2004, there were 21,062,764 shares authorized and 5,417,618 shares available for grant under the 1998 Plan.
      A summary of stock option activity under all plans follows:

		Weighted Average
		Exercise Price
	Shares	Per Share

Outstanding at January 1,2002	11,948,019	$21.07
Granted	8,516,721	4.61
Exercised	(218,399)	6.95
Canceled and expired	(3,718,092)	21.54

Outstanding at December 31, 2002	16,528,249	12.48
Granted	4,955,700	9.96
Exercised	(3,033,433)	5.90
Canceled and expired	(1,557,309)	14.48

Outstanding at December 31, 2003	16,893,207	12.70
Granted	3,289,950	17.46
Exercised	(4,624,726)	8.62
Canceled and expired	(1,069,587)	17.29

Outstanding at December 31, 2004	14,488,844	$14.68

Exercisable at December 31, 2002	8,648,763	$14.45

Exercisable at December 31, 2003	8,450,301	$15.99

Exercisable at December 31, 2004	6,949,440	$17.44

      The following table sets forth information regarding stock options outstanding at December 31, 2004 under all plans:

					Weighted
			Weighted Average		Average Exercise
		Weighted	Remaining	Number	Price for
	Number of	Average	Contractual Life	Currently	Currently
Range of Exercise Prices	Shares	Exercise Price	(Years)	Exercisable	Exercisable

$ 2.93- 4.04	1,421,146	$3.90	5.5	257,696	$3.95
$ 4.42- 6.30	2,675,928	$4.91	5.5	1,520,883	$4.98
$ 6.65- 9.35	837,398	$8.08	5.1	690,637	$8.28
$ 9.99-14.67	2,539,596	$12.85	6.9	518,818	$12.46
$15.00-21.71	4,374,588	$17.61	6.3	1,429,874	$18.13
$22.69-32.96	2,287,117	$28.15	3.7	2,186,627	$28.19
$34.03-49.38	353,071	$37.36	3.7	344,905	$37.40

$ 2.93-49.38	14,488,844	$14.68	5.6	6,949,440	$17.44

      Our 1994 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), provides for sales of common stock to participating employees at prices of not less than 85% of the closing price of our common stock on The NASDAQ National Market on either the first day or the last day of the offering period,

RSA SECURITY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
whichever is lower. At December 31, 2004, 3,100,000 shares were authorized under the Purchase Plan, and 646,112 shares were available for purchase. The cumulative total shares purchased under the plan through 2004, 2003 and 2002 were 2,453,888, 2,153,016 and 1,382,835, respectively.

8.	Earnings (Loss) Per Share
      Equity instruments that were considered antidilutive and therefore were not included in the computation of diluted earnings or loss per share includes the following shares of our common stock:

	Years Ended December 31,

	2004	2003	2002

Employee stock options	3,787,724	8,497,066	16,528,249
Convertible debentures	4,316,090	5,820,298	5,820,298
Common stock warrants	0	873,045	873,045

9.	Income Taxes
      Components of income (loss) before provision (benefit) for income taxes are as follows:

	Years Ended December 31,

	2004	2003	2002

Domestic	$20,087	$5,834	$(143,808)
Foreign	23,564	12,722	7,108

Income (loss) before provision (benefit) for income taxes	$43,651	$18,556	$(136,700)

      The provision (benefit) for income taxes consisted of the following:

	Years Ended December 31,

	2004	2003	2002

Current:
Federal	$3,037	$(9,335)	$(43,315)
Foreign	3,264	1,230	1,235
State	477	—	—

Total	6,778	(8,105)	(42,080)

Deferred:
Federal	1,814	11,825	2,246
Foreign	77	—	(42)

Total	1,891	11,825	2,204

Total	$8,669	$3,720	$(39,876)

RSA SECURITY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The reconciliation between the statutory and effective income tax rates for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002

Statutory tax rate	35.0%	35.0%	35.0%
Change in estimated deferred tax rate	—	—	(3.2)
Foreign tax rate differentials	(11.3)	(16.2)	(0.9)
Increase in valuation allowance	13.0	—	—
Reduction of tax contingency reserve	(16.9)	—	—
State income taxes	1.1	—	—
Other, net	(1.0)	1.2	(1.7)

Effective income tax rate	19.9%	20.0%	29.2%

      Significant components of our deferred tax assets and liabilities were as follows at:

	December 31,

	2004	2003

Deferred tax assets — current:
Revenue related items and other	$2,459	$2,942

Net deferred tax assets — current	$2,459	$2,942

Deferred tax assets (liabilities) — non current:
Net operating loss carryforwards	$19,174	$34,317
Deferred gain — Investment in Crosby Finance, LLC	—	(26,298)
Acquired intangible assets	(1,878)	(1,789)
Investment valuation reserve	—	350
Compensation	700	263
Restructurings	9,711	12,504
Merger expenses	—	(3,946)
Other	2,280	966
Purchased research and development	1,900	2,017
Less: valuation allowance	(23,665)	(25,430)

Net deferred tax assets/ (liabilities) — non current	$8,222	$(7,046)

      Tax benefits arising from the exercise of stock options were $9,552, $5,485 and $328 in 2004, 2003 and 2002, respectively. The tax benefits are allocated directly to additional paid-in capital in stockholders’ equity when realized.
      Cash payments for income taxes were approximately $3,238, $1,749 and $1,791 in 2004, 2003 and 2002, respectively.
      As of December 31, 2004, we have net operating loss carryforwards for federal tax purposes of approximately $54,784. If not utilized, these carryforwards will expire in calendar years 2017 through 2023. Approximately $36,720 of these carryforwards relates to acquisitions that we completed during 2001. We generated the remainder of the net operating loss carryforwards in 2003. These carryforwards include amounts attributable to the exercise of employee stock options which were deducted for tax purposes. The loss carryforwards from acquired companies can be utilized to offset future taxable income, but are subject to

RSA SECURITY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
certain annual limitations under Section 382 of the Internal Revenue Code. Furthermore, pre- acquisition net operating losses may not be utilizable in future years in the event of a substantial discontinuation of the acquired business.
      We perform an annual assessment of the realization of our deferred tax assets considering all of the available evidence, both positive and negative. We then record a valuation allowance against the deferred tax assets which we believe, based on the weight of available evidence, will more than likely not be realized. We assessed the realization of our deferred tax assets at the end of 2004. We concluded that due to historical and forecasted tax losses, which are primarily attributable to tax deductions for employee stock options and to restructuring costs accrued in prior years, we could not meet the more likely than not standard required by SFAS No. 109. Accordingly, we recorded a valuation allowance of $10,813 against our deferred tax assets in 2004. Approximately $5,688 of the valuation allowances are allocable to continuing operations and impacted our effective tax rate for the year. The remaining $5,125 of valuation allowances reflect the impact of employee stock options and are allocable directly to shareholders equity.
      In total, the valuation allowance on deferred tax assets decreased by $1,765 in 2004. The net decrease is attributable to (i) an increase of $10,813 recorded against deferred tax assets that we believe will more than likely not be realized, and (ii) a decrease of $12,578 which represents the tax benefit of the utilization of approximately $35,937 of acquisition net operating loss carryforwards in 2004. The $12,578 tax benefit reduced goodwill in 2004. The tax benefit from any future utilization of the remaining acquisition net operating loss carryforwards will also reduce the carrying value of the goodwill and other intangible assets which arose from the acquisitions that we completed in 2001.
      We are currently under audit by the United States Internal Revenue Service (the IRS) for the years 1996 through 2002. The audit was substantially complete at December 31, 2004. We expect to receive a cash refund within the next fifteen months as a result of the IRS audit. The impact of this refund has not been reflected in the financial statements as, although substantially complete, the IRS has not yet issued a final audit report. The impact of the refund will be reflected in the financial statements in the quarter in which the final audit report is issued.
      We are required to reserve for certain loss contingencies relating to, among other things, income taxes. We reserve for these items in accordance with SFAS No. 5, “Accounting for Contingencies”. In the ordinary course of global business there are many transactions and calculations where the ultimate tax outcome is uncertain. As a result we are, from time to time, subjected to various US, international and state tax audits. Accordingly, we reserve for potential tax liabilities due in these various jurisdictions. We review these tax reserves annually. In connection with our review of the tax reserves for 2004, we determined that the amount of reserves required for tax exposures was less than the amount recorded in the financial statements. As a result, we reduced the tax reserves by $7,400 in 2004.

RSA SECURITY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

10.	Restructurings
      The following table summarizes our restructuring activities:

	Facility Exit		Liquidation
	Costs & Related		of Sweden
	Asset	Severance	Development
	Impairments	Costs	Operations	Total

Balance at January 1, 2002	$9,802	$1,283	—	$11,085
Restructuring charges — 2002	8,296	5,704	$4,380	18,380
Revision of previously recorded restructuring charges — 2002	35,718	—	1,938	37,656

Total restructuring charges — 2002	44,014	5,704	6,318	56,036

Payments — 2002	(5,791)	(5,590)	(5,700)	(17,081)
Write offs — 2002	(12,114)	—	—	(12,114)

Total payments and Write offs — 2002	(17,905)	(5,590)	(5,700)	(29,195)

Balance at December 31, 2002	35,911	1,397	618	37,926
Revision of previously recorded restructuring charges — 2003	774	(566)	(208)	—
Payments — 2003	(8,789)	(581)	(410)	(9,780)
Write offs — 2003	(242)	—	—	(242)

Total payments and Write offs — 2003	(9,031)	(581)	(410)	(10,022)

Balance at December 31, 2003	27,654	250	—	27,904
Revision of previously recorded restructuring charges — 2004	1,032	(250)	—	782
Payments — 2004	(8,973)	—	—	(8,973)
Write offs — 2004	—		—	—

Total restructuring charges — 2004	(7,941)	(250)	—	(8,191)

Balance at December 31, 2004	$19,713	$—	$—	$19,713

      During the year ended December 31, 2002, we recorded total restructuring charges of $56,036, consisting of facility exit costs, costs associated with the liquidation of our Swedish development operations and the sale of certain Swedish assets and the business related to the asset to TFS Technology AB (“TFS”), and severance and other costs associated with the reduction of employee headcount. The 2002 restructuring charges include costs of $37,656 incurred due to the revision of previously recorded restructuring charges.
      Included in the 2002 restructuring charges were new charges of $8,296 consisting of facility exit costs and related impairment of leasehold improvements and furniture and fixtures. Facility exit costs consist of estimated shortfalls of sublease rental income compared to obligations due under certain exited facilities leases which are payable through 2009.
      Impairment of leasehold improvements and furniture and fixtures included in facility exit costs are for unamortized leasehold improvements and furniture and fixtures that we believe will not be recoverable upon sublease of exited facilities. Total facility exit costs for 2002 include costs of $35,718 that we incurred when it revised estimates used in previously recorded restructuring charges. We revised the estimates included in facility exit costs due to the extension of the period of time estimated to obtain sublease tenants for certain exited facilities, based on the terms of finalized subleases obtained during 2002, due to higher than anticipated

RSA SECURITY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
operating costs associated with certain exited facilities, and due to the continued uncertainty and deterioration in the commercial real estate and sublet markets in the Boston metropolitan area.
      We recorded total restructuring charges of $6,318 during 2002 associated with the liquidation of our Swedish development operations and the sale of certain Swedish assets and the business related to the assets to TFS. We sold these assets and related business to TFS in exchange in part for TFS’s assumption of the liabilities related to the assets and associated business, including the related support obligations and certain employees. The total number of employees included in this transaction was 76, of which 67 were employed in research and development and 9 were employed in general and administrative functions. The total Sweden liquidation costs include costs of $1,938 we incurred upon revision of estimates used in previously recorded restructuring charges.
      Also included in restructuring charges for 2002 are severance and other costs associated with the reduction of employee headcount of $5,704 for 121 employees, of which 15 were employed in manufacturing, customer operations and technical services, 37 were employed in research and development, 48 were employed in sales and marketing, and 21 employed in general and administrative functions.
      During 2003 we revised estimates used in previously recorded restructuring charges. These revisions resulted in no net change to our restructuring liability at December 31, 2003. We revised estimates of facility exit costs based upon the terms of finalized subleases obtained during 2003. These revised estimates of facility exit costs resulted in a net increase to facility exit costs of $774 at December 31, 2003. In addition, we reduced our severance restructuring reserve by $566 at December 31, 2003 when we determined our remaining severance and other outplacement costs were lower than originally estimated. We also reduced our restructuring reserve of costs associated with the liquidation of our Swedish development operations and the sale of certain Swedish assets by $208 at December 31, 2003 when we determined we had no legal and consulting costs remaining in connection with this transaction.
      In 1999, we commenced and substantially completed consolidation of certain operations in order to enhance operational efficiency. We recorded facility exit costs consisting primarily of estimated shortfalls of sublease rental income compared to minimum lease payments due under a lease agreement. During the year ended December 31, 2003 we revised our estimates of these facility exit costs and reduced the reserve for these facility exit costs to zero.
      We continue to monitor and assess our facility obligations, real estate markets and our operating expenses, including those recorded prior to 2002. As a result of these ongoing assessments, during 2004 we recorded a charge of $1,601 related to revised estimates of facility exit costs. We revised this estimate of facility exit costs based upon the terms of finalized subleases and associated costs obtained during the second quarter of 2004. We also reduced our restructuring reserve by $819 at December 31, 2004 when we determined our remaining severance and operating costs were lower than originally estimated.
      We expect to pay the remaining restructuring costs accrued at December 31, 2004 as follows:

Year ending December 31, 2005	$6,031
Year ending December 31, 2006	4,691
Year ending December 31, 2007	4,341
Year ending December 31, 2008	2,871
Year ending December 31, 2009	1,779

11.	Segment Information
      We have one reportable segment, e-Security Solutions. The operations of the e-Security Solutions segment consist of the sale of software licenses, hardware, maintenance and professional services through two

RSA SECURITY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
product groups, Enterprise solutions and Developer solutions. Enterprise solutions include sales of RSA SecurID® authenticators, RSA Authentication Manager software, RSA Certificate Manager software, RSA ClearTrust® software, and maintenance and professional services associated with these products. Developer solutions include sales of RSA BSAFE® encryption software and protocol products, RSA Certificate Manager components, and maintenance and professional services associated with these products. The segment was determined primarily based on how management views and evaluates our operations.
      Our operations are conducted throughout the world. Operations in the United States represent more than 56% of total revenue. Our operations in other countries have been grouped by regional area below. The following tables present information about e-Security Solutions revenue:

	Years Ended December 31,

Product and Service Group	2004	2003	2002

Enterprise solutions	$279,226	$235,739	$204,671
Developer solutions	28,281	24,127	27,413

	$307,507	$259,866	$232,084

	Years Ended December 31,

Geographic Areas	2004	2003	2002

United States of America	$172,699	$155,021	$138,539
Europe and other	100,644	80,163	70,224
Asia Pacific	34,164	24,682	23,321

	$307,507	$259,866	$232,084

      Except for Tech Data Corporation, one of our distributors, no single customer accounted for more than 10% of our total revenue for the years ended 2004 and 2003. Revenue from Tech Data Corporation accounted for 11% of our total revenue for the year ended December 31, 2004. During 2003, Tech Data Corporation merged with Azlan Group Plc (also a distributor). Had this merger been completed as of January 1, 2003, revenue from the combined entity, on a pro forma basis, would have accounted for 10% of our total revenue for the year ended December 31, 2003.
      The tables below present information about our long lived assets by regional area:

	At December 31, 2004

	Total	United States	Europe	Asia Pacific

Property and equipment, net	$70,700	$36,706	$31,498	$2,496
Goodwill, net	172,736	172,736	—	—
Other assets	12,184	10,965	54	1,165

	At December 31, 2003

	Total	United States	Europe	Asia Pacific

Property and equipment, net	$68,149	$35,104	$29,852	$3,193
Goodwill, net	189,260	189,260	—	—
Other assets	6,879	5,278	67	1,534

RSA SECURITY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	At December 31, 2002

	Total	United States	Europe	Asia Pacific

Property and equipment, net	$73,376	$41,423	$28,741	$3,212
Goodwill, net	192,629	192,629	—	—
Other assets	7,374	5,505	154	1,715
      Included in our property and equipment in Europe is land and a building purchased during 2000 in the United Kingdom which had a net carrying value of $22,257 at December 31, 2004.

12.	Retirement and Savings Plan
      We have a 401(k) retirement and savings plan that allows each participant to defer up to 20% of the participant’s annual earnings up to an annual statutory maximum amount. We may make, at our discretion, matching and profit-sharing contributions to the plan. Generally, matching and profit-sharing contributions that we make vest annually over four years. Matching contributions are paid in cash and were $1,602, $1,412, and $1,360 in 2004, 2003, and 2002, respectively. No profit sharing contributions were made for 2004, 2003 and 2002.
      We also have a non-qualified deferred compensation program that permits key employees to annually elect to defer, for their personal income tax purposes, a portion of their compensation for not less than three years or until their retirement, termination, death or disability. To assist in the financing of the funding of the deferred compensation program, we invest the compensation that is withheld and deferred in Company-owned life insurance policies. Amounts withheld and deferred for key employees under our deferred compensation program were $1,085, $545, and $868 in 2004, 2003 and 2002, respectively, and are included in operating expenses. A non recurring expense of $1,190 for fees and losses on investment income related to a deferred compensation plan is included in our general and administrative expenses in 2004. The plan which was implemented in 2000 has been significantly restructured to reduce the investment management fees.

13.	Commitments
      We lease office facilities and equipment under non-cancelable operating leases expiring through 2017. Future minimum rental payments net of existing sublease agreements and excluding facility exit costs included in restructuring charges are as follows:

		Facility Exit Costs
	Gross Lease	Included in	Net Lease
Years Ending December 31,	Commitments	Restructurings	Commitments

2005	$20,647	$6,031	$14,616
2006	19,243	4,691	14,552
2007	18,948	4,341	14,607
2008	17,328	2,871	14,457
2009 and thereafter	84,413	1,779	82,634
      Net rent expense was approximately $11,488, $11,624, and $13,764 in 2004, 2003 and 2002, respectively. Rent collected from existing subleases and not included in restructuring charges was $120, $9, and $700, in 2004, 2003 and 2002, respectively.
      We are also required to pay royalties under various other licensing agreements. Total royalty expense under all agreements was $6,756, $5,375, and $5,978 in 2004, 2003 and 2002, respectively.

RSA SECURITY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

14.	Litigation
      On or about February 2, 2001, Leon Stambler filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., First Data Corporation, Openwave Systems Inc., and Omnisky Corporation, Case Number 01-0065. In his complaint, Mr. Stambler alleged that certain products marketed by each of the defendants infringed various patents that he owns, and he sought unspecified damages as well as a preliminary and permanent injunction enjoining the defendants from infringing the claims asserted. The trial took place in March 2003, and the jury determined that our products did not infringe Mr. Stambler’s patents. On April  17, 2003, the court entered final judgment in our favor on all claims of non-infringement. On or about December 8, 2003, Mr. Stambler filed a notice of appeal to the United States Court of Appeals. On December 7, 2004, we and Mr. Stambler presented our arguments to the Court of Appeals, and on or about February 11, 2005, the court issued a ruling affirming the lower court’s ruling in our favor.
      On or about April 15, 2004, Ursus, Inc., a former reseller of our products, filed a complaint against us in U.S. District Court for the Eastern District of Pennsylvania, alleging that we had violated the U.S. Clayton Act, tortiously interfered with Ursus’ contractual relationships and disseminated false and defamatory statements about Ursus. In November 2004, we signed a settlement agreement with Ursus, pursuant to which Ursus agreed to dismiss its complaint with prejudice.
      From time to time, we have been named as a defendant in other legal actions arising from our normal business activities, which we believe will not have a material adverse effect on us or our business.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES
      Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2004. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to RSA Security, including its consolidated subsidiaries, is made known to our CEO and CFO by others within RSA Security, particularly during the period in which this Report was being prepared, and (2) effective, in that they provide reasonable assurance that information that we are required to disclose in the reports we file under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
      Management’s Report on Internal Control Over Financial Reporting and Attestation of Registered Public Accounting Firm. The report of our management regarding internal control over financial reporting and the attestation report of our registered public accounting firm are included in Item 8 of this Annual Report on Form 10-K starting on page 43.
      Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act) occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF RSA SECURITY
      The information required by this item is contained in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 26, 2005 (our “2005 Proxy Statement”) under the captions “Our Board of Directors,” “Our Executive Officers,” “Committees of our Board of Directors — Audit Committee, Governance and Nominating Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” This information is incorporated by reference into this Report.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this item is contained in our 2005 Proxy Statement under the captions “Compensation of our Directors and Executive Officers” and “Comparative Stock Performance” and is incorporated by reference into this Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this item is contained in our 2005 Proxy Statement under the captions “Securities Authorized for Issuance under our Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference into this Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this item is contained in our 2005 Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated by reference into this Report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by this item is contained in our 2005 Proxy Statement under the caption “Proposal 4 — Ratification of the Appointment of Auditors” and is incorporated by reference into this Report.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      Documents filed as a part of this Report:
      1. Financial Statements. We are filing our Consolidated Financial Statements as part of this Report. The Consolidated Financial Statements include:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements
      2. Financial Statement Schedule. We are filing as part of this Report our Financial Statement Schedule II “Valuation and Qualifying Accounts” immediately following the Exhibit Index.
      3. Exhibits. We are filing as part of this Report the Exhibits listed in the Exhibit Index following the signature page to this Report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, RSA Security Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RSA Security Inc.

By:	/s/ Arthur W. Coviello, Jr.

Arthur W. Coviello, Jr.
Chief Executive Officer and President
Date: March 11, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of RSA Security Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arthur W. Coviello, Jr. Arthur W. Coviello, Jr.	Chief Executive Officer, President and Director (Principal Executive Officer)	March 11, 2005

/s/ Jeffrey D. Glidden Jeffrey D. Glidden	Senior Vice President, Finance and Operations, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 11, 2005

/s/ John M. Parsons John M. Parsons	Vice President, Finance and Accounting (Principal Accounting Officer)	March 11, 2005

/s/ James K. Sims James K. Sims	Chairman of the Board of Directors	March 11, 2005

/s/ Robert P. Badavas Robert P. Badavas	Director	March 11, 2005

/s/ Richard A. DeMillo Richard A. DeMillo	Director	March 11, 2005

/s/ Richard L. Earnest Richard L. Earnest	Director	March 11, 2005

/s/ Taher Elgamal Taher Elgamal	Director	March 11, 2005

/s/ Gloria C. Larson Gloria C. Larson	Director	March 11, 2005

/s/ Joseph B. Lassiter, III Joseph B. Lassiter, III	Director	March 11, 2005

/s/ Charles R. Stuckey, Jr. Charles R. Stuckey, Jr.	Director	March 11, 2005

EXHIBIT INDEX

3.1		Our Third Restated Certificate of Incorporation, as amended, is incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.2		Our Amended and Restated By-Laws, as amended, is incorporated herein by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 33-85606) (the “Form S-1”).

4.1		Specimen Certificate for shares of our common stock, $.01 par value per share, is incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K dated September 10, 1999. (SEC file no. 000-25120)

4.2		Rights Agreement, dated as of July 20, 1999, between RSA Security and State Street Bank and Trust Company, which includes as Exhibit A the Form of Rights Certificate and as Exhibit B the Summary of Rights to Purchase Common Stock, is incorporated herein by reference to Exhibit 1 to our Registration Statement on Form 8-A (File No. 000-25120) filed on July 23, 1999.

4.3		Amendment to Rights Agreement, dated as of November 2, 2001, among RSA Security, State Street Bank and Trust Company and EquiServe Trust Company, N.A. is incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 2, 2001.

4.4		Amendment No. 2 to Rights Agreement, dated as of March 19, 2002, between RSA Security and EquiServe Trust Company, N.A. is incorporated herein by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 2, 2001.

4.5		Securities Purchase Agreement, dated as of October 17, 2001, among RSA Security and the Investors named therein is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K dated October 17, 2001.

4.6		Securities Purchase Agreement, dated as of October 29, 2001, among RSA Security and the Investors named therein is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K dated October 29, 2001.

4.7		Securities Purchase Agreement, dated as of November 5, 2001, among RSA Security and the Investors named therein is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K dated November 5, 2001.

4.8		Second Amended and Restated Registration Rights Agreement, dated as of November 5, 2001, among RSA Security and the Investors named therein is incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K dated November 5, 2001.

4.9		Form of Warrant to Purchase Common Stock is incorporated herein by reference to Exhibit 99.4 to our Current Report on Form 8-K dated November 5, 2001.

*10	.1	1994 Stock Option Plan, as amended — 1998 Restatement, as amended, is incorporated herein by reference to Appendix A to our Preliminary Schedule 14A filed March 5, 1999. (SEC file no. 000-25120)

*10	.2	1994 Director Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

*10	.3	Amended and Restated 1998 Non-Officer Employee Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2001.

*10	.4	1994 Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

*10	.5	2000 Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000. (SEC file no. 000-25120)

*10	.6	First Amendment to the 2000 Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2002.

*10	.7	Second Amendment to the 2000 Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

*10	.8	Third Amendment to the 2000 Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 28, 2004.

*10	.9	RSA Security Inc. Grantor Trust Agreement, dated March 13, 2000, between RSA Security and Wachovia Bank, N.A. is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000. (SEC file no. 000-25120)

*10	.10	Employment Agreement, dated as of April 1, 2000, between RSA Security and Arthur W. Coviello, Jr. is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*10	.11	Third Amended and Restated Employment Agreement, dated as of December 27, 2001, between RSA Security and Charles R. Stuckey, Jr. is incorporated herein by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2001.

*10	.12	A description of our 2005 Executive Incentive Compensation Plan is incorporated herein by reference to our Current Report on Form 8-K dated January 26, 2005.

†10	.13	Progress Software Application Partner Agreement, dated December 5, 1994, as amended, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.17 to the Form S-1.

†10	.14	Second Amendment to Progress Software Application Partner Agreement, dated as of November 29, 1995, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (SEC file no. 000-25120).

†10	.15	Third Amendment to Progress Software Application Partner Agreement, dated as of November 15, 1996, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (SEC file no. 000-25120).

†10	.16	Fourth Amendment to Progress Software Application Partner Agreement, dated as of April 1, 1998, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (SEC file no. 000-25120).

†10	.17	Fifth Amendment to Progress Software Application Partner Agreement, dated as of February 18, 1999, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 1999. (SEC file no. 000-25120).

†10	.18	Sixth Amendment to Progress Software Application Partner Agreement, dated as of October 26, 1999, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 1999. (SEC file no. 000-25120)

†10	.19	Seventh Amendment to Progress Software Application Partner Agreement, dated as of November 28, 2001, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2001.

†10	.20	Eighth Amendment to Progress Software Application Partner Agreement, dated as of November 27, 2002, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2002.

†10	.21	Ninth Amendment to Progress Software Application Partner Agreement, dated as of December 2, 2003, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2003.

#10	.22	Tenth Amendment to Progress Software Application Partner Agreement, dated as of November 30, 2004, between RSA Security and Progress Software Corporation.

#10	.23	Letter Agreement, dated as of December 1, 2004, between RSA Security and Sanyo Semiconductor Corporation.

10.24		Lease, dated as of November 16, 2000, between RSA Security and Bedford Woods Limited Partnership I is incorporated herein by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2000.

10.25	Lease, dated as of November 17, 2000, between RSA Security and Bedford Woods Limited Partnership I is incorporated herein by reference to Exhibit 10.32 to our Annual Report on Form 10-K for the year ended December 31, 2000.

10.26	Indenture of Lease, dated as of March 11, 1996, between RSA Security and Beacon Properties, L.P. is incorporated herein by reference to Exhibit 10.17 to our Registration Statement on Form S-4 (File No. 333-7265).

10.27	Rider to Indenture of Lease, dated as of March 11, 1996 between RSA Security and Beacon Properties, L.P. is incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC file no. 000-25120).

10.28	First Amendment to Lease, dated as of May 10, 1997, between RSA Security and Beacon Properties, L.P. is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (SEC file no. 000-25120).

10.29	Second Amendment to Lease, dated as of April 8, 1998, between RSA Security and EOP — Crosby Corporate Center, L.L.C. is incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC file no. 000-25120).

10.30	Third Amendment to Lease, dated as of May 9, 2000, between RSA Security and EOP — Crosby Corporate Center, L.L.C. is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.31	Sublease Agreement, dated as of September 19, 2002, between RSA Security and NVIDIA Corporation is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.32	Agreement of Sublease, dated as of January 10, 2003, between RSA Security and Atex Media Command, Inc. is incorporated herein by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.33	Agreement of Sublease, dated as of December 10, 2003, between RSA Security and 170 Systems, Inc. is incorporated herein by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2003.

10.34	Agreement of Sublease, dated as of January 2004, between RSA Security and Intersense, Inc. is incorporated herein by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2003.

10.35	Agreement of Sublease, dated as of May 4, 2004, between RSA Security and Empirix Inc. is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.36	Agreement of Sublease, dated as of March 31, 2004 between RSA Security and iPhrase Technologies, Inc. is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.37	Agreement of Sublease, dated as of July 27, 2004 between RSA Security and Ask Jeeves, Inc.

10.38	Lease Agreement, dated as of August 15, 1997, between RSA Security and Peninsula Office Park Associates, L.P. is incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC file no. 000-25120).

10.39	Lease Agreement, dated as of December 19, 1997, between RSA Security and Peninsula Office Park Associates, L.P. is incorporated herein by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC file no. 000-25120).

10.40	Sublease Agreement, dated as of January 22, 2002, between RSA Security and Serena Software, Inc. is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

21.1	Subsidiaries of RSA Security.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of our CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of our CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of our CEO and CFO pursuant to 18 U.S.C. §1350.

99.1	Stock trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Richard A. DeMillo on December 1, 2004.

99.2	Stock trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Taher Elgamal on December 10, 2004.

99.3	Stock trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by William L. McQuaide on November 19, 2004.

99.4	Stock trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by John M. Parsons on November 5, 2004.

99.5	Stock trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Scott T. Schnell on December 8, 2004.

99.6	Stock trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Margaret K. Seif on December 1, 2004.

99.7	Stock trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Charles R. Stuckey, Jr. on December 1, 2004.

99.8	Stock trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Joseph Uniejewski on December 10, 2004.

99.9	Stock trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Vivian M. Vitale on December 6, 2004.

99.10	Stock trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by Gerard H. Wilson on December 8, 2004.

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment previously granted by the Securities and Exchange Commission as to certain portions.

#	Confidential treatment requested as to certain portions.

SCHEDULE II
RSA SECURITY INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged				Balance at
	Beginning of	Costs and	to Other				End of
	Period	Expenses	Accounts		Deductions		Period

	(In thousands)
Allowance for doubtful accounts
For the year ended December 31, 2004	$1,849	—	$253	(A)	$430	(B)	$1,672
For the year ended December 31, 2003	2,494	—	812	(A)	1,457	(B)	1,849
For the year ended December 31, 2002	2,659	$1,553	1,441	(A)	3,159	(B)	2,494
Allowance for sales returns
For the year ended December 31, 2004	$2,423	$1,898	—		$2,821		$1,500
For the year ended December 31, 2003	4,122	1,595	—		3,294		2,423
For the year ended December 31, 2002	3,656	7,074	—		6,608		4,122
Inventory allowance
For the year ended December 31, 2004	$455	$(115)	—		$19		$321
For the year ended December 31, 2003	473	132	—		150		455
For the year ended December 31, 2002	451	1,693	$22		1,693		473

(A)	Reflects recoveries of previously written-off accounts receivable balances

(B)	Reflects write-off of uncollectible accounts receivable