Form 10-Q
period 2005-03-31
RSA SECURITY INC/DE/
filed 2005-05-06
CIK 932064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

As of April 29, 2005, there were outstanding 71,212,800 shares of the Registrant’s Common Stock, $0.01 par value per share.

RSA SECURITY INC.
FORM 10-Q
For the Quarter Ended March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RSA SECURITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$54,163	$68,210
Marketable securities	228,126	221,509
Accounts receivable (less allowance for doubtful accounts of $1,729 in 2005 and $1,672 in 2004)	45,992	53,494
Inventory	3,563	3,465
Prepaid expenses and other assets	7,886	8,702
Refundable income taxes	3,146	3,146
Deferred taxes	2,623	2,459

Total current assets	345,499	360,985

Property and equipment, net	69,690	70,700
Other assets
Goodwill, net	172,736	172,736
Deferred taxes	8,222	8,222
Other	14,371	12,184

Total other assets	195,329	193,142

Total assets	$610,518	$624,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,518	$10,995
Accrued payroll and related benefits	10,423	18,964
Accrued expenses and other liabilities	20,968	18,952
Current portion of accrued restructurings	5,674	6,031
Income taxes accrued and payable	21,684	22,479
Deferred revenue	48,784	51,135

Total current liabilities	117,051	128,556

Accrued restructurings, long-term	12,734	13,682
Other	6,360	6,057

Total liabilities	136,145	148,295

Commitments and Contingencies

Stockholders’ equity
Common stock, $0.01 par value; authorized, 300,000,000 shares; issued, 71,786,976 and 71,567,587 shares in 2005 and 2004, respectively; outstanding, 71,203,227 and 71,567,587 shares in 2005 and 2004, respectively	718	716
Additional paid-in capital	121,237	119,527
Retained earnings	360,564	353,343
Treasury stock, at cost; 583,749 shares in 2005 and zero shares in 2004	(9,714)	—
Accumulated other comprehensive income	1,568	2,946

Total stockholders’ equity	474,373	476,532

Total liabilities and stockholders’ equity	$610,518	$624,827

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
Revenue
Products	$54,634	$55,198
Maintenance and professional services	20,984	16,770

Total revenue	75,618	71,968

Cost of revenue
Products	8,715	8,221
Maintenance and professional services	6,092	5,605

Total cost of revenue	14,807	13,826

Gross profit	60,811	58,142

Costs and expenses
Research and development	15,954	14,709
Marketing and selling	29,142	26,327
General and administrative	8,347	7,573

Total	53,443	48,609

Income from operations	7,368	9,533

Interest expense and other	1,891	(1,345)
Loss from investing activities	—	(119)

Income before provision for income taxes	9,259	8,069

Provision for income taxes	2,037	1,614

Net income	$7,222	$6,455

Basic earnings per share
Per share amount	$0.10	$0.11

Weighted average shares	71,462	61,177

Diluted earnings per share
Per share amount	$0.10	$0.10

Weighted average shares	71,462	61,177
Effect of dilutive equity instruments	2,973	4,369

Adjusted weighted average shares	74,435	65,546

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities

Net income	$7,222	$6,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,895	2,964
Tax benefit from exercise of stock options	819	2,035
Amortization of convertible debentures deferred financing costs	—	401
Non-cash warrant accretion	—	354
Decrease in Crosby Finance, LLC fair value	—	119
Increase (decrease) in cash from changes in:
Accounts receivable	7,333	(4,400)
Inventory	(98)	542
Prepaid expenses and other assets	727	2,488
Accounts payable	(1,440)	729
Accrued payroll and related benefits	(8,384)	(5,853)
Accrued expenses and other liabilities	253	(1,368)
Accrued restructurings	(1,305)	(2,583)
Refundable income taxes and income taxes accrued and payable	(781)	1,099
Deferred revenue	(2,397)	3,965

Net cash provided by operating activities	4,844	6,947

Cash flows from investing activities
Purchases of marketable securities	(64,325)	(32,870)
Sales and maturities of marketable securities	57,234	—
Purchases of property and equipment	(2,209)	(1,451)
Other	(636)	(398)

Net cash used for investing activities	(9,936)	(34,719)

Cash flows from financing activities
Proceeds from exercise of stock options and purchase plans	3,620	7,204
Share repurchase	(12,441)	—

Net cash (used for) provided by financing activities	(8,821)	7,204

Effect of exchange rate changes on cash and cash equivalents	(134)	(640)

Net decrease in cash and cash equivalents	(14,047)	(21,208)
Cash and cash equivalents, beginning of period	$68,210	$207,323

Cash and cash equivalents, end of period	$54,163	$186,115

Cash flow information:
Cash payments for interest expense	$—	$2,873
Cash payments for income taxes	$1,822	$361

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of RSA Security Inc. and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed for the year ended December 31, 2004.

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and reflect all adjustments of a normal recurring nature considered necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

Principles of Consolidation — The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates — The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States of America and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates.

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

Revenue Recognition — Revenue is recognized when earned. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. We recognize revenue from licensing other intellectual property when evidence of an arrangement exists, the fee is fixed or determinable and collection is considered probable. We reduce revenue by provisions for estimated returns. When arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, we recognize revenue for the delivered elements using the residual method. For arrangements containing multiple elements where vendor specific objective evidence of fair value does not exist for all undelivered elements, we defer revenue for the delivered and undelivered elements until vendor specific objective evidence of fair value exists or all elements have been delivered. We recognize revenue upon the shipment of product to our stocking distributors, net of estimated returns. We defer maintenance services revenue, whether sold separately or as part of a multiple element arrangement, and recognize it ratably over the term of the maintenance contract, generally twelve months.

Some of our arrangements contain bundled products that include a term software license, an RSA SecurID® authenticator and support for the term of the license. As these arrangements contain multiple elements where vendor specific objective evidence of fair value does not exist for all undelivered elements, we record these arrangements as deferred revenue and recognize revenue ratably on a monthly basis over the term of the license agreement.

For arrangements that contain an initial prepaid license fee with the payment of ongoing royalties, we recognize revenue on the initial prepaid license fee when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable. The ongoing royalties are recognized at the time a reliable estimate can be made of the actual usage that has occurred, provided collection is probable. Annual license fees or onetime license fee arrangements typically contain non-refundable terms; therefore we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable.

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

	Three Months Ended
	March 31,
	2005	2004
Balance, beginning of period	$1,672	$1,849
Write-offs	(25)	(96)
Recoveries of accounts previously written off	82	61

Balance, end of period	$1,729	$1,814

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

During 2002 and 2003, our quarterly analysis of historical failure and defective return rates indicated that certain authenticators produced between 2000 and 2002 were subject to higher defect and failure rates. We increased our provisions for warranty expense accordingly during those periods. We continue to monitor warranty claims and will reevaluate our estimate of warranty and defective return obligations in future periods, which may result in recording additional warranty expense.

We monitor warranty claims and address defects through our quality and design processes, which are managed by our product engineering, quality control and technical support organizations. During the last several years, we have increased resources and initiated new programs to build an expanded family of high performance authentication solutions. These programs have resulted in the redesign and re-engineering of our authenticator products to improve their performance and reliability by incorporating new microprocessors, electronics, firmware and batteries with longer lives.

Accrued warranty reserve is included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The following table presents changes in the warranty reserve:

	Three Months Ended
	March 31,
	2005	2004
Balance, beginning of period	$1,899	$3,878
Provision for warranty expense	94	153
Deductions	(371)	(844)

Balance, end of period	$1,622	$3,187

Income Taxes — We provide for income taxes for interim periods based on the estimated effective tax rate for the full year. We record cumulative adjustments to tax provisions in the interim period in which a change in the estimated annual effective rate is determined. The effective tax rate calculation does not include the effect of discrete events that may occur during the year. The effect of these events, if any, is reflected in the tax provision for the quarter in which the event occurs and is not considered in the calculation of our annual effective tax rate.

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

Equity instruments that were considered antidilutive and therefore were not included in the computation of diluted earnings per share include the following shares of our common stock:

	Three Months Ended
	March 31,
	2005	2004
Employee stock options	4,676,625	5,059,666
Convertible debentures	—	5,820,298

Stock-Based Compensation Plans - Stock-based compensation cost is accounted for using the intrinsic value method. Under this method, compensation expense, if any, is recognized based on the difference between the fair value of the underlying stock and the price of the option at the measurement date. Measurement date is defined as that time when both the number of shares and the exercise price become known. The measurement date is generally the date the award is made.

Pro Forma Disclosure — Had we recognized compensation expense for our stock option and purchase plans based on the fair value for awards under our plans, pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

	Three Months Ended
	March 31,
	2005	2004
Net income as reported	$7,222	$6,455
Less: stock based compensation expense determined under fair value method for all awards, net of related tax effects	(4,385)	(7,923)

Pro forma net income (loss)	$2,837	$(1,468)

Net income (loss) per share:
Basic earnings per share — as reported	$0.10	$0.11

Basic earnings (loss) per share — pro forma	$0.04	$(0.02)

Diluted earnings per share — as reported	$0.10	$0.10

Diluted earnings (loss) per share — pro forma	$0.04	$(0.02)

The fair values used to compute pro forma net income (loss) per share were estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	March 30,
	2005	2004
Stock Option Plans:
Risk-free interest rate	3.6%	2.7%
Expected life of option grants (years)	4.0	4.0
Expected volatility of underlying stock	84.9%	86.0%
Expected dividend payment rate	0.0%	0.0%
Expected forfeiture rate	7.5%	7.5%
Weighted average fair value of stock options granted	$11.07	$10.20

Employee Stock Purchase Plan:
Risk-free interest rate	1.8%	1.1%
Expected life of option grants (years)	0.5	0.5
Expected volatility of underlying stock	40.0%	77.0%
Expected dividend payment rate	0.0%	0.0%
Weighted average fair value of purchase rights granted	$4.67	$2.68

Share Repurchase Authorization — We announced in September 2004 that our Board of Directors had authorized the repurchase of up to 6,700,000 shares of our common stock during 2004 and 2005. We may make repurchases in the open market or through negotiated transactions from time to time depending on market conditions. During the three months ended March 31, 2005 we repurchased 750,000 shares for $12,441. We have repurchased an aggregate of 800,000 shares for $13,352 as of March 31, 2005, of which we have reissued 216,251 shares in the connection with the exercise of stock options. The net amount of these shares is reflected as treasury stock on the condensed consolidated balance sheets.

Future Accounting Pronouncements — On December 16, 2004, FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” titled “Share-Based Payment.” This revision requires that all share-based payments to employees, including grants of employee stock options, be recognized in the consolidated statement of operations based on their fair values. The revision will be effective for us at the beginning of our next fiscal year. The standard offers alternative methods of adopting the final rule. We are evaluating which alternative methods we will use and the impact on our financial statements. However, adoption will significantly increase compensation expense within the consolidated statement of operations.

2. Investments and Financial Instruments

Our marketable securities were as follows:

	March 31, 2005
		Net
		Unrealized	Recorded
	Cost Basis	Losses	Basis
Debt securities recorded at market, maturing
Within one year	$90,158	$(300)	$89,858
Greater than one year	138,858	(590)	138,268

Total marketable securities	$229,016	$(890)	$228,126

	Amortized	Accrued	Unrealized	Unrealized	Estimated
	Cost	Interest	Gains	Losses	Fair Value

US Government and agency securities	$56,813	$337	—	$(591)	$56,559
Corporate debt securities	37,752	625	—	(299)	38,078
Auction rate securities	133,300	189	—	—	133,489

Total marketable securities	$227,865	$1,151	—	$(890)	$228,126

We have determined that the gross unrealized losses on our investment securities at March 31, 2005 are temporary in nature. We review our investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. All of our fixed income securities are rated investment grade or better. As of March 31, 2005, 63 marketable securities held were in gross unrealized loss positions.

Loss from investing activities includes the following losses:

	Three Months Ended
	March 31,
	2005	2004
Gain on sale of investments	—	$—
Decrease in fair value of Crosby Finance, LLC	—	(119)

Total loss from investing activities	—	$(119)

3. Intangible Assets, Net

Intangible assets other than goodwill, included in other non-current assets in the condensed consolidated balance sheets, consisted of the following:

	March 31,
	2005	2004

Licensed technologies, gross	$5,640	$2,054
Accumulated amortization	(683)	(129)

Total intangible assets, net	$4,957	$1,925

The estimated useful lives of our intangible assets are 2-6 years. The future estimated amortization expense of our intangible assets is as follows:

Nine months ending December 31, 2005	$931
Year ending December 31, 2006	1,030
Year ending December 31, 2007	950
Year ending December 31, 2008	900
Thereafter	1,146

4. Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended
	March 31,
	2005	2004
Net income	$7,222	$6,455
Unrealized (loss) gain on marketable securities, net of tax	(307)	16
Foreign currency translation adjustments	(1,071)	360

Comprehensive income	$5,844	$6,831

The tax benefit (provision) of unrealized holding (losses) gains on marketable securities were $165 and $(9) for the three months ended March 31, 2005 and 2004, respectively.

5. Restructurings

During 2002 and 2001, we evaluated and initiated restructuring actions in order to consolidate some of our operations, enhance operational efficiency and reduce expenses. These actions resulted in total restructuring charges of $56,036 and $19,956 in the years ended December 31, 2002 and 2001, respectively.

Restructuring charges recorded during 2002 and 2001 consisted of facility exit costs, costs associated with the sale and liquidation of our Swedish development operations, and severance and other costs associated with the reduction of employee headcount.

During 2004 we recorded a charge of $1,601 related to revised estimates of facility exit costs. We revised this estimate of facility exit costs based upon the terms of finalized subleases and associated costs obtained during the second quarter of 2004. We also reduced our restructuring reserve by $819 during the three months ended December 31, 2004, when we determined our remaining severance and operating costs were lower than originally estimated.

Restructuring charges accrued and unpaid at March 31, 2005 were as follows:

Facility
Exit Costs
Balance at January 1, 2005	$19,713
Payments	(1,305)

Balance at March 31, 2005	$18,408

We expect to pay the remaining restructuring costs accrued at March 31, 2005 as follows:

Nine months ending December 31, 2005	$4,501
Year ending December 31, 2006	4,691
Year ending December 31, 2007	4,341
Year ending December 31, 2008	2,988
Year ending December 31, 2009	1,887

6. Segments

We have one reportable segment, e-Security Solutions. The operations of the e-Security Solutions segment consist of the sale of software licenses, hardware, maintenance and professional services through two product groups, Enterprise solutions and Developer solutions. Enterprise solutions includes sales of RSA SecurID® authentication credentials, RSA® Authentication Manager (formerly known as RSA ACE/Server®) software, RSA® Certificate Manager (formerly known as RSA Keon®) software, RSA ClearTrust® software, and maintenance and professional services associated with these products. Developer solutions includes sales of RSA BSAFE® encryption software and protocol products, RSA Certificate Manager components, and maintenance and professional services associated with these products. The segment was determined primarily based upon how management views and evaluates our operations.

Our operations are conducted throughout the world. Operations in the United States represent approximately 54% of total revenue. Our operations in other countries have been grouped by regional area below. The following tables present information about e-Security Solutions revenue:

	Three Months Ended
	March 31,
	2005	2004
Product and service groups
Enterprise solutions	$70,185	$66,601
Developer solutions	5,433	5,367

	$75,618	$71,968

	Three Months Ended
	March 31,
	2005	2004
Geographic areas
United States	$41,117	$40,467
Europe and other	25,842	24,325
Asia Pacific	8,659	7,176

	$75,618	$71,968

Except for Tech Data Corporation, one of our distributors, no single customer accounted for more than 10% of our total revenue for the three months ended March 31, 2005 or 2004. Revenue from Tech Data Corporation accounted for 11% and 12% of our total revenue for the three months ended March 31, 2005 and 2004, respectively.

The tables below present information about our long- lived assets by regional area:

	At March 31, 2005
			Europe and
	Total	United States	Other	Asia Pacific

Property and equipment, net	$69,690	$36,109	$31,384	$2,197
Goodwill	172,736	172,736	—	—
Other assets	14,371	13,188	56	1,127

	December 31, 2004
			Europe and
	Total	United States	Other	Asia Pacific

Property and equipment, net	$70,700	$36,706	$31,498	$2,496
Goodwill	172,736	172,736	—	—
Other assets	12,184	10,965	54	1,165

7. Litigation

On or about February 2, 2001, Leon Stambler filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., First Data Corporation, Openwave Systems Inc., and Omnisky Corporation — Case Number 01-0065. In his complaint, Mr. Stambler alleged that certain products marketed by each of the defendants infringed various patents that he owns, and he sought unspecified damages as well as a preliminary and permanent injunction enjoining the defendants from infringing the claims asserted. The trial took place in March 2003, and the jury determined that our products did not infringe Mr. Stambler’s patents. On April 17, 2003, the court entered final judgment in our favor on all claims of non-infringement. On or about December 8, 2003, Mr. Stambler filed a notice of appeal to the United States Court of Appeals. On or about February 11, 2005, the Court of Appeals issued a ruling denying Mr. Stambler’s request for a new trial and affirming the lower court’s ruling in our favor. We do not yet know whether Mr. Stambler will seek any further appeals; even if he does so, we believe that the disposition of this matter will not have a material adverse effect on our continuing operations and consolidated financial position.

On or about April 11, 2005, Prism Technologies LLC filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., Netegrity, Inc., Computer Associates International, Inc. and Johnson & Johnson — Case Number 05-214. In its complaint, Prism Technologies alleges that our RSA ClearTrust product and certain products of each of the other defendants infringe a patent that Prism Technologies owns, and Prism Technologies seeks unspecified damages as well as a permanent injunction enjoining the defendants from infringing its patent. We are currently evaluating Prism Technologies’ claims.

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

Overview

RSA Security Inc. and its consolidated subsidiaries are focused on helping customers confidently protect and manage identities and information access. With more than 17,000 customers worldwide, RSA Security has a 20-year track record of award-winning solutions. Built to work seamlessly in heterogeneous environments, our portfolio of identity access and management solutions is designed to inspire customers to confidently exploit the full power of the Internet as well as secure access to valuable information assets in their enterprise networks.

We derive our operating revenue primarily from two distinct product groups: Enterprise solutions, which includes RSA SecurID® authentication credentials, RSA® Authentication Manager (formerly known as RSA ACE/Server®) software, RSA ClearTrust® software, RSA® Certificate Manager (formerly known as RSA Keon®) software, and maintenance and professional services associated with those products; and Developer solutions, which includes RSA BSAFE® encryption software and protocol products, RSA Certificate Manager components, and maintenance and professional services associated with those products.

We believe sales of our products are and will be driven by two major trends: (1) enterprises Web-enabling their existing applications and (2) enterprises permitting secure and efficient access to internal resources, whether remotely or within the enterprise. Sales of our RSA SecurID authentication credentials continue to generate substantial revenue for us, while our less mature Enterprise software products are building revenue. We believe the availability of free, “open source” products that compete with our RSA BSAFE product line continues to put pressure on our Developer solutions revenue. We believe our product line synergies and the strength of our customer base create opportunities to sell additional products to existing customers. However, we have observed that information technology budgets remain constrained, which has had and could continue to have a direct effect on the sale of our products. In addition, some of our products, especially our Web access management products, have long and unpredictable sales cycles, in part because our customers may need to invest potentially substantial resources and modify their network infrastructures to take advantage of the products.

We continue to explore opportunities to sell our products into new markets, and we are currently focusing on two new market opportunities. First, although most of our customers continue to use our products to authenticate users accessing electronic resources remotely, from outside the enterprise, with the launch of our RSA SecurID for Microsoft® Windows® and RSA® Sign-On Manager solutions, some of our customers are using our products to authenticate users within the enterprise. Second, although the majority of our customers utilize our products to secure and to manage network and application access for their employees and partners, we have recently increased sales to customers, including internet service providers and financial institutions, who are also using our products to secure and manage access for their customers, including consumer customers. Today we see interest in consumer authentication broadening to many more types of consumer-facing applications, which we believe is driven by concerns about identity theft and privacy, and the desire to comply with information protection regulations. We believe that these expanded markets have the potential to generate incremental demand for our products.

Our Enterprise solutions customers typically place an initial order for a limited number of users, for either our RSA SecurID authenticators or any of our software products, and deploy additional authenticators or software licenses as their need for our products within their enterprise increases. Authenticators generally have a programmed life of two to five years, and as they expire, our customers typically place additional orders for replacement authenticators. We typically base our RSA Authentication Manager, RSA Certificate Manager and RSA ClearTrust software license fees on the number of users authorized under each customer’s license. In most cases, customers also enter into an annual customer support agreement for their software license at the time of their initial purchase and renew this support agreement annually. Our support agreement entitles our customers to license software upgrades and telephone support.

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

We distribute our products through direct sales to end user customers, and through indirect sales, including (i) sales to resellers and distributors that we ship directly to the end user customer and (ii) sales to distributors for stocking purposes. For the three months ended March 31, 2005, approximately 60% of our revenue was from sales to distributors and resellers shipped directly to the end user customers, approximately 32% of our revenue was from direct sales to end user customers, and approximately 8% of our revenue was from sales to stocking distributors. Our stocking distributors provide us with inventory level and point of sale reports on a monthly basis. Based upon these reports, we estimate that our stocking distributors typically hold approximately four weeks of inventory on hand in the distribution channel. Generally, our arrangements with our distributors and resellers are non-exclusive, and we currently have arrangements with more than 1,000 distributors and resellers. In April 2005, we announced a major new program for our resellers and distributors. This program increases the incentives for our resellers and distributors to devote resources to our products and programs and to sell to new customers, which we believe will generate increased indirect sales for us.

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

Income Taxes - The preparation of our condensed consolidated financial statements requires us to estimate our income taxes in each of the jurisdictions in which we operate, including those outside the United States, which may be subject to certain risks that ordinarily would not be expected in the United States. A change in our estimate of income by jurisdiction could cause a change in our annual effective tax rate. The income tax accounting process involves our estimating our actual current exposure together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We must then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

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

Valuation of Goodwill and Other Intangible Assets - In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future cash flows and earnings and other factors used to determine the fair value of the respective assets. We will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. We generally determine fair value based on estimated discounted future cash flows. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. Any such impairment charge could be significant and could have a material adverse effect on our consolidated financial position and results of operations. We perform an annual test for impairment of our goodwill as of November 30 of each year, and if events or circumstances occur that would more likely than not reduce the fair value of the goodwill below its carrying amount, will perform an interim impairment test. We completed the required annual goodwill impairment test as of November 30, 2004, by comparing the carrying amount of the enterprise to the estimated fair value of the enterprise. Estimated fair value of the enterprise was determined based upon the market multiple valuation method, which requires that we utilize estimates of future cash flows, revenue and earnings. As of November 30, 2004, the fair value of the enterprise was greater than the carrying amount of the enterprise. Therefore, our annual goodwill impairment test performed as of November 30, 2004 did not result in an impairment of our goodwill. No events have occurred since November 2004 that would suggest that an impairment of our intangible assets exists. At March 31, 2005, we had approximately $172.7 million of goodwill, which accounted for approximately 28% of our total assets. Any future adverse event could cause our intangible assets to become impaired which would result in a decrease to the carrying value of our intangible assets and could have a material effect on our results of operations and consolidated financial position.

Restructurings-During 2002 and 2001, we initiated consolidation of certain operations in order to enhance operational efficiency and reduce expenses, and recorded significant restructuring charges in connection with these actions. Restructuring charges totaled $56.0 million in 2002 and $20.0 million in 2001. These restructuring charges and our continued analysis of our facilities require us to make estimates based upon real estate market conditions, rental rates, future corporate requirements, general economic conditions and future estimated cash flows. Included in the restructuring charges recorded in 2002 were facility exit costs of $44.0 million, which represented estimated shortfalls of sublease rental income compared to lease payments due through 2009 under certain exited facilities lease agreements, impaired leasehold improvements and furniture and fixtures, and other associated facilities expenses. We based our initial estimates related to anticipated sublease market rates for excess facilities on assumptions regarding the time period required to locate and contract with suitable subtenants and base these assumptions on market trend information analysis. During 2004 we recorded a charge of $1.6 million related to revised estimates of facility exit costs. We revised this estimate of facility exit costs based upon the terms of finalized subleases and associated costs obtained during the second quarter of 2004. We also reduced our restructuring reserve by $0.8 million during the three months ended December 31, 2004, when we determined our remaining severance and operating costs were lower than originally estimated.

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

Future Accounting Pronouncements - On December 16, 2004, FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” titled “Share-Based Payment.” This revision requires that all share-based payments to employees, including grants of employee stock options, be recognized in the consolidated statement of operations based on their fair values. The revision will be effective for us at the beginning of our next fiscal year. The standard offers alternative methods of adopting the final rule. We are evaluating which alternative methods we will use and the impact on the financial statements. However, adoption will significantly increase compensation expense within the consolidated statement of operations.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of our total revenue:

	Percentage of
	Total Revenue
	Three Months Ended
	March 31,
	2005	2004
Revenue
Products	72.2%	76.7%
Maintenance and professional services	27.8	23.3

Total revenue	100.0	100.0

Cost of revenue
Products	11.5	11.4
Maintenance and professional services	8.1	7.8

Total cost of revenue	19.6	19.2

Gross margin	80.4	80.8

Costs and expenses
Research and development	21.1	20.4
Marketing and selling	38.5	36.6
General and administrative	11.1	10.5

Total	70.7	67.5

Income from operations	9.7	13.3

Interest expense and other	2.5	(1.9)
Loss from investing activities	0.0	(0.2)

Income before provision for income taxes	12.2	11.2

Provision for income taxes	2.6	2.2

Net income	9.6%	9.0%

Revenue

The following tables set forth the amount, percentage of total revenue and percentage increase (decrease) of our revenue by product group, product type and product line:

	Three Months Ended		Three Months Ended		Percentage
	March 31, 2005		March 31, 2004		Increase
($ in millions)	Revenue	Percentage	Revenue	Percentage	(Decrease)

Product group:
Enterprise solutions	$70.2	92.8%	$66.6	92.5%	5.4%
Developer solutions	5.4	7.2%	5.4	7.5%	1.2%

Total	$75.6	100.0%	$72.0	100.0%	5.1%

Product type:
Authenticators	$38.2	50.5%	$37.4	52.0%	2.2%
Software products	16.4	21.7%	17.8	24.7%	(7.7)%
Maintenance and professional services	21.0	27.8%	16.8	23.3%	25.1%

Total	$75.6	100.0%	$72.0	100.0%	5.1%

Product line:
Authentication products	$65.4	86.5%	$62.7	87.1%	4.4%
Encryption products	5.4	7.1%	5.4	7.5%	(0.7)%
Web access management products	4.8	6.4%	3.9	5.4%	22.9%

Total	$75.6	100.0%	$72.0	100.0%	5.1%

The following tables set forth the amount, percentage of total revenue and percentage increase of revenue by region:

	Three Months Ended		Three Months Ended
	March 31, 2005		March 31,2004		Percentage
($ in millions)	Revenue	Percentage	Revenue	Percentage	Increase

United States	$41.1	54.4%	$40.5	56.3%	1.6%
Europe and other	25.8	34.1%	24.3	33.7%	6.2%
Asia Pacific	8.7	11.5%	7.2	10.0%	20.7%

Total	$75.6	100.0%	$72.0	100.0%	5.1%

Summary of Financial Highlights for the three months ended March 31, 2005

•	Our sales for the three months ended March 31, 2005 were $75.6 million, an increase of $3.7 million, or 5.1 percent, compared to sales of $72.0 million for the three months ended March 31, 2004.

•	Our net income for the three months ended March 31, 2005 was $7.2 million, an increase of $0.7 million, or 11.9 percent, compared to net income of $6.5 million for the three months ended March 31, 2004.

•	Our balance sheet remains strong with cash, cash equivalents, and marketable securities of $282.3 million at March 31, 2005, compared to $289.7 million of cash, cash equivalents, and marketable securities at December 31, 2004 and $219.0 million of cash, cash equivalents, and marketable securities at March 31, 2004. We repurchased 750,000 shares of our stock for $12.4 million during the quarter ended March 31, 2005.

We believe the increase in our total revenue in the first quarter of 2005, as compared to the first quarter of 2004, was primarily attributable to several major factors:

•	We have observed that businesses are continuing the trend toward permitting remote access to internal resources and Web-enabling existing applications.

•	Our identity and access management solutions promote our product synergies and enable us to generate additional revenue by selling additional products to existing customers.

•	An increasing number of small and mid-size businesses are adopting our authentication products.

•	Some of our existing larger customers have expanded their deployments of our products.

•	We sell to a number of vertical markets and are not dependent on any one sector for our revenue.

Although our total revenue increased in the first quarter of 2005, as compared to the first quarter of 2004, our software revenue decreased slightly. We believe the decrease in software revenue was primarily due to slower than anticipated uptake rates and longer than anticipated sales cycles on our larger and more complex software deals in the first quarter of 2005.

We believe that our future total revenue will be influenced by several major factors:

•	As new, lower cost remote access technologies become available and as employment rates increase, we believe that we will benefit with increased total product revenue.

•	We believe that governmental regulations regarding the access to and distribution of private information will drive demand for our products. For example, we believe our revenue from the healthcare and financial services markets will continue to increase due to required compliance with industry-specific privacy and security laws and standards.

•	We believe that as the United States government proceeds with its agenda of increasing awareness and funding of cyber-security issues and focusing on homeland security, we may benefit with increased revenue.

•	However, information technology budgets continue to be constrained, and the continued uncertainty in the economy and global affairs may affect revenue generated from the sales of our products in future quarters.

Our RSA SecurID authentication product line generates a substantial portion of our revenue. RSA SecurID credentials (includes hardware and software, smart cards and USB tokens) licensed, in thousands, were as follows:

	Three Months
	Ended March 31,		Percentage
	2005	2004	Increase
Number of credentials licensed	1,039	927	12.1%

The increase in number of credentials licensed in the first quarter of 2005, as compared to the first quarter of 2004, contributed to the increased revenue from our RSA SecurID authentication product line. We believe our RSA SecurID authentication products generate and will continue to generate substantial revenue for us.

We believe the increase in our Web access management revenue during the three months ended March 31, 2005 as compared to the comparable period in 2004, is due in part to an increase in the number of companies allowing access of their information and applications by internal and external users. We believe that our Web access management revenue will continue to grow due to introductions of new enhancements to our products, including the RSA Federal Identity Manager, strong technology and strategic partnerships. In addition, we have dedicated a portion of our sales force to focus on selling our emerging products.

The encryption revenue remained flat during the three months ended March 31, 2005 as compared to the comparable period in 2004. We believe that Developer solutions revenue may benefit from companies’ needs to secure their transactions due to various regulatory requirements.

The increase in service revenue for the three months ended March 31, 2005, as compared to the comparable period in 2004, was primarily attributed to growth of new products and licenses coupled with a high rate of renewals of annual maintenance contracts related to sale of products in prior periods.

We believe the government sector of our business may increase in the future as government agencies seek e-security partners in order to execute their cyber-security agenda. Revenue from the government sector of our business increased 3.2% during the three months ended March 31, 2005 as compared to the comparable period in 2004.

Gross Profit

The following tables set forth the gross profit and gross margin for products and maintenance and professional services:

	Three Months Ended March 31,
	2005		2004
($ in millions)	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Products	$45.9	84.0%	$47.0	85.1%
Maintenance and professional services	14.9	71.0%	11.1	66.6%

Total	$60.8	80.4%	$58.1	80.8%

The decrease in total gross margin for the first quarter of 2005, as compared to the first quarter of 2004, was primarily a result of the greater mix of services revenue as a percentage of our total revenue.

The decrease in gross margin for products for the first quarter of 2005, as compared to the same period of 2004, was primarily due to a decrease in software revenue year over year, which typically has higher margin than other products.

The increase in gross profit margin from maintenance and professional services in the first quarter of 2005, as compared to first quarter of 2004, was primarily attributable to increased maintenance revenue achieved on decreased customer support costs.

Research and Development

Total research and development expenses increased 8.5% in the first quarter of 2005 to $15.9 million from $14.7 million in the first quarter of 2004, and represented 21.1% and 20.4% of total revenue for the first quarter of 2005 and 2004, respectively. The increase in research and development expenses of $1.2 million for the first quarter of 2005 as compared to the first quarter of 2004 resulted from increased payroll and consulting expenses associated with our continued allocation of resources towards investing in our future product offerings.

Marketing and Selling

Total marketing and selling expenses increased 10.7% in the first quarter of 2005 to $29.1 million from $26.3 million in the first quarter of 2004, and represented 38.5% and 36.6% of total revenue for the first quarter of 2005 and 2004, respectively. For the first quarter of 2005, as compared to the first quarter of 2004, approximately $4.7 million of the increase in marketing and selling expenses was due to increased overhead costs and approximately $0.8 million for commission expenses on increased revenue, partially offset by a decrease in labor costs of approximately $2.0 million.

General and Administrative

Total general and administrative expenses increased 10.2% in the first quarter of 2005 to $8.4 million from $7.6 million in the first quarter of 2004, and represented 11.0% and 10.5% of total revenue for the first quarter of 2005 and 2004, respectively. The increase in general and administrative expenses of $0.8 million for the first quarter of 2005, as compared to the first quarter of 2004, was due to increased payroll and consulting fees of $0.6 million and increased overhead expenses of $0.2 million.

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

Restructuring charges recorded during 2002 and 2001 consisted of facility exit costs, costs associated with the sale and liquidation of our Swedish development operations, and severance and other costs associated with the reduction of employee headcount.

During 2004 we recorded a charge of $1.6 million related to revised estimates of facility exit costs. We revised this estimate of facility exit costs based upon the terms of finalized subleases and associated costs obtained during the second quarter of 2004. We also reduced our restructuring reserve by $0.8 million during the three months ended December 31, 2004, when we determined our remaining severance and operating costs were lower than originally estimated.

Restructuring activity during the three months ended March 31, 2005 was as follows:

Facility
Exit
($ in millions)	Costs
Balance at January 1, 2005	$19.7
Payments	(1.3)

Balance at March 31, 2005	$18.4

We expect to pay the remaining restructuring costs accrued at March 31, 2005 as follows:

Nine months ending December 31, 2005	$4.5
Year ending December 31, 2006	4.7
Year ending December 31, 2007	4.3
Year ending December 31, 2008	3.0
Year ending December 31, 2009	1.9

Interest Expense and Other

Interest expense and other includes the following:

	Three Months Ended
	March 31,
($ in millions)	2005	2004

Interest expense on 7% convertible debentures	$—	$(1.4)
Non cash amortization of deferred financing costs	—	(0.4)
Non cash accretion of warrant value	—	(0.3)
Interest income, net of expense and other	0.2	0.1
Investment income	1.5	0.4
Gain from foreign currency transactions	0.2	0.3

Total interest expense and other	$1.9	$(1.3)

The decrease in interest expense in the three months ended March 31, 2005 as compared to the comparable period in 2004 was due to the conversions to common stock of $80.0 million of our convertible debentures in June and October 2004. Accordingly, we are no longer required to pay interest on these debentures. The increase in investment income for the three months ended March 31, 2005 compared to the comparable period in 2004 was due to higher cash and marketable securities investment balances and increasing investment yields.

Loss from Investing Activities

Loss from investing activities includes the following losses:

	Three Months Ended
	March 31,
($ in millions)	2005	2004
Gain on sale of investments	—	$—
Decline in fair value of Crosby Finance, LLC	—	(0.1)

Total loss from investing activities	—	$(0.1)

Provision for Income Taxes

The provision for income taxes was $2.0 million during the first quarter of 2005 compared to a provision of $1.6 million during the first quarter of 2004. Our effective tax rate increased to 22.0% for the first quarter of 2005 from 20.0% for the first quarter of 2004.

Liquidity and Capital Resources

We had $54.2 million in cash and cash equivalents at March 31, 2005, consisting primarily of operating cash and short-term investments. This represents a decrease of $14.0 million in cash and cash equivalents primarily due to our using $12.4 million during the quarter ended March 31, 2005 to repurchase shares of our common stock.

Cash provided by operations of $4.8 million during 2004 consisted primarily of net income of $7.2 million.

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

Cash used for investing activities of $9.9 million during the first quarter of 2005 consisted primarily of $64.3 million of cash used for the purchase of marketable securities and $2.2 million of cash used to purchase property and equipment and other long term assets, which was partially offset by $57.2 million of cash provided by the sale and maturities of marketable securities. Our plans for future uses of cash may include acquisitions of other entities or technologies and additional purchases of property and equipment. We anticipate capital expenditures will be primarily for purchases of property and equipment and will aggregate approximately $6 to $8 million for the remaining nine months of 2005. We expect to fund our capital expenditures from cash on hand and cash generated from operations.

Cash used for financing activities of $8.8 million during the first quarter of 2005 consisted primarily of $12.4 million of cash used to repurchase shares of our common stock, partially offset by $3.6 million of proceeds from employee exercises and purchases under our stock option and employee stock purchase plans.

The following are our contractual commitments associated with our lease obligations and restructurings, and from purchase and royalty obligations:

	Years Ending December 31,
($ in millions)	2005	2006	2007	2008	Thereafter	Total

Leases	$10.6	$14.2	$14.1	$13.9	$81.8	$134.6
Restructurings	4.5	4.7	4.3	3.0	1.9	18.4
Purchase obligations	0.7	1.9	—	—	—	2.6
Minimum royalty obligations	2.3	—	—	—	—	2.3

Total commitments	$18.1	$20.8	$18.4	$16.9	$83.7	$157.9

We have commitments for various operating leases worldwide that expire at various times through 2017 and that are shown above net of existing sublease agreements, excluding facility exit costs included in restructuring charges. The lease commitments of $134.6 million shown also include lease commitments of $14.0 million related to certain exited facilities that have not been reserved for in restructuring charges, which represents our estimated sublease income from these facilities from the end of the period reserved to the end of the lease term. Restructuring commitments shown above are primarily for facility exit costs of up to 57 months of minimum lease payments due under certain excess facilities lease agreements, net of related sublease agreements. Purchase obligations relate to inventory commitments.

We currently have no debt and we believe that cash generated from our operating activities will be sufficient to fund our working capital requirements, including our restructuring liabilities, through at least the next twelve months. We anticipate that current cash on hand, cash generated from operations, and cash generated from the exercise of employee options and employee stock purchase plans will be adequate to fund our planned capital and financing expenditures for at least the next twelve months.

We provide e-security solutions to various customers in diverse industries. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. We had two significant customers who are distributors, whose aggregate balances accounted for approximately 13% and 19% of our total accounts receivable as of March 31, 2005 and December 31, 2004, respectively.

We are currently under audit by the United States Internal Revenue Service (the “IRS”) for the years 1996 through 2002. The audit was substantially complete at December 31, 2004. We expect to receive a cash refund within the next nine to twelve months as a result of the IRS audit. The impact of this refund has not been reflected in the financial statements as, although substantially complete, the IRS has not yet issued a final audit report. The refund is considered a discrete event and its impact will be reflected in the financial statements in the quarter in which the final audit report is issued.

Our plans for future uses of cash may include additional acquisitions of other entities or technologies, additional purchases of property and equipment, inventory, and stock repurchases pursuant to the stock repurchase program announced in September 2004. We anticipate that our capital expenditures for the remainder of 2005 will be approximately $6 to $8 million and will be primarily for purchases of property and equipment. We expect to fund our capital expenditures from cash on hand and cash generated from operations.

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

Our stock price has been volatile and is likely to remain volatile. From March 31, 2004 through April 22, 2005 our stock price has ranged from a per share high of $23.91 to a low of $10.31. A number of factors may contribute to the volatility of our stock price, including:

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

Unless we keep up with the ongoing changes in e-security technology and standards, our products could become obsolete. Our success depends in part upon our ability to enhance our existing products and to introduce new, competitively priced products and solutions with features that meet changing market requirements, all in a timely and cost-effective manner. A number of factors, including the following, could have a negative impact on the success of our products:

•	quality, reliability or security failures, which could result in product returns, delays in collecting accounts receivable, unexpected service or warranty expenses, reduced orders and a decline in our competitive position;

•	delays or difficulties in product development;

•	our competitors’ introduction of new products or services ahead of our new products or services, or their introduction of superior or cheaper products or services;

•	the availability of free, unpatented implementations of encryption algorithms and security protocols;

•	the market’s failure to accept new technologies, including connected authentication devices, smart cards, enterprise strong authentication, Web access management, digital certificates and public and private key management;

•	our failure to include features in our products, or obtain industry and governmental certifications, that our customers or U.S. or foreign government regulators may require;

•	our failure to anticipate changes in customers’ requirements; and

•	the implementation of industry or government standards that are inconsistent with the technology embodied in our products.

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

International sales make up a significant portion of our business. International sales accounted for more than 40% of our total revenue in each of the years ended December 31, 2004, 2003 and 2002 and in the three months ended March 31, 2005. There are certain risks inherent in doing business internationally, including:

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

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as our business practices evolve and could have a material adverse impact on our financial results. Our primary exposures to fluctuations in foreign currency exchange rates relate to sales and operating expenses denominated in currencies other than the U.S. dollar. The operations of our foreign subsidiary in Ireland are measured using the U.S. dollar as its functional currency, while all of our other foreign branches and subsidiaries operations are measured using the local currencies as the functional currencies. Our sales to our customers in countries outside of the United States are primarily billed through Ireland and are thus denominated in U.S. dollars. When we do invoice customers in a non U.S. dollar currency, we are exposed to foreign exchange rate fluctuations from the time of invoice until collection occurs. In Ireland, where we invoice our customers in U.S. dollars, we pay our operating expenses in local currencies. Accordingly, fluctuations in the Euro relative to the U.S. dollar are reflected directly in our income statement. We are also exposed to foreign currency rate fluctuations between the time we collect in U.S. dollars and the time we pay our operating expenses in local currency. Fluctuations in foreign currency exchange rates could affect the profitability and cash flows in U.S. dollars of our products sold in international markets.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2005, our disclosure controls and procedures were effective, in that they (1) were designed to ensure that material information relating to RSA Security, including its consolidated subsidiaries, is made known to our CEO and CFO by others within RSA Security, particularly during the period in which this Report was being prepared, and (2) provide reasonable assurance that information that we are required to disclose in the reports we file under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act) occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On or about February 2, 2001, Leon Stambler filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., First Data Corporation, Openwave Systems Inc., and Omnisky Corporation — Case Number 01-0065. In his complaint, Mr. Stambler alleged that certain products marketed by each of the defendants infringed various patents that he owns, and he sought unspecified damages as well as a preliminary and permanent injunction enjoining the defendants from infringing the claims asserted. The trial took place in March 2003, and the jury determined that our products did not infringe Mr. Stambler’s patents. On April 17, 2003, the court entered final judgment in our favor on all claims of non-infringement. On or about December 8, 2003, Mr. Stambler filed a notice of appeal to the United States Court of Appeals. On or about February 11, 2005, the Court of Appeals issued a ruling denying Mr. Stambler’s request for a new trial and affirming the lower court’s ruling in our favor. We do not yet know whether Mr. Stambler will seek any further appeals; even if he does so, we believe that the disposition of this matter will not have a material adverse effect on our continuing operations and consolidated financial position.

On or about April 11, 2005, Prism Technologies LLC filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., Netegrity, Inc., Computer Associates International, Inc. and Johnson & Johnson — Case Number 05-214. In its complaint, Prism Technologies alleges that our RSA ClearTrust product and certain products of each of the other defendants infringe a patent that Prism Technologies owns, and Prism Technologies seeks unspecified damages as well as a permanent injunction enjoining the defendants from infringing its patent. We are currently evaluating Prism Technologies’ claims.

From time to time, we have been named as a defendant in other legal actions arising from our normal business activities, which we believe will not have a material adverse effect on us or our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 3, 2004, we announced that our Board of Directors had authorized us to repurchase up to 6,700,000 shares of our common stock through December 31, 2005. The table below contains information about our activities under this common stock repurchase program during the quarter ended March 31, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of
			Shares Purchased	Maximum Number
	Total Number		as Part of Publicly	of Shares that May
	of Shares	Average Price	Announced	Yet Be Purchased
Period	Purchased	Paid per Share	Program	Under the Program
January 1-31, 2005	0	—	50,000	6,650,000
February 1-28, 2005	514,000	$16.36	564,000	6,136,000
March 1-31, 2005	236,000	$16.98	800,000	5,900,000

Item 6. Exhibits

See the Exhibit Index attached to this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSA SECURITY INC.

/s/ JEFFREY D. GLIDDEN

Jeffrey D. Glidden
Senior Vice President, Finance and Operations,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: May 6, 2005

EXHIBIT INDEX

ITEM	DESCRIPTION
31.1	Certification of our CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of our CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of our CEO and CFO pursuant to 18 U.S.C. §1350.

99.1	Stock trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 adopted by Jeffrey D. Glidden on December 9, 2004.

99.2	Stock trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 adopted by Charles R. Stuckey on February 23, 2005.