Form 10-Q
period 2005-06-30
RSA SECURITY INC/DE/
filed 2005-08-05
CIK 932064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
As of July 29, 2005, there were outstanding 70,932,224 shares of the Registrant’s Common Stock, $0.01 par value per share.

RSA SECURITY INC.
FORM 10-Q
For the Quarter Ended June 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$61,942	$68,210
Marketable securities	222,264	221,509
Accounts receivable (less allowance for doubtful accounts of $1,521 in 2005 and $1,672 in 2004)	48,836	53,494
Inventory	4,501	3,465
Prepaid expenses and other assets	9,817	8,702
Refundable income taxes	3,146	3,146
Deferred taxes	2,520	2,459

Total current assets	353,026	360,985

Property and equipment, net	67,323	70,700
Other assets
Goodwill	172,736	172,736
Deferred taxes	8,222	8,222
Other	14,184	12,184

Total other assets	195,142	193,142

Total assets	$615,491	$624,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,036	$10,995
Accrued payroll and related benefits	12,539	18,964
Accrued expenses and other liabilities	19,114	18,952
Current portion of accrued restructurings	5,080	6,031
Income taxes accrued and payable	22,994	22,479
Deferred revenue	44,317	45,010

Total current liabilities	115,080	122,431

Accrued restructurings, long-term	12,222	13,682
Deferred revenue, long-term	7,582	6,125
Other	6,604	6,057

Total liabilities	141,488	148,295

Commitments and Contingencies
Stockholders’ equity
Common stock, $0.01 par value; authorized, 300,000,000 shares; issued, 71,786,757 and 71,567,587 shares in 2005 and 2004, respectively; outstanding, 70,631,826 and 71,567,587 shares in 2005 and 2004, respectively	718	716
Additional paid-in capital	119,302	119,527
Retained earnings	369,030	353,343
Treasury stock, at cost; 1,154,931 shares in 2005 and zero shares in 2004	(14,978)	—
Accumulated other comprehensive income	(69)	2,946

Total stockholders’ equity	474,003	476,532

Total liabilities and stockholders’ equity	$615,491	$624,827

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue
Products	$54,767	$56,455	$109,401	$111,654
Maintenance and professional services	21,761	19,122	42,745	35,891

Total revenue	76,528	75,577	152,146	147,545

Cost of revenue
Products	9,864	7,844	18,579	16,065
Maintenance and professional services	6,391	5,619	12,483	11,224

Total cost of revenue	16,255	13,463	31,062	27,289

Gross profit	60,273	62,114	121,084	120,256

Costs and expenses
Research and development	15,516	15,477	31,470	30,186
Marketing and selling	28,302	26,895	57,444	53,222
General and administrative	7,999	6,596	16,346	14,169
Restructurings	—	1,601	—	1,601

Total	51,817	50,569	105,260	99,178

Income from operations	8,456	11,545	15,824	21,078

Interest income (expense) and other, net	2,400	(1,623)	4,291	(2,968)
Income (loss) from investing activities	—	49	—	(70)

Income before provision for income taxes	10,856	9,971	20,115	18,040

Provision for income taxes	2,388	1,995	4,425	3,609

Net income	$8,468	$7,976	$15,690	$14,431

Basic earnings per share
Per share amount	$0.12	$0.13	$0.22	$0.23

Weighted average shares	70,923	62,344	71,187	61,761

Diluted earnings per share
Per share amount	$0.12	$0.12	$0.21	$0.22

Weighted average shares	70,923	62,344	71,187	61,761
Effect of dilutive equity instruments	1,817	4,496	2,356	4,420

Adjusted weighted average shares	72,740	66,840	73,543	66,181

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share data)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities

Net income	$15,690	$14,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,004	5,744
Tax benefit from exercise of stock options	1,214	4,743
Amortization of convertible debentures deferred financing costs	—	861
Non cash warrant accretion	—	710
Decrease in Crosby Finance, LLC fair value	—	70
Increase (decrease) in cash from changes in:
Accounts receivable	4,311	(811)
Inventory	(1,036)	224
Prepaid expenses and other assets	(1,318)	1,389
Accounts payable	160	873
Accrued payroll and related benefits	(6,031)	(2,543)
Accrued expenses and other liabilities	(1,396)	(630)
Accrued restructurings	(2,411)	(3,288)
Refundable income taxes and income taxes accrued and payable	553	(402)
Deferred revenue	854	5,430

Net cash provided by operating activities	16,594	26,801

Cash flows from investing activities
Purchases of marketable securities	(96,177)	(171,311)
Sales and maturities of marketable securities	95,247	94,300
Purchases of property and equipment	(4,202)	(3,307)
Other	(1,237)	52

Net cash used for investing activities	(6,369)	(80,266)

Cash flows from financing activities
Proceeds from exercise of stock options and purchase plans	4,672	15,266
Share repurchase	(21,088)	—

Net cash (used for) provided by financing activities	(16,416)	15,266

Effect of exchange rate changes on cash and cash equivalents	(77)	(1,060)

Net decrease in cash and cash equivalents	(6,268)	(39,259)
Cash and cash equivalents, beginning of period	68,210	207,323

Cash and cash equivalents, end of period	$61,942	$168,064

Cash flow information:
Cash payments for income taxes	$2,387	$975
Cash payments for interest expense	$—	$3,187
Supplemental disclosure of non-cash financing activities:
In June 2004, a holder of a convertible debenture with a principal amount of $10,000 converted the full amount of this debenture into shares of our common stock. These conversions resulted in the issuance of an aggregate of 727,537 shares of our common stock and the cancellation of the holder’s debenture. We made no principal payment in connection with the conversions. These conversions resulted in the increase of additional paid-in capital of $9,993 and an increase in common stock of $7 during the three months ended June 30, 2004.
See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of RSA Security Inc. and its wholly- owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed for the year ended December 31, 2004.
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
Reclassification — The long term portion of deferred revenue has been reclassified in the 2004 financial statements to conform to the 2005 presentation.
Use of Estimates — The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States of America and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates.
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

For arrangements that contain an initial prepaid license fee with the payment of ongoing royalties, we recognize revenue on the initial prepaid license fee when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable. The ongoing royalties are recognized at the time a reliable estimate can be made of the actual usage that has occurred, provided collection is probable. Annual license fees or onetime license fee arrangements typically contain non-refundable terms; therefore, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable.
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
Allowance for Doubtful Accounts — We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable and the composition of the accounts receivable aging, historical bad debts, changes to customer creditworthiness, concentration levels, current economic trends, regional factors, other known factors, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Bad debt expense, if any, is included in marketing and selling expenses in the condensed consolidated statements of income. The allowance for doubtful accounts is included in accounts receivable in the condensed consolidated balance sheets and was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Balance, beginning of period	$1,729	$1,814	$1,672	$1,849
Write-offs	(288)	(107)	(313)	(203)
Recoveries of accounts previously written off	80	78	162	139

Balance, end of period	$1,521	$1,785	$1,521	$1,785

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
Accrued warranty reserve is included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The following table presents changes in the warranty reserve:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Balance, beginning of period	$1,622	$3,187	$1,899	$3,877
Provision for warranty expense	52	87	146	241
Deductions	(189)	(505)	(560)	(1,349)

Balance, end of period	$1,485	$2,769	$1,485	$2,769

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
Equity instruments that were considered antidilutive and therefore were not included in the computation of diluted earnings per share include the following shares of our common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Employee stock options	8,919,828	4,116,927	6,532,544	4,321,927
Convertible debentures	—	5,092,761	—	5,092,761
Common stock warrants	873,045	—	—	—
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
Pro Forma Disclosure — Had we recognized compensation expense for our stock option and purchase plans based on the fair value for awards under our plans, pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income as reported	$8,468	$7,976	$15,690	$14,431
Add: stock-based compensation expense included in reported net income, net of related tax effects	20	—	20	—

Less: stock based compensation expense determined under fair value method for all awards, net of related tax effects	(4,525)	(6,972)	(8,911)	(14,894)

Pro forma net income (loss)	$3,943	$1,004	$6,779	$(463)

Net income (loss) per share:
Basic earnings per share — as reported	$0.12	$0.13	$0.22	$0.23

Basic earnings (loss) per share — pro forma	$0.06	$0.02	$0.10	$(0.01)

Diluted earnings per share — as reported	$0.12	$0.12	$0.21	$0.22

Diluted earnings (loss) per share — pro forma	$0.06	$0.02	$0.10	$(0.01)

The fair values used to compute pro forma net income (loss) per share were estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Stock Option Plans:
Risk-free interest rate	3.7%	3.6%	3.7%	2.9%
Expected life of option grants (years)	3.3	4.6	3.4	4.2
Expected volatility of underlying stock	81.8%	79.0%	82.1%	79.0%
Expected dividend payment rate	0.0%	0.0%	0.0%	0.0%
Expected annual forfeiture rate	5.2%	7.5%	5.2%	7.5%
Weighted average fair value of stock options granted	$6.03	$11.50	$6.55	$10.51

Employee Stock Purchase Plan:
Risk-free interest rate	1.8%	1.1%	1.8%	1.1%
Expected life of option grants (years)	0.5	0.5	0.5	0.5
Expected volatility of underlying stock	40.0%	77.0%	40.0%	77.0%
Expected dividend payment rate	0.0%	0.0%	0.0%	0.0%
Weighted average fair value of stock options granted	$4.67	$2.68	$4.67	$2.68
Share Repurchase Authorization — We announced in September 2004 that our Board of Directors had authorized the repurchase of up to 6,700,000 shares of our common stock during 2004 and 2005. In July 2005, our board of directors authorized the repurchase of an additional 2,000,000 shares of our common stock under our share repurchase program and extended the share repurchase program until June 30, 2006. We may make repurchases in the open market or through negotiated transactions from time to time depending on market conditions. During the three months ended June 30, 2005, we repurchased 777,600 shares for $8,647. We have repurchased an aggregate of 1,577,600 shares for $21,998 as of June 30, 2005, of which we have reissued 422,669 shares in connection with the exercise of stock options. The net amount of these shares is reflected as treasury stock on the condensed consolidated balance sheets.
Future Accounting Pronouncements — On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” titled “Share-Based Payment.” This revision requires that all share-based payments to employees, including grants of employee stock options, be recognized in the consolidated statement of operations based on their fair values. The revision will be effective for us at the beginning of our next fiscal year. The standard offers alternative methods of adopting the final rule. We are evaluating which method we will use and the impact on our financial statements. However, adoption will significantly increase compensation expense within the consolidated statement of operations.
2. Investments and Financial Instruments
The contractual maturities of our marketable securities at June 30, 2005 were as follows:

	June 30, 2005
		Net
		Unrealized
	Cost Basis	Losses	Recorded Basis
Debt securities recorded at market, maturing:
Within one year	$102,798	$(378)	$102,420
Greater than one year	120,060	(216)	119,844

Total marketable securities	$222,858	$(594)	$222,264

Our marketable securities at June 30, 2005 consisted of the following:

	Amortized Cost	Accrued Interest	Unrealized Gains	Unrealized Losses	Estimated
					Fair Value

US Government and agency securities	$60,800	$292	—	$(358)	$60,734
Corporate debt securities	40,538	720	—	(236)	41,022
Auction rate securities	120,200	308	—	—	120,508

Total marketable securities	$221,538	$1,320	—	$(594)	$222,264

We have determined that the gross unrealized losses on our investment securities at June 30, 2005 are temporary in nature. We review our investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. All of our fixed income securities are rated investment grade or better. As of June 30, 2005, 66 marketable securities held were in gross unrealized loss positions.
3. Intangible Assets, Net
Intangible assets other than goodwill, included in other non-current assets in the condensed consolidated balance sheets, consisted of the following:

	June 30,
	2005	2004

Licensed technologies, gross	$5,640	$2,054
Accumulated amortization	(908)	(250)

Total intangible assets, net	$4,732	$1,804

The estimated useful lives of our intangible assets are 2-6 years. The future estimated amortization expense of our intangible assets is as follows:

Six months ending December 31, 2005	$707
Year ending December 31, 2006	1,030
Year ending December 31, 2007	950
Year ending December 31, 2008	900
Thereafter	1,145

$4,732

4. Comprehensive Income
Comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$8,468	$7,976	$15,690	$14,431
Unrealized gain (loss) on marketable securities	194	(304)	(113)	(288)
Foreign currency translation adjustments	(1,831)	(989)	(2,902)	(647)

Comprehensive income	$6,831	$6,683	$12,675	$13,496

The tax benefit (provision) of unrealized holding gain (loss) on marketable securities were $(104) and $61 for the three and six months ended June 30, 2005, respectively, and $163 and $156 for the three and six months ended June 30, 2004, respectively.
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

During 2004 we recorded a charge of $1,601 related to revised estimates of facility exit costs. We revised these estimates of facility exit costs based upon the terms of finalized subleases and associated costs obtained during the second quarter of 2004. We also reduced our restructuring reserve by $819 during the three months ended December 31, 2004, when we determined our remaining severance costs and operating costs related to exited facilities were lower than originally estimated.
Restructuring charges accrued and unpaid at June 30, 2005 were as follows:

Facility
Exit Costs
Balance at January 1, 2005	$19,713
Payments	(2,411)

Balance at June 30, 2005	$17,302

We expect to pay the remaining restructuring costs accrued at June 30, 2005 as follows:

Six months ending December 31, 2005	$2,731
Year ending December 31, 2006	4,698
Year ending December 31, 2007	4,341
Year ending December 31, 2008	3,366
Year ending December 31, 2009	2,166

$17,302

6. Segments
We have one reportable segment, e-Security Solutions. The operations of the e-Security Solutions segment consist of the sale of software licenses, hardware, maintenance and professional services through two product groups, Enterprise solutions and Developer solutions. Enterprise solutions includes sales of RSA SecurID® authentication credentials, RSA® Authentication Manager (formerly known as RSA ACE/Server®) software, RSA® Certificate Manager (formerly known as RSA Keon®) software, RSA ClearTrust® software, and maintenance and professional services associated with these products. Developer solutions includes sales of RSA BSAFE® encryption software and protocol products, RSA Certificate Manager components, and maintenance and professional services associated with these products. The segment was determined primarily based upon how the chief decision maker views and evaluates our operations.
Our operations are conducted throughout the world. Operations in the United States represent approximately 56% of total revenue. Our operations in other countries have been grouped by regional area below. The following tables present information about e-Security Solutions revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Product and service groups
Enterprise solutions	$68,700	$68,742	$138,885	$135,343
Developer solutions	7,828	6,835	13,261	12,202

	$76,528	$75,577	$152,146	$147,545

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Geographic areas
United States	$42,822	$42,559	$83,939	$83,026
Europe and other	24,537	24,333	50,378	48,658
Asia Pacific	9,169	8,685	17,829	15,861

	$76,528	$75,577	$152,146	$147,545

Except for Tech Data Corporation, one of our distributors, no single customer accounted for more than 10% of our total revenue for the three and six months ended June 30, 2005 and 2004. Revenue from Tech Data Corporation accounted for 10.2% and 12.7% of our total revenue for the three months ended June 30, 2005 and 2004, respectively, and revenue from Tech Data Corporation accounted for 10.5% and 11.7% of our total revenue for the six months ended June 30, 2005 and 2004, respectively.
The tables below present information about our long- lived assets by regional area:

	At June 30, 2005
			Europe and
	Total	United States	Other	Asia Pacific

Property and equipment, net	$67,323	$35,710	$29,576	$2,037
Goodwill	172,736	172,736	—	—
Other assets	14,184	13,027	56	1,101

	December 31, 2004
			Europe and
	Total	United States	Other	Asia Pacific

Property and equipment, net	$70,700	$36,706	$31,498	$2,496
Goodwill	172,736	172,736	—	—
Other assets	12,184	10,965	54	1,165
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
On or about April 11, 2005, Prism Technologies LLC filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., Netegrity, Inc., Computer Associates International, Inc. and Johnson & Johnson — Case Number 05-214. In its complaint, Prism Technologies alleges that some of our products, including our RSA ClearTrust product, and certain products of each of the other defendants infringe a patent that Prism Technologies owns, and Prism Technologies seeks unspecified damages as well as a permanent injunction enjoining the defendants from infringing its patent. We are evaluating Prism Technologies’ claims. We cannot predict the outcome of this matter, but we believe that the disposition of the matter will not have a material adverse effect on our continuing operations and consolidated financial position.
From time to time, we have been named as a defendant in other legal actions arising from our normal business activities, which we do not believe will have a material adverse effect on us or our business.
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

Overview
RSA Security Inc. and its consolidated subsidiaries are focused on helping customers confidently protect and manage on-line identities and digital assets. With more than 18,000 customers worldwide, RSA Security has a 20-year track record of creating award-winning solutions. Built to work seamlessly in heterogeneous environments, our portfolio of identity access and management solutions is designed to inspire customers to confidently exploit the full power of the Internet as well as secure access to valuable information assets in their enterprise networks.
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
We believe sales of our products are and will be driven by two major trends: (1) enterprises Web-enabling their existing applications and (2) enterprises permitting secure and efficient access to internal resources, whether remotely or within the enterprise. Sales of our RSA SecurID authentication credentials continue to generate substantial revenue for us, while our less mature Enterprise software products are building revenue. We believe the availability of free, “open source” products that compete with our RSA BSAFE product line continues to put pressure on our Developer solutions revenue. We believe our product line synergies and the strength of our customer base create opportunities to sell additional products to existing customers. However, we have observed that information technology budgets remain constrained, which has had and could continue to have a direct effect on the sale of our products. In addition, some of our products, especially our single sign-on solutions and Web access management products, have long and unpredictable sales cycles, in part because our customers may need to invest potentially substantial resources and modify their network infrastructures to take advantage of the products. Furthermore, we are seeing increased competitive activity, which could put pressure on our product prices and lengthen our sales cycle.
We continue to explore opportunities to sell our products into new markets, and we are currently focusing on two new market opportunities. First, although most of our customers continue to use our products to authenticate users accessing electronic resources remotely, from outside the enterprise, with the launch of our RSA SecurID for Microsoft® Windows® and RSA® Sign-On Manager solutions, some of our customers are using our products to authenticate users within the enterprise. Second, although the majority of our customers utilize our products to secure and to manage network and application access for their employees and partners, we have recently increased sales to customers, including internet service providers and financial institutions, who are also using our products to secure and manage access for their customers, including consumer customers. We see interest in consumer authentication broadening to many more types of consumer-facing applications, which we believe is driven by concerns about identity theft and privacy, and the desire to comply with information protection regulations. Accordingly, we have announced our plans to launch our RSA® Authentication Service in the second half of 2005, to provide Internet users with strong authentication for their on-line activities. We believe that these expanded markets have the potential to generate incremental demand for our products.
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
We have contracted with outside manufacturing organizations to produce our RSA SecurID hardware authenticators, and many of our products contain technology that is licensed from third parties. Our cost of revenue consists primarily of costs associated with the manufacture and delivery of RSA SecurID authenticators and royalty fees that we pay for the licensed technology. Cost of revenue also includes warranty obligation expense and labor and overhead costs associated with professional services, customer support, and production activities. Production costs include the programming labor, shipping, inspection and quality control functions associated with the RSA SecurID authenticators. We continue to work to establish new supplier relationships in order to increase the number of vendors from which we buy our authenticators and authenticator components, and reduce our vulnerability to potential supply problems.
We distribute our products through direct sales to end user customers, and through indirect sales, including (i) sales to resellers and distributors that we ship directly to the end user customer and (ii) sales to distributors for stocking purposes. For the three months ended June 30, 2005, approximately 59% of our revenue was from sales to distributors and resellers shipped directly to the end user customers, approximately 35% of our revenue was from direct sales to end user customers, and approximately 6% of our revenue was from sales to stocking distributors. Our stocking distributors provide us with inventory level and point of sale reports on a monthly basis. Based upon these reports, we estimate that our stocking distributors typically hold approximately six to eight weeks of inventory on hand in the distribution channel. Generally, our arrangements with our distributors and resellers are non-exclusive, and we currently have arrangements with more than 1,000 distributors and resellers. In April 2005, we announced a major new program for our resellers and distributors. This program increases the incentives for our resellers and distributors to devote resources to our products and programs and to sell to new customers, which we believe will generate increased indirect sales for us.
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
Some of our arrangements contain bundled products which include a term software license, an RSA SecurID® authenticator and support for the term of the license. As these arrangements contain multiple elements where VSOE of fair value does not exist for all undelivered elements, we record these arrangements as deferred revenue and recognize revenue ratably on a monthly basis over the term of the license agreement.
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
Income Taxes — The preparation of our condensed consolidated financial statements requires us to estimate our income taxes in each of the jurisdictions in which we operate, including those outside the United States, which may be subject to certain risks that ordinarily would not be expected in the United States. A change in our estimate of income by jurisdiction could cause a change in our annual effective tax rate. The income tax accounting process involves our estimating our actual current exposure together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We must then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.
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
Valuation of Goodwill and Other Intangible Assets — In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future cash flows and earnings and other factors used to determine the fair value of the respective assets. We will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. We generally determine fair value based on estimated discounted future cash flows. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. Any such impairment charge could be significant and could have a material adverse effect on our consolidated financial position and results of operations. We perform an annual test for impairment of our goodwill as of November 30 of each year, and if events or circumstances occur that would more likely than not reduce the fair value of the goodwill below its carrying amount, will perform an interim impairment test. We completed the required annual goodwill impairment test as of November 30, 2004, by comparing the carrying amount of the enterprise to the estimated fair value of the enterprise. Estimated fair value of the enterprise was determined based upon the market multiple valuation method, which requires that we utilize estimates of future cash flows, revenue and earnings. As of November 30, 2004, the fair value of the enterprise was greater than the carrying amount of the enterprise. Therefore, our annual goodwill impairment test performed as of November 30, 2004 did not result in an impairment of our goodwill. No events have occurred since November 2004 that would suggest that an impairment of our intangible assets exists. At June 30, 2005, we had approximately $172.7 million of goodwill, which accounted for approximately 28% of our total assets. Any future adverse event could cause our intangible assets to become impaired which would result in a decrease to the carrying value of our intangible assets and could have a material effect on our results of operations and consolidated financial position.
Restructurings—During 2002 and 2001, we initiated consolidation of certain operations in order to enhance operational efficiency and reduce expenses, and recorded significant restructuring charges in connection with these actions. Restructuring charges totaled $56.0 million in 2002 and $20.0 million in 2001. These restructuring charges and our continued analysis of our facilities require us to make estimates based upon real estate market conditions, rental rates, future corporate requirements, general economic conditions and future estimated cash flows. Included in the restructuring charges recorded in 2002 were facility exit costs of $44.0 million, which represented estimated shortfalls of sublease rental income compared to lease payments due through 2009 under certain exited facilities lease agreements, impaired leasehold improvements and furniture and fixtures, and other associated facilities expenses. We based our initial estimates related to anticipated sublease market rates for excess facilities on assumptions regarding the time period required to locate and contract with suitable subtenants and base these assumptions on market trend information analysis. During 2004 we recorded a charge of $1.6 million related to revised estimates of facility exit costs. We revised this estimate of facility exit costs based upon the terms of finalized subleases and associated costs obtained during the second quarter of 2004. We also reduced our restructuring reserve by $ 0.8 million during the three months ended December 31, 2004, when we determined our remaining severance costs and operating costs related to exited facilities were lower than originally estimated.
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
Future Accounting Pronouncements — On December 16, 2004, FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” titled “Share-Based Payment.” This revision requires that all share-based payments to employees, including grants of employee stock options, be recognized in the consolidated statement of operations based on their fair values. The revision will be effective for us at the beginning of our next fiscal year. The standard offers alternative methods of adopting the final rule. We are evaluating which method we will use and the impact on the financial statements. However, adoption will significantly increase compensation expense within the consolidated statement of operations.

Results of Operations
The following table sets forth certain consolidated financial data as a percentage of our total revenue:

	Percentage of		Percentage of
	Total Revenue		Total Revenue
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue
Products	71.6%	74.7%	71.9%	75.7%
Maintenance and professional services	28.4	25.3	28.1	24.3

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue
Products	12.8	10.4	12.2	10.9
Maintenance and professional services	8.4	7.4	8.2	7.6

Total cost of revenue	21.2	17.8	20.4	18.5

Gross margin	78.8	82.2	79.6	81.5

Costs and expenses
Research and development	20.3	20.5	20.7	20.4
Marketing and selling	37.0	35.6	37.8	36.1
General and administrative	10.5	8.7	10.7	9.6
Restructurings	—	2.1	—	1.1

Total	67.8	66.9	69.2	67.2

Income from operations	11.0	15.3	10.4	14.3

Interest expense and other	3.2	(2.1)	2.8	(2.0)

Income before provision for income taxes	14.2	13.2	13.2	12.3

Provision for income taxes	3.1	2.6	2.9	2.5

Net income	11.1%	10.6%	10.3%	9.8%

Revenue
The following tables set forth the amount, percentage of total revenue and percentage increase of our revenue by product group, product type and product line:

	Three Months Ended		Three Months Ended		Percentage
	June 30, 2005		June 30, 2004		Increase
($ in millions)	Revenue	Percentage	Revenue	Percentage	(Decrease)

Product group:
Enterprise solutions	$68.7	89.8%	$68.8	91.0%	(0.2)%
Developer solutions	7.8	10.2%	6.8	9.0%	14.7%

Total	$76.5	100.0%	$75.6	100.0%	1.2%

Product type:
Authenticators	$35.6	46.5%	$36.2	47.9%	(1.7)%
Software products	19.1	25.0%	20.3	26.8%	(5.9)%
Maintenance and professional services	21.8	28.5%	19.1	25.3%	14.1%

Total	$76.5	100.0%	$75.6	100.0%	1.2%

Product line:
Authentication products	$62.2	81.3%	$62.8	83.1%	(1.0)%
Encryption products	8.0	10.5%	6.8	9.0%	17.7%
Web access management products	6.3	8.2%	6.0	7.9%	5.0%

Total	$76.5	100.0%	$75.6	100.0%	1.2%

	Six Months Ended		Six Months Ended		Percentage
	June 30, 2005		June 30, 2004		Increase
($ in millions)	Revenue	Percentage	Revenue	Percentage	(Decrease)

Product group:
Enterprise solutions	$138.9	91.3%	$135.3	91.7%	2.7%
Developer solutions	13.2	8.7%	12.2	8.3%	8.2%

Total	$152.1	100.0%	$147.5	100.0%	3.1%

Product type:
Authenticators	$73.8	48.5%	$73.5	49.8%	0.4%
Software products	35.6	23.4%	38.1	25.8%	(6.6)%
Maintenance and professional services	42.7	28.1%	35.9	24.4%	18.9%

Total	$152.1	100.0%	$147.5	100.0%	3.1%

Product line:
Authentication products	$127.7	84.0%	$125.5	85.1%	1.8%
Encryption products	13.3	8.7%	12.1	8.2%	9.9%
Web access management products	11.1	7.3%	9.9	6.7%	12.1%

Total	$152.1	100.0%	$147.5	100.0%	3.1%

The following tables set forth the amount, percentage of total revenue and percentage increase of revenue by region:

	Three Months Ended		Three Months Ended
	June 30, 2005		June 30, 2004		Percentage
($ in millions)	Revenue	Percentage	Revenue	Percentage	Increase

United States	$42.8	55.9%	$42.6	56.3%	0.6%
Europe and other	24.5	32.1%	24.3	32.2%	0.8%
Asia Pacific	9.2	12.0%	8.7	11.5%	5.6%

Total	$76.5	100.0%	$75.6	100.0%	1.2%

	Six Months Ended		Six Months Ended
	June 30, 2005		June 30, 2004		Percentage
($ in millions)	Revenue	Percentage	Revenue	Percentage	Increase

United States	$83.9	55.2%	$83.0	56.3%	1.1%
Europe and other	50.4	33.1%	48.6	32.9%	3.5%
Asia Pacific	17.8	11.7%	15.9	10.8%	12.4%

Total	$152.1	100.0%	$147.5	100.0%	3.1%

Summary of Financial Data for the three months ended June 30, 2005
•	Our sales for the three months ended June 30, 2005 were $76.5 million, an increase of $1.0 million as compared to sales of $75.6 million for the three months ended June 30, 2004.

•	Our net income for the three months ended June 30, 2005 was $8.6 million, an increase of $0.5 million, or 6%, compared to net income of $8.0 million for the three months ended June 30, 2004.

•	Our cash, cash equivalents, and marketable securities were $284.2 million at June 30, 2005, compared to $289.7 million of cash, cash equivalents, and marketable securities at December 31, 2004 and $244.6 million of cash, cash equivalents, and marketable securities at June 30, 2004. We repurchased 777,600 shares of our common stock for $8.6 million during the quarter ended June 30, 2005.
We believe that our future total revenue will be influenced by several major factors:
•	As new, lower cost remote access technologies become available and as employment rates increase, we believe that we will benefit with increased total product revenue.

•	We believe that governmental regulations regarding the access to and distribution of private information will drive demand for our products. For example, we believe our revenue from the healthcare and financial services markets will increase as companies work to bring their information technology systems into compliance with industry-specific privacy and security laws and standards.

•	We believe that as the United States government proceeds with its agenda of increasing awareness and funding of cyber-security issues and focusing on homeland security, we may benefit with increased revenue.

•	However, information technology budgets continue to be constrained, and the continued uncertainty in the economy and global affairs may affect revenue generated from the sales of our products in future quarters.

•	In addition, we are seeing increased competitive activity, which could put pressure on our product prices. Although we do not believe that our competitors have caused us to lose a significant number of sales, we do believe that increased competition may lengthen our sales cycles.
The increase in our total revenue in the second quarter of 2005, as compared to the second quarter of 2004, was attributable to an increase in our service revenue. The increase in service revenue was primarily attributable to a high rate of renewals of annual maintenance contracts related to sale of products in prior periods.

Although our total revenue increased in the second quarter of 2005, as compared to the second quarter of 2004, our product and software revenue decreased slightly. In the second quarter of 2004, we closed several large customer enterprise transactions that contributed additional revenue for that quarter. We have experienced lengthening sales cycles, especially on large enterprise accounts, in the second quarter of 2005.
Our RSA SecurID authentication product line generates a substantial portion of our revenue. RSA SecurID credentials (includes hardware and software, smart cards and USB tokens) licensed, in thousands, were as follows:

	Three Months Ended
	June 30,		Percentage
	2005	2004	Increase

Number of credentials licensed	1,031,303	904,728	14.0%

	Six Months Ended
	June 30,		Percentage
	2005	2004	Increase

Number of credentials licensed	2,070,524	1,832,144	13.0%
The increase in credentials licensed is attributable to an increase in users within our existing enterprise accounts, an increase in new customers and the growth of credentials licensed for consumer authentication.
We believe the increase in our Web access management revenue during the three months ended June 30, 2005 as compared to the comparable period in 2004, is due in part to an increase in the number of customers allowing access of their information and applications by internal and external users. We believe that our Web access management revenue will continue to grow due to increased deployments of Web-based applications that may be accessed by a company’s employees, partners and customers.
The increase in encryption revenue during the three months ended June 30, 2005 as compared to the comparable period in 2004 was primarily due to strong sales to our technology customers. We believe that our Developer solutions revenue may benefit from companies’ needs to secure their computing systems, databases and transactions due to various regulatory requirements.
We believe the government sector of our business may increase in the future as government agencies seek e-security partners in order to execute their cyber-security agenda.

Gross Profit
The following tables set forth the gross profit and gross margin for products and maintenance and professional services:

	Three Months Ended June 30,
	2005		2004
($ in millions)	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Products	$44.9	82.0%	$48.6	86.1%
Maintenance and professional services	15.4	70.6%	13.5	70.6%

Total	$60.3	78.8%	$62.1	82.2%

	Six Months Ended June 30,
	2005		2004
($ in millions)	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Products	$90.8	83.0%	$95.6	85.6%
Maintenance and professional services	30.3	70.8%	24.7	68.7%

Total	$121.1	79.6%	$120.3	81.5%

The decrease in total gross margin for the second quarter of 2005, as compared to the second quarter of 2004, was primarily a result of the greater mix of services revenue as a percentage of our total revenue as well as startup costs associated with the build-out of RSA Authentication Service and the introduction of new RSA SecurID hardware authentication credentials.
The decrease in gross margin for products for the second quarter of 2005, as compared to the same period of 2004, was primarily due to a decrease in software revenue year over year, which typically has higher margin than other products.
The increase in gross margin from maintenance and professional services in the second quarter of 2005, as compared to the second quarter of 2004, was primarily attributable to increased maintenance revenue achieved at a higher rate than associated costs.
Marketing and Selling
Total marketing and selling expenses increased 5.2% in the second quarter of 2005 to $28.3 million from $26.9 million in the second quarter of 2004, and represented 37.0% and 35.6% of total revenue for the second quarter of 2005 and 2004, respectively. For the second quarter of 2005, as compared to the second quarter of 2004, approximately $1.2 million of the increase in marketing and selling expenses was due to increased overhead costs and approximately $0.8 million of the increase was due to increased labor costs, partially offset by a decrease in commission expenses of approximately $0.4 million.
General and Administrative
Total general and administrative expenses increased 21.3% in the second quarter of 2005 to $8.0 million from $6.6 million in the second quarter of 2004, and represented 10.5% and 8.7% of total revenue for the second quarter of 2005 and 2004, respectively. The increase in general and administrative expenses of $1.4 million for the second quarter of 2005, as compared to the second quarter of 2004, was primarily attributable to a non recurring reimbursement of legal fees in 2004 resulting from our successful defense of an arbitration, partially offset by decreased labor costs of $0.4 for the second quarter of 2005, as compared to the second quarter of 2004.
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

Restructuring activity during the six months ended June 30, 2005 was as follows:

Facility
Exit
($ in millions)	Costs
Balance at January 1, 2005	$19.7
Payments	(2.4)

Balance at June 30, 2005	$17.3

We expect to pay the remaining restructuring costs accrued at June 30, 2005 as follows:

Six months ending December 31, 2005	$2.7
Year ending December 31, 2006	4.7
Year ending December 31, 2007	4.3
Year ending December 31, 2008	3.4
Year ending December 31, 2009	2.2
Interest Income (Expense) and Other, Net
Interest income (expense) and other, net includes the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2005	2004	2005	2004

Interest expense on 7% convertible debentures	$—	$(1.4)	$—	$(2.8)
Non cash amortization of deferred financing costs	—	(0.5)	—	(0.9)
Non cash accretion of warrant value	—	(0.3)	—	(0.7)
Interest income (expense) and other, net	0.2	(0.1)	0.3	0.1
Investment income	1.7	0.6	3.3	0.9
Gain from foreign currency transactions	0.5	0.1	0.7	0.4

Total interest income (expense) and other, net	$2.4	$(1.6)	$4.3	$(3.0)

The decrease in interest expense in the three months ended June 30, 2005, as compared to the comparable period in 2004, was due to the conversions to common stock of all $80.0 million of our convertible debentures in June and October 2004. Accordingly, we no longer pay interest on these debentures. The increase in investment income for the three months ended June 30, 2005 compared to the comparable period in 2004 was due to higher cash and marketable securities investment balances and increased investment yields.
Investing Activities
Investing activities includes the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2005	2004	2005	2004
Gain on sale of investments	—	—	—	$1.5
Increase (decrease) in fair value of Crosby Finance, LLC	—	$0.1	(0.1)	0.1

Total income (loss) from investing activities	—	$0.1	(0.1)	$1.6

Provision for Income Taxes
The provision for income taxes was $2.4 million during the second quarter of 2005, compared to a provision of $2.0 million during the second quarter of 2004. Our effective tax rate increased to 22.0% for the second quarter of 2005 from 20.0% for the second quarter of 2004.
We are currently under audit by the United States Internal Revenue Service (the “IRS”) for the years 1996 through 2002. The audit was substantially complete at December 31, 2004. We expect to receive a cash refund within the next six to nine months as a result of the IRS audit. The impact of this refund has not been fully reflected in the financial statements because the IRS has not yet issued a final audit report, although the report is substantially complete. The refund is considered a discrete event and its impact will be reflected in the financial statements in the quarter in which cash is received.
Liquidity and Capital Resources
We had $61.9 million in cash and cash equivalents at June 30, 2005, consisting primarily of operating cash and short-term investments. This represents a decrease of $6.3 million in cash and cash equivalents primarily due to our use of $8.6 million during the quarter ended June 30, 2005 to repurchase shares of our common stock.
Cash provided by operations of $16.6 million during the six months ended June 30, 2005 consisted primarily of net income of $15.7 million and depreciation of $6.0 million, partially offset by an increase in accounts receivable of $4.3 million.
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
Cash used for investing activities of $6.4 million during the second quarter of 2005 consisted primarily of $96.2 million of cash used for the purchase of marketable securities and $4.2 million of cash used to purchase property and equipment and other long-term assets, which was partially offset by $95.3 million of cash provided by the sale and maturities of marketable securities.
Cash used for financing activities of $16.4 million during the second quarter of 2005 consisted primarily of $21.1 million of cash used to repurchase shares of our common stock, partially offset by $4.7 million of proceeds from employee exercises and purchases under our stock option and employee stock purchase plans.
The following are our contractual commitments associated with our lease obligations and restructurings, and from purchase obligations:

	Years Ending December 31,
($ in millions)	2005	2006	2007	2008	Thereafter	Total

Operating leases	$7.8	$15.0	$14.4	$13.7	$82.3	$133.2
Restructurings	2.7	4.7	4.3	3.4	2.2	17.3
Purchase obligations		0.7	1.9	—	—	2.6

Total commitments	$10.5	$20.4	$20.6	$17.1	$84.5	$153.1

We have commitments for various operating leases worldwide that expire at various times through 2017 and that are shown above net of existing sublease agreements, excluding facility exit costs included in restructuring charges. The lease commitments of $133.2 million shown also include lease commitments of $12.8 million related to certain exited facilities that have not been reserved for in restructuring charges, which represents our estimated sublease income from these facilities from the end of the period reserved to the end of the lease term. Restructuring commitments shown above are primarily for facility exit costs of up to 54 months of minimum lease payments due under certain excess facilities lease agreements, net of related sublease agreements. Purchase obligations relate to inventory commitments.
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
We provide e-security solutions to various customers in diverse industries. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. We had two significant customers who are distributors, whose aggregate balances accounted for approximately 19% of our total accounts receivable as of June 30, 2005 and December 31, 2004.
Our plans for future uses of cash may include additional acquisitions of other entities or technologies, additional purchases of property and equipment, inventory, and stock repurchases pursuant to our stock repurchase program. We anticipate that our capital expenditures for the remainder of 2005 will be approximately $9 to $10 million and will be primarily for purchases of property and equipment. We expect to fund our capital expenditures from cash on hand and cash generated from operations.
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
Some of our products have long and unpredictable sales cycles, which may impact our quarterly operating results. Transactions for some of our products, especially our Web access management products, often involve large expenditures by our customers. The sales cycles for these transactions can be long and unpredictable due to a number of uncertainties such as:
•	customers’ willingness to invest potentially substantial resources and modify their network infrastructures to take advantage of our products;

•	customers’ budgetary constraints;

•	the need to educate potential customers about our products’ capabilities;

•	the timing of customers’ budget cycles;

•	delays caused by customers’ internal review processes; and

•	for sales to government customers, governmental regulatory, approval and purchasing requirements.
Our stock price has been volatile and is likely to remain volatile. From June 30, 2004 through July 22, 2005 our stock price has ranged from a per share high of $23.91 to a low of $9.99. A number of factors may contribute to the volatility of our stock price, including:
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
To remain competitive we may need to acquire other companies or purchase or license technology from third parties in order to introduce new products or enhance our existing products. We may not be able to find businesses that have the technology we need and, if we find such businesses, may not be able to purchase or license the technology on commercially favorable terms or at all. Once we have completed an acquisition or technology license, the acquired business or our relationship with the licensor may not be successful. In addition, acquisitions and technology licenses are difficult to identify and complete for a number of reasons, including the cost of potential transactions, competition among prospective buyers and licensees and the need for regulatory approvals. In order to finance a potential transaction, we may need to raise additional funds by selling our stock or borrowing money. We may not be able to find financing on favorable terms, and the sale of our stock may result in the dilution of our existing stockholders.
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
If we fail to remain competitive, then we could lose market share for our established products or fail to gain market share for our less mature products. A number of competitive factors could cause us to lose potential sales or to sell our products at lower prices or at reduced margins, including, among others:
•	Some of our competitors offer e-security products with features and functionality that our products do not currently offer or at lower prices than we offer.

•	Some computer and software companies that have not traditionally offered e-security products are now offering free or low-cost e-security products and functionality bundled with their own computer and software products.

•	Some of our current and potential competitors have greater financial, marketing and technical resources than we do, allowing them to leverage an installed customer base and distribution network, adapt more quickly to new technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can.

•	Our industry is undergoing consolidation, with larger firms acquiring some of our competitors. A larger firm that acquires a competitor may be a greater threat to us than the original, smaller competitor was for the reasons described in the immediately preceding bullet point.

•	Our issued U.S. patents expire at various dates ranging from 2005 to 2018. When each of our patents expires, competitors may develop and sell products based on the same or similar technologies as those covered by the expired patent.

•	The expiration of some of our patents has also permitted the use and distribution of “freeware,” free versions of some of our technology, and we believe that some potential customers may be choosing to use freeware instead of buying our products.

•	Many companies have reduced their information technology budgets due to the current economic conditions, which could make competition more intense because we are competing for fewer customer dollars.
International sales make up a significant portion of our business. International sales accounted for more than 40% of our total revenue in each of the years ended December 31, 2004, 2003 and 2002 and in the six months ended June 30, 2005. There are certain risks inherent in doing business internationally, including:
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
During times when the global economy experiences weakness or uncertainty, we may have difficulty selling our products and services. The global economy, especially the technology sector, can be volatile, and an economic slowdown can have serious negative consequences for our business and operating results. For example, during a period of economic weakness or uncertainty, current or potential customers may defer purchases, go out of business or have insufficient capital to buy or pay for our products. During the last several years, we have observed that many companies have reduced their budgets for information technology products and services, which may reduce or eliminate some potential sales of our products and services. In addition, if our resellers and distributors experience financial difficulties due to an uncertain economy, then we may have difficulty selling to and collecting money from those resellers and distributors.
Our excess facilities are costly. We currently lease a number of excess, unused or under-used facilities, and our lease commitments for some of these facilities will not expire for several years. Although we have found sublessees for most of these facilities, if any of our sublessees were to fail to pay their portion of the rent to our landlords due to financial difficulties or for any other reason, then we would be responsible for paying the full rental amount.
If we fail to protect our rights in our proprietary technology, competitors may use our technology, which could weaken our competitive position, reduce our revenue and increase our costs. We rely on a combination of patent, trade secret, copyright and trademark laws, software licenses, nondisclosure agreements and technical measures to protect our proprietary technology. However, despite our efforts to protect our proprietary rights, unauthorized third parties may nonetheless succeed at:
•	copying aspects of our products;

•	obtaining and using information that we regard as proprietary; or

•	infringing upon our patents and other proprietary rights.
We rely on patents to protect our proprietary rights in our technology, but patents may not provide complete protection:
•	It is possible that any patent that we or our licensors hold might be invalidated, circumvented, challenged or terminated.

•	It is possible that patent examiners might reject the claims described in our pending or future patent applications.

•	The laws of some countries in which our products are now, or may in the future be, developed or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

•	All patents expire after a period of years. When each of our patents expires, other companies may develop and sell products based on our previously patented technology.

•	During the life of a patent, third parties may design and sell “work-around” solutions that accomplish the goals of our patented inventions but do not infringe the patents themselves.
Our industry is highly litigious. From time to time, we have been involved in disputes with third parties who allege that our products may infringe intellectual property rights held by the third parties. For example, in April 2005, Prism Technologies LLC filed a lawsuit against us and several other companies claiming that some of our products infringe Prism’s patent (see Part II, Item 1 (Legal Proceedings) of this report for more details). Any litigation carries a number of significant risks, including:
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
Our marketable securities and cash equivalent investments are generally high credit quality instruments, primarily U.S. Treasury and government agency obligations, taxable municipal obligations and money market investments with the average maturity of the total investment portfolio being two years or less. For securities where the interest rate is adjusted periodically, the reset or auction date is used to determine the maximum maturity date. Accordingly, we believe that our potential interest rate exposure in investments is not material.
We also currently have no debt. Accordingly, we have no direct expense exposure to movements in interest rates.
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
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2005, our disclosure controls and procedures were effective, in that they (1) were designed to ensure that material information relating to RSA Security, including its consolidated subsidiaries, is made known to our CEO and CFO by others within RSA Security, particularly during the period in which this Report was being prepared, and (2) provide reasonable assurance that information that we are required to disclose in the reports we file under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
No change in our internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act) occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

On or about April 11, 2005, Prism Technologies LLC filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., Netegrity, Inc., Computer Associates International, Inc. and Johnson & Johnson — Case Number 05-214. In its complaint, Prism Technologies alleges that some of our products, including our RSA ClearTrust product, and certain products of each of the other defendants infringe a patent that Prism Technologies owns, and Prism Technologies seeks unspecified damages as well as a permanent injunction enjoining the defendants from infringing its patent. We are evaluating Prism Technologies’ claims. We cannot predict the outcome of this matter, but we believe that the disposition of the matter will not have a material adverse effect on our continuing operations and consolidated financial position.
From time to time, we have been named as a defendant in other legal actions arising from our normal business activities, which we do not believe will have a material adverse effect on us or our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 3, 2004, we announced that our Board of Directors had authorized us to repurchase up to 6,700,000 shares of our common stock through December 31, 2005. On July 21, 2005, we announced that our Board of Directors had increased the number of shares of common stock that we are authorized to repurchase by an additional 2,000,000 shares and extended the expiration date of the stock repurchase program to June 30, 2006.
The table below contains information about our activities under this common stock repurchase program during the quarter ended June 30, 2005.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced	Under the
Period	Purchased	Paid per Share	Program	Program(1)
April 1-30, 2005	0	—	0	5,900,000
May 1-31, 2005	641,500	$10.89	641,500	5,258,500
June 1-30, 2005	136,100	$12.05	136,100	5,122,400
Total	777,600	$11.09	777,600	5,122,400

(1)	The numbers of shares in this column do not include the additional 2,000,000 shares authorized by our Board of Directors in July 2005, because these additional shares were not authorized until after the end of the period presented.
Item 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Stockholders held on May 26, 2005, our stockholders took the four actions listed below. There were 71,108,703 shares of our common stock issued, outstanding and eligible to vote at the record date of April 5, 2005.
Our stockholders elected Richard A. DeMillo and Richard L. Earnest as Class II Directors to serve for the next three years until the 2008 annual meeting of stockholders. The other members of our Board of Directors whose terms of office continued after the Annual Meeting were Robert P. Badavas, Arthur W. Coviello, Jr., Gloria C. Larson, Joseph B. Lassiter, III, James K. Sims and Charles R. Stuckey, Jr. The results of the voting were as follows:

Director:	Votes For:	Votes Withheld:	Broker Non-Votes:
Richard A. DeMillo	58,733,307	7,191,304	0
Richard L. Earnest	61,982,142	3,942,469	0
Our stockholders approved our 2005 Stock Incentive Plan. The results of the voting were as follows:

Votes For:	Votes Against:	Abstentions:	Broker Non-Votes:
34,526,286	19,153,728	1,169,598	11,074,999

Our stockholders approved an amendment to our 1994 Employee Stock Purchase Plan to increase the number of shares of our common stock that we may issue under the plan from 3,100,000 to 4,100,000 shares. The results of the voting were as follows:

Votes For:	Votes Against:	Abstentions:	Broker Non-Votes:
50,240,683	3,452,454	1,156,475	11,074,999
Our stockholders ratified the appointment of Deloitte & Touche LLP as our independent auditors for the year ending December 31, 2005. The results of the voting were as follows:

Votes For:	Votes Against:	Abstentions:	Broker Non-Votes:
64,588,054	190,530	1,145,977	0
Item 5. Other Information
At our Annual Meeting of Stockholders on May 26, 2005, our stockholders approved our new 2005 Stock Incentive Plan (the “2005 Plan”), under which our employees, officers, directors and consultants are eligible to receive incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock and other awards based or valued on shares of our common stock. We may issue up to 6,900,000 shares of our common stock under the 2005 Plan, of which a maximum of 500,000 shares may be issued as restricted stock and other stock awards other than stock options and stock appreciation rights. A more detailed summary of the 2005 Plan appears in our proxy statement for the May 26, 2005 Annual Meeting of Stockholders, which was filed with the SEC on April 15, 2005, and a copy of the 2005 Plan appears as an appendix to the proxy statement.
In our proxy statement described above, we committed to amend our existing Amended and Restated 1998 Non-Officer Employee Stock Incentive Plan (the “1998 Plan”) if our stockholders approved the 2005 Plan. Accordingly, when our stockholders approved the 2005 Plan on May 26, 2005, we amended the 1998 Plan as of that date to (1) reduce the number of shares of our common stock available for future grant under the plan to 100,000 shares, plus shares that may become available after that date due to the expiration or termination of outstanding stock options, and (2) eliminate our ability to grant any awards other than stock options and stock appreciation rights under the plan. The amended 1998 Plan is attached to this report as Exhibit 10.4 and incorporated herein by reference.
Item 6. Exhibits
See the Exhibit Index attached to this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSA SECURITY INC.

/s/ JEFFREY D. GLIDDEN

Jeffrey D. Glidden
Senior Vice President, Finance and Operations,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Dated: August 5, 2005

EXHIBIT INDEX

ITEM	DESCRIPTION

#10.1	Eleventh Amendment to Progress Software Application Partner Agreement, dated as of June 1, 2005, between RSA Security and Progress Software Corporation.

*10.2	2005 Stock Incentive Plan is incorporated herein by reference to Appendix B to our Definitive Schedule 14A filed with the SEC on April 15, 2005 (Commission File No. 000-25120).

*10.3	1994 Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Appendix C to our Definitive Schedule 14A filed with the SEC on April 15, 2005 (Commission File No. 000-25120).

*10.4	Amended and Restated 1998 Non-Officer Employee Stock Incentive Plan, as amended.

*10.5	Letter agreement, dated July 19, 2005, between RSA Security Inc. and Charles R. Stuckey, Jr. is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 22, 2005 (Commission File No. 000-25120).

31.1	Certification of our CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of our CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of our CEO and CFO pursuant to 18 U.S.C. §1350.

99.1	Stock trading plan, pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 adopted by Arthur W. Coviello, Jr. on June 6, 2005.

#	Confidential treatment requested as to certain portions.

*	Management contract or compensatory plan or arrangement.