Form 10-Q
period 2005-09-30
RSA SECURITY INC/DE/
filed 2005-11-07
CIK 932064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     Yes ☑           No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑           No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes ☐           No ☑
As of October 31, 2005, there were outstanding 70,967,968 shares of the Registrant’s Common Stock, $0.01 par value per share.

RSA SECURITY INC.
FORM 10-Q
For the Quarter Ended September 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$81,084	$68,210
Marketable securities	221,605	221,509
Accounts receivable (less allowance for doubtful accounts of $1,625 in 2005 and $1,672 in 2004)	47,257	53,494
Inventory	3,954	3,465
Prepaid expenses and other assets	10,191	14,307

Total current assets	364,091	360,985

Property and equipment, net	67,818	70,700
Other assets
Deferred taxes	8,222	8,222
Intangible and other assets	17,058	12,184
Goodwill	172,736	172,736

Total other assets	198,016	193,142

Total assets	$629,925	$624,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other liabilities	$47,421	$48,911
Current portion of accrued restructurings	4,977	6,031
Income taxes accrued and payable	21,849	22,479
Deferred revenue	42,190	45,010

Total current liabilities	116,437	122,431

Accrued restructurings, long-term	11,018	13,682
Deferred revenue, long-term	6,656	6,125
Other	6,662	6,057

Total liabilities	140,773	148,295

Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; authorized, 300,000,000 shares; issued, 71,786,757 and 71,567,587 shares in 2005 and 2004, respectively; outstanding, 70,967,355 and 71,567,587 shares in 2005 and 2004, respectively	718	716
Additional paid-in capital	115,343	119,527
Retained earnings	384,095	353,343
Treasury stock, at cost; 819,402 shares in 2005 and zero shares in 2004	(9,996)	—
Accumulated other comprehensive income	(1,008)	2,946

Total stockholders’ equity	489,152	476,532

Total liabilities and stockholders’ equity	$629,925	$624,827

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue
Products	$53,774	$57,776	$163,175	$169,430
Maintenance and professional services	22,463	18,955	65,208	54,846

Total revenue	76,237	76,731	228,383	224,276

Cost of revenue
Products	9,663	7,983	28,243	24,047
Maintenance and professional services	6,462	5,843	18,945	17,068

Total cost of revenue	16,125	13,826	47,188	41,115

Gross profit	60,112	62,905	181,195	183,161

Costs and expenses
Research and development	15,990	15,934	47,459	46,120
Marketing and selling	27,753	26,946	85,197	80,169
General and administrative	7,733	8,388	24,079	22,556
Restructurings	—	—	—	1,601

Total	51,476	51,268	156,735	150,446

Income from operations	8,636	11,637	24,460	32,715

Interest income (expense) and other, net	3,145	(935)	7,434	(3,903)
Income from investing activities	—	354	—	284

Income before provision for income taxes	11,781	11,056	31,894	29,096

Provision (benefit) for income taxes	(3,282)	2,315	1,142	5,924

Net income	$15,063	$8,741	$30,752	$23,172

Basic earnings per share
Per share amount	$0.21	$0.14	$0.43	$0.37

Weighted average shares	70,830	63,857	71,066	62,467

Diluted earnings per share
Per share amount	$0.21	$0.13	$0.42	$0.35

Weighted average shares	70,830	63,857	71,066	62,467
Effect of dilutive equity instruments	1,872	3,970	2,183	4,272

Adjusted weighted average shares	72,702	67,827	73,249	66,739

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share data)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities

Net income	$30,752	$23,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,228	8,450
Tax benefit from exercise of stock options	2,575	5,944
Amortization of convertible debentures deferred financing costs	—	1,212
Non cash warrant accretion	—	1,089
Gain on sale of investments	—	(390)
Decrease in Crosby Finance, LLC fair value	—	106
Deferred taxes	619	—
Increase (decrease) in cash from changes in:
Accounts receivable	6,019	(7,263)
Inventory	(489)	394
Prepaid expenses and other assets	(2,593)	(467)
Accounts payable, accrued expenses and other liabilities	(2,051)	(2,196)
Accrued restructurings	(3,718)	(5,945)
Income taxes accrued and payable	2,603	6,666
Deferred revenue	(2,328)	7,901

Net cash provided by operating activities	40,617	38,673

Cash flows from investing activities
Purchases of marketable securities	(132,432)	(251,008)
Sales and maturities of marketable securities	131,916	152,600
Purchases of property and equipment	(7,963)	(7,355)
Other	(2,147)	60

Net cash used for investing activities	(10,626)	(105,703)

Cash flows from financing activities
Proceeds from exercise of stock options and purchase plans	10,066	20,009
Share repurchases	(26,819)	(911)

Net cash (used for) provided by financing activities	(16,753)	19,098

Effect of exchange rate changes on cash and cash equivalents	(364)	(1,369)

Increase (decrease) in cash and cash equivalents	12,874	(49,301)
Cash and cash equivalents, beginning of period	68,210	207,323

Cash and cash equivalents, end of period	$81,084	$158,022

Cash flow information:
Cash payments for income taxes	$390	$975
Cash payments for interest expense	—	$3,187
Cash refunds of income taxes received	$8,500	—

Supplemental disclosure of non-cash financing activities:
In June 2004, a holder of a convertible debenture with a principal amount of $10,000 converted the full amount of this debenture into shares of our common stock. These conversions resulted in the issuance of an aggregate of 727,537 shares of our common stock and the cancellation of the holder’s debenture. We made no principal payment in connection with the conversions. These conversions resulted in the increase of additional paid-in capital of $9,993 and an increase in common stock of $7 during the nine months ended September 30, 2004.
See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)
1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of RSA Security Inc. and its wholly- owned subsidiaries and have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed for the year ended December 31, 2004.
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
Principles of Consolidation — The unaudited condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.
Reclassification — The long term portion of deferred revenue of $6.1 million has been reclassified in the 2004 financial statements to conform to the 2005 presentation.
Use of Estimates — The preparation of our unaudited condensed consolidated financial statements is in conformity with accounting principles generally accepted in the United States of America, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates.
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
Allowance for Sales Returns and Rebates — We record allowances for estimated sales returns and allowances on products and maintenance and professional service revenue in the same period as the related revenue is recorded. We base these estimates on historical sales returns, analysis of credit memo data, current economic trends, product line and customer industry and other known factors. Allowances for estimated rebates are recorded in the same period as the related revenue. We base these estimates on historical rebates, analysis of sales data, current economic trends, and other known factors. The allowance for sales returns and rebates was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Balance, beginning of period	$2,896	$3,219	$2,490	$3,123
Provision for sales returns and rebates	1,871	1,161	5,620	3,234
Deductions	(1,537)	(1,515)	(4,880)	(3,492)

Balance, end of period	$3,230	$2,865	$3,230	$2,865

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Balance, beginning of period	$1,521	$1,785	$1,671	$1,849
Write-offs	(53)	(80)	(366)	(284)
Recoveries of accounts previously written off	157	46	320	186

Balance, end of period	$1,625	$1,751	$1,625	$1,751

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

Accrued warranty reserve is included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The following table presents changes in the warranty reserve:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Balance, beginning of period	$1,485	$2,769	$1,899	$3,877
Provision for warranty expense	140	105	286	346
Deductions	(158)	(493)	(718)	(1,842)

Balance, end of period	$1,467	$2,381	$1,467	$2,381

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
Equity instruments that were considered antidilutive and therefore were not included in the computation of diluted earnings per share include the following shares of our common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Employee stock options	8,214,099	4,330,406	6,205,667	4,532,406
Convertible debentures	—	5,092,761	—	5,520,787
Common stock warrants	873,045	—	—	—
Stock-Based Compensation Plans — We account for stock-based compensation cost using the intrinsic value method. Under this method, we recognize compensation expense, if any, based on the difference between the fair value of the underlying stock and the price of the option at the measurement date. The measurement date is defined as that time when both the number of shares and the exercise price become known. The measurement date is generally the date the award is made.
Pro Forma Disclosure — Had we recognized compensation expense for our stock option and purchase plans based on the fair value for awards under our plans, pro forma net income and pro forma net income per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income as reported	$15,063	$8,741	$30,752	$23,172
Add: stock-based compensation expense included in reported net income, net of related tax effects	—	—	20	—
Less: stock based compensation expense determined under fair value method for awards, net of related tax effects	(3,103)	(6,480)	(12,014)	(21,374)

Pro forma net income	$11,960	$2,261	$18,758	$1,798

Net income per share:
Basic earnings per share — as reported	$0.21	$0.14	$0.43	$0.37

Basic earnings per share — pro forma	$0.17	$0.04	$0.26	$0.03

Diluted earnings per share — as reported	$0.21	$0.13	$0.42	$0.35

Diluted earnings per share — pro forma	$0.17	$0.03	$0.26	$0.03

The fair values used to compute pro forma net income per share were estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Stock Option Plans:
Risk-free interest rate	4.0%	3.4%	3.7%	3.0%
Expected life of option grants (years)	3.7	4.4	3.4	4.2
Expected volatility of underlying stock	78.9%	79.0%	81.9%	79.0%
Expected dividend payment rate	0.0%	0.0%	0.0%	0.0%
Expected annual forfeiture rate	5.1%	7.5%	5.1%	7.5%
Weighted average fair value of stock options granted	$7.45	$11.46	$6.60	$10.70

Employee Stock Purchase Plan:
Risk-free interest rate	3.6%	1.0%	2.8%	1.0%
Expected life of option grants (years)	0.5	0.5	0.5	0.5
Expected volatility of underlying stock	49.8%	40.0%	45.3%	61.0%
Expected dividend payment rate	0.0%	0.0%	0.0%	0.0%
Weighted average fair value of stock options granted	$3.82	$ 3.99	$4.21	$3.33
Share Repurchase Authorization — In September 2004, our Board of Directors had authorized the repurchase of up to 6,700,000 shares of our common stock during 2004 and 2005. In July 2005, our Board of Directors authorized the repurchase of an additional 2,000,000 shares of our common stock under our share repurchase program and extended the share repurchase program until June 30, 2006. We may make repurchases in the open market or through negotiated transactions from time to time depending on market conditions. During the three months ended September 30, 2005, we repurchased 448,379 shares for $5,731. As part of the total program, we have repurchased an aggregate of 2,025,979 shares for $27,729 as of September 30, 2005, of which we have reissued 1,206,577 shares in connection with the exercise of stock options. The net amount of these repurchased shares is reflected as treasury stock on the condensed consolidated balance sheet.
Future Accounting Pronouncements — On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” titled “Share-Based Payment.” This revision requires that all share-based payments to employees, including grants of employee stock options, be recognized in the consolidated statement of operations based on their fair values. The revision will be effective for us on January 1, 2006. The standard offers alternative methods of adopting the final rule. We are evaluating which method we will use and the impact on our financial statements. However, adoption will significantly increase compensation expense within the consolidated statement of operations.
2. Comprehensive Income
Comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$15,063	$8,741	$30,752	$23,172
Unrealized gain (loss) on marketable securities, net	(160)	187	(273)	(101)
Foreign currency translation gain (loss) adjustments	(779)	64	(3,681)	(565)

Comprehensive income	$14,124	$8,992	$26,798	$22,506

The tax benefits (provisions) of unrealized holding gain (loss) on marketable securities were $86 and $(101) for the three months ended September 30, 2005 and 2004, respectively, and $147 and $54 for the nine months ended September 30, 2005 and 2004, respectively.

3. Restructurings
During 2002 and 2001, we evaluated and initiated restructuring actions in order to consolidate some of our operations, enhance operational efficiency and reduce expenses. These actions resulted in total restructuring charges of $56,036 and $19,956 in the years ended December 31, 2002 and 2001, which consisted of facility exit costs, costs associated with the sale and liquidation of our Swedish development operations, and severance and other costs associated with the reduction of employee headcount.
During 2004, we recorded a charge of $1,601 related to revised estimates of facility exit costs. We revised these estimates of facility exit costs based upon the terms of finalized subleases and associated costs obtained during the second quarter of 2004. We also reduced our restructuring reserve by $819 during the three months ended December 31, 2004, when we determined our remaining severance costs and operating costs related to exited facilities were lower than originally estimated.
Restructuring charges accrued and unpaid at September 30, 2005 were as follows:

Facility
Exit Costs
Balance at January 1, 2005	$19,713
Payments	(3,718)

Balance at September 30, 2005	$15,995

We expect to pay the remaining restructuring costs accrued at September 30, 2005 as follows:

Three months remaining in 2005	$1,412
Year ending December 31, 2006	4,753
Year ending December 31, 2007	4,283
Year ending December 31, 2008	3,343
Year ending December 31, 2009	2,204

$15,995

4. Segments
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
Our operations are conducted throughout the world. Operations in the United States represent approximately 56% of total revenue. Our operations in other countries have been grouped by regional area below. The following tables present information about e-Security Solutions revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Product and service groups
Enterprise solutions	$67,722	$70,542	$206,607	$205,885
Developer solutions	8,515	6,189	21,776	18,391

	$76,237	$76,731	$228,383	$224,276

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Geographic areas
United States	$42,968	$42,942	$126,906	$125,968
Europe and other	23,777	23,977	74,155	72,634
Asia Pacific	9,492	9,812	27,322	25,674

	$76,237	$76,731	$228,383	$224,276

Except for Tech Data Corporation, one of our distributors, no single customer accounted for more than 10% of our total revenue for the three months ended September 30, 2004 and the nine months ended September 30, 2005 and 2004. Revenue from Tech Data Corporation accounted for 8% and 10% of our total revenue for the three months ended September 30, 2005 and 2004, respectively, and revenue from Tech Data Corporation accounted for 10% and 11% of our total revenue for the nine months ended September 30, 2005 and 2004, respectively.
We provide e-security solutions to various customers in diverse industries. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. We had two significant customers who are distributors, whose aggregate balances accounted for approximately 19% of our total accounts receivable as of September 30, 2005 and December 31, 2004.
The tables below present information about our long- lived assets by regional area:

	At September 30, 2005
			Europe and
	Total	United States	Other	Asia Pacific

Property and equipment, net	$67,818	$37,046	$28,917	$1,855
Goodwill	172,736	172,736	—	—
Other assets	17,058	15,945	60	1,053

	At December 31, 2004
			Europe and
	Total	United States	Other	Asia Pacific

Property and equipment, net	$70,700	$36,706	$31,498	$2,496
Goodwill	172,736	172,736	—	—
Other assets	12,184	10,965	54	1,165
5. Litigation
On or about February 2, 2001, Leon Stambler filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., First Data Corporation, Openwave Systems Inc., and Omnisky Corporation — Case Number 01-0065. The case went to trial in March 2003, and the jury determined that our products did not infringe Mr. Stambler’s patents. On April 17, 2003, the court entered final judgment in our favor on all claims of non-infringement. Mr. Stambler appealed the lower court’s decision to the United States Court of Appeals, and on or about February 11, 2005, the Court of Appeals issued a ruling denying Mr. Stambler’s request for a new trial and affirming the lower court’s ruling in our favor. The deadline for Mr. Stambler to appeal the ruling of the Court of Appeals has passed, and Mr. Stambler has not filed any further appeals. Therefore, this matter is concluded.
On or about April 11, 2005, Prism Technologies LLC filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., Netegrity, Inc., Computer Associates International, Inc. and Johnson & Johnson — Case Number 05-214. In its complaint, Prism Technologies alleges that some of our products and certain products of each of the other defendants infringe a patent that Prism Technologies owns, and Prism Technologies seeks unspecified damages as well as a permanent injunction enjoining the defendants from infringing its patent. The parties are now conducting discovery. We believe Prism Technologies’ claims are without merit. We cannot predict the outcome of this matter, but we believe that the disposition of the matter will not have a material adverse effect on our continuing operations and consolidated financial position. We have not accrued any amounts relative to this complaint at September 30, 2005 as the ultimate outcome of this case is neither probable nor estimable.

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
Overview
RSA Security Inc. and its consolidated subsidiaries are focused on helping customers confidently protect and manage on-line identities and digital assets. With approximately 19,000 customers worldwide, RSA Security has a 20-year track record of creating award-winning solutions. RSA Security’s portfolio of award-winning identity & access management solutions helps businesses to establish who’s who online — and what they can do.
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
We believe sales of our products are and will be driven by several major market trends: (1) enterprises Web-enabling their existing applications; (2) enterprises permitting secure and efficient access to internal resources, whether remotely or within the enterprise; (3) an increase in digital identity and asset theft, resulting in enterprises and consumers implementing new technologies to protect critical information; and (4) market demand for convenient and easy-to-use security technology. In addition, we see a number of major trends and drivers in our business:
•	Our authentication product line drives most of our revenue, while our less mature Enterprise software products continue to build revenue.

•	Our Developer solutions continue to contribute between seven and twelve percent of our total revenue despite the availability of free, “open source” products that compete with our RSA BSAFE product line.

•	Our product line synergies and the strength of our customer base create opportunities for us to sell additional products to existing customers and broader, multi-product solutions to new customers.

•	Information technology budgets remain constrained, which has had and could continue to have a direct effect on the sale of our products.

•	Some of our products, especially our single sign-on solutions and Web access management products, have long and unpredictable sales cycles, in part because our customers may need to invest potentially substantial resources and modify their network infrastructures to take advantage of the products.

•	Increased competitive activity is putting pressure on our product prices and lengthening our sales cycles.
Our Enterprise solutions customers typically place an initial order for a limited number of users, for either our RSA SecurID authenticators or any of our software products, and deploy additional authenticators or software licenses as their need for our products within their enterprise increases. Authenticators generally have a programmed life of three to five years, and as they expire, our customers typically place additional orders for replacement authenticators. We typically base our RSA Authentication Manager, RSA Certificate Manager and RSA ClearTrust software license fees on the number of users authorized under each customer’s license. In most cases, customers also enter into an annual customer support agreement for their software license at the time of their initial purchase and renew this support agreement annually. Our support agreement entitles our customers to software upgrades and telephone support.
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
We continue to explore opportunities to sell our products into new markets and meet new market needs. We are currently focusing on several new market opportunities, which we believe have the potential to generate incremental demand for our products:
•	Although most of our customers continue to use our products to authenticate users accessing electronic resources remotely, from outside the enterprise, our RSA SecurID for Microsoft® Windows® and RSA® Sign-On Manager products allow our customers to authenticate users within the enterprise. We believe that user authentication within the enterprise is attractive to organizations seeking to strengthen security behind the firewall.

•	We have observed that, as more organizations institute rigorous password policies to tighten security and meet compliance requirements, password management is becoming increasingly burdensome for users and expensive for enterprises. In 2005, we announced RSA Sign-On Manager, an enterprise single sign-on solution designed to alleviate the burden and expense of managing multiple, complex passwords.

•	Although the majority of our customers utilize our products to secure and to manage network and application access for their employees and partners, we continue to increase sales to customers, including financial institutions and other consumer-facing enterprises, who are also using our products to secure and manage access for their customers, including consumer customers. We believe the major drivers for consumer authentication are concerns about identity theft and privacy, and the desire to comply with information protection regulations. Accordingly, we have announced our plans to launch our RSA® Consumer Authentication Service to provide Internet users with strong authentication for their on-line activities.
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
We distribute our products through direct sales to end user customers, and through indirect sales, including (i) sales to resellers and distributors that we ship directly to the end user customer and (ii) sales to distributors for stocking purposes. For the three months ended September 30, 2005, approximately 59% of our revenue was from sales to distributors and resellers shipped directly to the end user customers, approximately 36% of our revenue was from direct sales to end user customers, and approximately 5% of our revenue was from sales to stocking distributors. Our stocking distributors provide us with inventory level and point of sale reports on a monthly basis. A typical stocking distributor holds approximately six to eight weeks of inventory on hand in the distribution channel. Generally, our arrangements with our distributors and resellers are non-exclusive, and we currently have arrangements with more than 2,000 distributors and resellers worldwide under the RSA SecurWorld Partner Program. The RSA SecurWorld Partner Program provides partners with a range of sales tools, education resources and incentives and is designed to reward those partners that devote resources to our products and programs and to sell to new customers. Over time, we believe this program will increase our rate of customer acquisition and generate increased indirect sales for us.
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
Application of Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates, including those listed below. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, our actual results could differ from those estimates.
We believe the following critical accounting policies affect our significant estimates and assumptions used in the preparation of our condensed consolidated financial statements. Our critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2004 and the reader is referred to that discussion.
•	Revenue Recognition

•	Allowance for Sales Returns

•	Allowance for Doubtful Accounts

•	Allowance for Warranty Obligations

•	Income Taxes

•	Valuation of Goodwill and Other Intangible Assets

•	Restructurings
Summary of Financial Performance for the three months ended September 30, 2005
•	Our sales for the three months ended September 30, 2005 were $76.2 million, a decrease of $0.5 million or 0.6%, as compared to sales of $76.7 million for the three months ended September 30, 2004.

•	Our gross profit for the three months ended September 30, 2005 was $60.1 million, a decrease of $2.8 million, or 4%, compared to gross profit of $62.9 million for the three months ended September 30, 2004.

•	Our net income for the three months ended September 30, 2005 was $15.1 million, an increase of $6.3 million, or 72%, compared to net income of $8.7 million for the three months ended September 30, 2004. During the third quarter of 2005, the United States Internal Revenue Service (“IRS”) issued tax refunds and associated interest payments to us totaling $8.5 million. The tax refunds received during the third quarter are associated with our previously disclosed IRS audit for the years 1996 through 2002. The impact of these refunds is reflected in the quarter in which they occur.

•	Our cash, cash equivalents, and marketable securities were $302.7 million at September 30, 2005, compared to $289.7 million of cash, cash equivalents, and marketable securities at December 31, 2004 and $256.0 million of cash, cash equivalents, and marketable securities at September 30, 2004. We repurchased 448,379 shares of our common stock for $5.7 million during the quarter ended September 30, 2005.

Results of Operations
The following table sets forth certain consolidated financial data as a percentage of our total revenue:

	Percentage of		Percentage of
	Total Revenue		Total Revenue
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue
Products	70.5%	75.3%	71.4%	75.5%
Maintenance and professional services	29.5	24.7	28.6	24.5

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue
Products	12.7	10.4	12.4	10.7
Maintenance and professional services	8.5	7.6	8.3	7.6

Total cost of revenue	21.2	18.0	20.7	18.3

Gross margin	78.8	82.0	79.3	81.7

Costs and expenses
Research and development	21.0	20.8	20.8	20.6
Marketing and selling	36.4	35.1	37.3	35.7
General and administrative	10.1	10.9	10.5	10.1
Restructurings	—	—	—	0.7

Total	67.5	66.8	68.6	67.1

Income from operations	11.3	15.2	10.7	14.6

Interest income (expense) and other, net	4.2	(1.2)	3.3	(1.7)
Income from investing activities	—	0.4	—	0.1

Income before provision for income taxes	15.5	14.4	14.0	13.0

Provision (benefit) for income taxes	(4.3)	3.0	0.5	2.7

Net income	19.8%	11.4%	13.5%	10.3%

Revenue
The following tables set forth the amount, percentage of total revenue and percentage increase (decrease) of our revenue by product group, product type and product line:

	Three Months Ended		Three Months Ended		Percentage
($ in millions)	September 30, 2005		September 30, 2004		Increase
	Revenue	Percentage	Revenue	Percentage	(Decrease)

Product group:
Enterprise solutions	$67.7	88.8%	$70.5	91.9%	(4.0)%
Developer solutions	8.5	11.2%	6.2	8.1%	37.6%

Total	$76.2	100.0%	$76.7	100.0%	(0.6)%

Product type:
Authenticators	$35.4	46.4%	$38.7	50.5%	(8.4)%
Software products	18.3	24.1%	19.1	24.9%	(3.9)%
Maintenance and professional services	22.5	29.5%	18.9	24.6%	18.5%

Total	$76.2	100.0%	$76.7	100.0%	(0.6)%

Product line:
Authentication products	$62.2	81.6%	$65.3	85.1%	(4.3)%
Encryption products	8.2	10.8%	5.9	7.7%	38.3%
Web access management products	5.8	7.6%	5.5	7.2%	0.1%

Total	$76.2	100.0%	$76.7	100.0%	(0.6)%

	Nine Months Ended		Nine Months Ended		Percentage
($ in millions)	September 30, 2005		September 30, 2004		Increase
	Revenue	Percentage	Revenue	Percentage	(Decrease)

Product group:
Enterprise solutions	$206.6	90.5%	$205.9	91.8%	0.4%
Developer solutions	21.8	9.5%	18.4	8.2%	18.4%

Total	$228.4	100.0%	$224.3	100.0%	1.8%

Product type:
Authenticators	$109.2	47.8%	$112.2	50.0%	(2.7)%
Software products	54.0	23.6%	57.2	25.5%	(5.7)%
Maintenance and professional services	65.2	28.6%	54.9	24.5%	18.9%

Total	$228.4	100.0%	$224.3	100.0%	1.8%

Product line:
Authentication products	$189.9	83.1%	$189.8	84.6%	0.1%
Encryption products	21.6	9.5%	18.1	8.1%	19.2%
Web access management products	16.9	7.4%	16.4	7.3%	2.9%

Total	$228.4	100.0%	$224.3	100.0%	1.8%

Revenue by Geographic Region
Our revenue is broken out into three geographic regions consisting of the United States, Europe and other, and Asia Pacific. The following tables set forth the amount of revenue, percentage of total revenue and percentage increase (decrease) of revenue by region for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Three Months Ended		Percentage
($ in millions)	September 30, 2005		September 30, 2004		Increase
	Revenue	Percentage	Revenue	Percentage	(Decrease)

United States	$43.0	56.4%	$42.9	56.0%	0.1%
Europe and other	23.7	31.1%	24.0	31.2%	(0.8)%
Asia Pacific	9.5	12.5%	9.8	12.8%	(3.3)%

Total	$76.2	100.0%	$76.7	100.0%	(0.6)%

	Nine Months Ended		Nine Months Ended
($ in millions)	September 30, 2005		September 30, 2004		Percentage
	Revenue	Percentage	Revenue	Percentage	Increase

United States	$126.9	55.5%	$126.0	56.2%	0.7%
Europe and other	74.2	32.5%	72.6	32.4%	2.1%
Asia Pacific	27.3	12.0%	25.7	11.4%	6.4%

Total	$228.4	100.0%	$224.3	100.0%	1.8%

The decrease in our total revenue in the third quarter of 2005, as compared to the third quarter of 2004, was attributable to a decline in replacement authentication credentials due to the economic decline in 2001 and 2002. This economic decline caused a slower growth of credential shipments in the year 2001, and this growth further slowed in 2002. We generally license our security credentials for a term of 3 to 4 years; therefore a lower volume of credential licenses in 2001 and 2002 results in replacement authentication credentials in 2005 being at a lower level than in 2004. Also contributing to the decline in revenue was a larger number of high volume sales and increased consumer business in the third quarter of 2005, as compared to the third quarter in 2004, which tend to have lower pricing levels.
Although our total revenue decreased 0.6% in the third quarter of 2005, as compared to the third quarter of 2004, our professional service and maintenance revenue increased 18.5%. The increase in service revenue was primarily attributable to a high rate of renewals of annual maintenance contracts related to the sale of products in prior periods.
Our RSA SecurID authentication product line generates a substantial portion of our revenue. RSA SecurID credentials (includes hardware and software, smart cards and USB tokens) licensed, in thousands, were as follows:

	Three Months Ended
	September 30,
			Percentage
	2005	2004	Increase

Number of credentials licensed	1,051,219	1,032,586	1.8%

	Nine Months Ended
	September 30,
			Percentage
	2005	2004	Increase

Number of credentials licensed	3,121,743	2,864,730	9.0%

The increase in credentials licensed was attributable to an increase in users within our existing enterprise accounts and the growth of credentials licensed for consumer authentication. The increase in the number of credentials licensed is offset by a decrease in pricing levels, which has contributed to a decrease in overall product revenues.
We believe the increase in our Web access management revenue during the three months ended September 30, 2005, as compared to the comparable period in 2004, was due in part to an increase in the number of customers allowing access of their information and applications by internal and external users. We believe that our Web access management revenue will continue to grow due to increased deployments of Web-based applications that may be accessed by a company’s employees, partners and customers.
The increase in encryption revenue during the three months ended September 30, 2005, as compared to the comparable period in 2004, was primarily due to follow on business from large customers in the telecommunications and consumer electronics businesses. We believe that our Developer solutions revenue may benefit from companies’ needs to secure their computing systems, databases and transactions due to various regulatory requirements.
We believe that our future total revenue will be influenced by a number of major factors:
•	As new, lower cost remote access technologies become available and as employment rates increase, we believe that we will benefit with increased total product revenue.

•	We believe the increased awareness of digital identity theft will drive organizations and consumers to adopt technologies such as strong authentication, and we believe we will benefit from this trend.

•	We believe that governmental regulations regarding the access to and distribution of private information will drive demand for our products. For example, we believe our revenue from the healthcare and financial services markets will increase as companies work to bring their information technology systems into compliance with industry-specific privacy and security laws and standards.

•	We believe that as the United States government proceeds with its agenda of increasing awareness and funding of cyber-security issues and focusing on homeland security, we may benefit with increased revenue.

•	However, information technology budgets continue to be constrained, and the continued uncertainty in the economy and global affairs may affect revenue generated from the sales of our products in future quarters.

•	In addition, we are seeing increased competitive activity, which is putting pressure on our product prices. We believe that increased competition is lengthening our sales cycles.

•	In 2005, we instituted a major new program for our resellers and distributors and reorganized our sales force. Our future revenue will depend on the rate at which our current resellers and distributors participate in the new program, our ability to attract new resellers and distributors to the program and the effectiveness of our reorganized sales force.
Gross Profit
The following tables set forth the gross profit and gross margin for products and maintenance and professional services:

	Three Months Ended September 30,
($ in millions)	2005		2004
	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Products	$44.1	82.0%	$49.8	86.2%
Maintenance and professional services	16.0	71.2%	13.1	69.2%

Total	$60.1	78.8%	$62.9	82.0%

	Nine Months Ended September 30,
($ in millions)	2005		2004
	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Products	$134.9	82.7%	$145.4	85.8%
Maintenance and professional services	46.3	70.9%	37.8	68.9%

Total	$181.2	79.3%	$183.2	81.7%

The decrease in total gross margin for the third quarter of 2005, as compared to the third quarter of 2004, was primarily a result of the greater mix of services revenue as a percentage of our total revenue and start up costs associated with the build-out of our RSA Consumer Authentication Service, as well as increased licensed technology fees to third parties.
Research and Development
     The following table compares our research and development expenses for the three months ended September 30, 2005 and 2004:

	Three months ended September 30,
			%
($ in millions)	2005	2004	Change

Research and development	$15,990	$15,934	0.4%
Percentage of revenues	21.0%	20.8%
Research and development expenses increased approximately $0.1 million for the third quarter of 2005, as compared to the third quarter of 2004. The increase in research and development expenses was primarily attributable to an increase in consulting fees of $0.1 million related to new product releases and an increase in the allocation of overhead expenses of $0.4 million, partially offset by a decrease in salary and employee benefit costs of $0.5 million.
Marketing and Selling
     The following table compares our sales and marketing expenses for the three months ended September 30, 2005 and 2004:

	Three months ended September 30,
			%
($ in millions)	2005	2004	Change

Marketing and selling	$27,753	$26,946	3.0%
Percentage of revenues	36.4%	35.1%
Marketing and selling expenses increased approximately $0.8 million for the third quarter of 2005, as compared to the third quarter of 2004. The increase in marketing and selling expenses was primarily attributable to an increase in marketing programs of approximately $1.0 million and an increase in the allocation of overhead expenses of approximately $1.3 million, partially offset by a decrease in labor and commission costs of approximately $1.5 million.
General and Administrative
     The following table compares our general and administrative expenses for the three months ended September 30, 2005 and 2004:

	Three months ended September 30,
			%
($ in millions)	2005	2004	Change

General and administrative	$7,733	$8,388	(7.8)%
Percentage of revenues	10.1%	10.9%

General and administrative expenses decreased approximately $ 0.7 million for the third quarter of 2005, as compared to the third quarter of 2004. The decrease in general and administrative expenses was primarily attributable to decreased labor costs of approximately $0.4 million and decreased consulting fees of approximately $0.4 million, partially offset by an increase in legal costs of approximately $0.1 million for the third quarter of 2005, as compared to the third quarter of 2004.
Restructurings
During 2002 and 2001, we evaluated and initiated restructuring actions in order to consolidate some of our operations, enhance operational efficiency and reduce expenses. These actions resulted in total restructuring charges of $56.0 million and $20.0 million for the years ended December 31, 2002 and 2001, respectively. Restructuring charges recorded during 2002 and 2001 consisted of facility exit costs, costs associated with the sale and liquidation of our Swedish development operations, and severance and other costs associated with the reduction of employee headcount. We continue to monitor and assess the real estate market and our operating expenses. Based upon our ongoing assessments of our facility obligations and the rental real estate market, we may have to record additional restructuring charges or revise previously recorded restructuring charges in future reporting periods.
During 2004, we recorded a charge of $1.6 million related to revised estimates of facility exit costs. We revised this estimate of facility exit costs based upon the terms of finalized subleases and associated costs obtained during the second quarter of 2004. We also reduced our restructuring reserve by $0.8 million during the three months ended December 31, 2004, when we determined our remaining severance and operating costs were lower than originally estimated.
Restructuring activity during the nine months ended September 30, 2005 was as follows:

Facility
Exit
($ in millions)	Costs
Balance at January 1, 2005	$19.7
Payments	(3.7)

Balance at September 30, 2005	$16.0

We expect to pay the remaining restructuring costs accrued at September 30, 2005 as follows:

Three months remaining in 2005	$1.4
Year ending December 31, 2006	4.8
Year ending December 31, 2007	4.3
Year ending December 31, 2008	3.3
Year ending December 31, 2009	2.2

Total	$16.0

Interest Income (Expense) and Other, Net
Interest income (expense) and other, net includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2005	2004	2005	2004

Interest expense on 7% convertible debentures	$—	$(1.2)	$—	$(4.0)
Non cash amortization of deferred financing costs	—	(0.3)	—	(1.2)
Non cash accretion of warrant value	—	(0.4)	—	(1.1)
Interest income (expense) and other, net	1.2	0.1	1.5	0.1
Investment income	1.9	1.0	5.2	2.0
Gain from foreign currency transactions	—	(0.1)	0.7	0.3

Total interest income (expense) and other, net	$3.1	$(0.9)	$7.4	$(3.9)

The decrease in interest expense in the three months ended September 30, 2005, as compared to the comparable period in 2004, was due to the conversions of all $80.0 million of our convertible debentures to common stock in September and October 2004. The increase in interest income for the three months ended September 30, 2005, as compared to the similar period in 2004, was primarily attributable to $0.8 million of interest that was included as part of the IRS tax refunds that we received in the third quarter of 2005. The increase in investment income for the three months ended September 30, 2005, compared to the comparable period in 2004, was due to higher cash and marketable securities investment balances and increased investment yields.
Investing Activities
Investing activities includes the following:

($ in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Gain on sale of investments	—	$0.4	—	$0.4
Increase (decrease) in fair value of Crosby Finance, LLC	—	—	—	(0.1)

Total income (loss) from investing activities	—	$0.4	—	$0.3

Provision (Benefit) for Income Taxes
Our effective tax rate, excluding discrete events, was 22.5% in the third quarter of 2005, as compared to 20.9% for the third quarter of 2004. The effective tax rate does not include the impact of two discrete events that occurred in the third quarter of 2005 and are recorded in this period. The recognition of these two events reduced the third quarter tax rate to (27.9%). We recorded a tax benefit of $(3.3) million in the third quarter of 2005 as compared to a tax provision of $2.3 million in the third quarter of 2004. The difference between these two comparable periods is that the provision for taxes in the third quarter of 2005 includes a tax benefit for discrete items of approximately $(3.9) million relating to the receipt of an IRS tax refund and a benefit of $(2.0) million resulting from the reversal of a previously established income tax reserve that we determined is no longer required. Excluding the impact of discrete events, we expect our annual effective tax rate to be approximately 22% for the full year 2005.
During the third quarter of 2005, the IRS issued tax refunds and associated interest payments to the Company totaling $8.5 million. These refunds are associated with the partial settlement of the Company’s previously disclosed IRS audit for the years 1996 through 2002. The refund is considered a discrete item and its impact is required to be reported in the period in which it is received. Approximately $3.2 million and $0.6 million of the refund served to offset previously established tax receivable and deferred tax asset balances respectively. Approximately $0.8 million was recorded as interest income with the remaining $3.9 million being recorded as a benefit to the tax provision in the third quarter of 2005.
On October 17, 2005, we received an additional IRS tax refund and interest of $1.4 million. This refund is in final settlement of the IRS audit relating to tax years 1996 through 2002, and no additional refunds attributable to this audit period are expected. This refund is not included in our third quarter results, as it is considered a discrete item and its impact is required to be recorded in the period in which it is received. The impact of this refund will be included in our fourth quarter operating results.
In the third quarter of 2005, we received tax refunds in partial settlement of the IRS audit for the years 1996 through 2002. We had previously established tax reserves for potential additional tax assessments that may result from this audit. As a result of the partial settlement, we determined in the third quarter that additional tax exposure relative to this audit period is remote, and we reversed $2.0 million of the previously established tax reserve as it is no longer required. This reversal is considered a discrete event, and its impact is required to be recorded in the period in which it occurs. The provision for taxes in the third quarter of 2005 includes a tax benefit of $2.0 million as a result of this reversal.
The American Jobs Creation Act (the Act) was enacted in October 2004. The Act provides for, among other things, a temporary 85% dividends received deduction on certain foreign earnings repatriated in either fiscal year 2004 or 2005. The deduction results in an approximate 5.25% United States federal income tax rate being applied to repatriated earnings. To qualify for the deduction, the repatriated earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by RSA Security and approved by its Chief Executive Officer and Board of Directors.

We made no qualifying distributions under the Act during fiscal 2004. We are currently in the process of evaluating whether we will repatriate any foreign earnings in 2005 under the Act and, if so, the amount that we will repatriate. The range of reasonably possible amounts that we are considering for repatriation, and which would be eligible for the temporary deduction under the Act, is zero to approximately $50.0 million. The repatriation of these earnings may result in additional United States federal income tax expense. We currently estimate that the potential range of additional tax expense associated with such repatriation is zero to approximately $2.6 million. The additional tax expense resulting from the repatriation, if any, will not impact the calculation of our annual effective tax rate for 2005. Repatriation under the Act is considered a discrete event and as such, the corresponding tax impact is recorded only in the period in which the repatriation occurs. We expect to determine the amounts and sources of foreign earnings to be repatriated, if any, during the fourth quarter of 2005.
Liquidity and Capital Resources
           Summary Sources and Uses of Cash
The following table summarizes our sources and uses of cash over the periods indicated:

($ in millions)	Nine Months Ended
	September 30,
	2005	2004
Net cash provided by operating activities	$40,617	$38,673
Net cash used for investing activities	(10,626)	(105,703)
Net cash (used for) provided by financing activities	(16,753)	19,098
Increase (decrease) in cash and cash equivalents	12,874	(49,301)
Our primary sources of liquidity are our cash, cash equivalents and marketable securities and our cash flow from operations. We had $81.1 million in cash and cash equivalents at September 30, 2005, consisting primarily of operating cash and short-term investments. This represents an increase of $12.9 million in cash and cash equivalents from December 31, 2004. As of September 30, 2005, we had $221.6 in marketable securities consisting primarily of auction rate securities, US Government and agency securities and corporate debt securities.
Cash provided by operations of $40.6 million during the nine months ended September 30, 2005 consisted primarily of net income of $30.8 million, depreciation of $9.2 million, the tax benefit from exercise of stock options of $2.6 million, and a decrease in accounts receivable of $6.0 million. These increases in cash were partially offset by an increase in prepaid expenses and other assets and a decrease in current liabilities.
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
Cash used for investing activities of $10.6 million during the third quarter of 2005 consisted primarily of $132.4 million of cash used for the purchase of marketable securities and $8.0 million of cash used to purchase property and equipment and other long-term assets, which was partially offset by $131.9 million of cash provided by the sale and maturities of marketable securities.
Cash used for financing activities of $16.8 million during the third quarter of 2005 consisted primarily of $26.8 million of cash used to repurchase shares of our common stock, partially offset by $10.1 million of proceeds from employee exercises and purchases under our stock option and employee stock purchase plans.

The following are our contractual commitments associated with our lease obligations, restructurings, and purchase obligations and from royalty commitments:

		Years Ending December 31,
	Three
	Months
	Remaining in
($ in millions)	2005	2006	2007	2008	Thereafter	Total

Operating leases	$3.8	$15.0	$14.4	$13.7	$81.0	$127.9
Restructurings	1.4	4.8	4.3	3.3	2.2	16.0
Purchase obligations	—	0.7	1.9	—	—	2.6
Royalty commitments	0.5	1.3	0.7	0.8	1.3	4.6

Total commitments	$5.7	$21.8	$21.3	$17.8	$84.5	$151.1

We have commitments for various operating leases worldwide that expire at various times through 2017 and that are shown above, net of existing sublease agreements, excluding facility exit costs included in restructuring charges. The lease commitments of $127.9 million shown also include lease commitments of $11.8 million related to certain exited facilities that have not been reserved for in restructuring charges, which represents our estimated sublease income from these facilities from the end of the period reserved to the end of the lease term. The restructuring commitments shown above are primarily for facility exit costs of up to 51 months of minimum lease payments due under certain excess facilities lease agreements, net of related sublease agreements. Our purchase obligations relate to inventory commitments. Our royalty commitments represent our minimum contractual royalty obligations for the use of licensed technology.
In September 2004, our Board of Directors authorized the repurchase of up to 6,700,000 shares of our common stock during 2004 and 2005. In July 2005, our Board of Directors authorized the repurchase of an additional 2,000,000 shares of our common stock under our share repurchase program and extended the share repurchase program until June 30, 2006. We may make repurchases in the open market or through negotiated transactions from time to time depending on market conditions. During the three months ended September 30, 2005, we repurchased 448,379 shares for $5.7 million. As part of the total program, we have repurchased an aggregate of 2,025,979 shares for $27.7 million as of September 30, 2005, of which we have reissued 1,206,577 shares in connection with the exercise of stock options. The net amount of these shares is reflected as treasury stock on our condensed consolidated balance sheets.
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
We provide e-security solutions to various customers in diverse industries. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. We had two significant customers who are distributors and whose aggregate balances accounted for approximately 19% of our total accounts receivable as of September 30, 2005 and December 31, 2004.
Our plans for future uses of cash may include additional acquisitions of other entities or technologies, additional purchases of property and equipment, inventory, and stock repurchases pursuant to our stock repurchase program. We anticipate that our capital expenditures for the remainder of 2005 will be approximately $4.0 to $5.0 million and will be primarily for purchases of property and equipment. We expect to fund our capital expenditures from cash on hand and cash generated from operations.
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
If we fail to remain competitive, then we could lose market share for our established products or fail to gain market share for our less mature products. We have seen increased competition in our market in recent years, and we expect this trend to continue. A number of competitive factors could cause us to lose potential sales or to sell our products at lower prices or at reduced margins, including, among others:
•	Some of our competitors offer e-security products with features and functionality that our products do not currently offer or at lower prices than we offer. In addition, our customers and potential customers may perceive some of our competitors’ products as being more convenient and easier to use than our products.

•	Some computer and software companies that have not traditionally offered e-security products are now offering free or low-cost e-security products and functionality bundled with their own computer and software products.

•	Some of our current and potential competitors have greater financial, marketing and technical resources than we do, allowing them to leverage an installed customer base and distribution network, adapt more quickly to new technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can.

•	Our industry is undergoing consolidation, with larger firms acquiring some of our competitors. A larger firm that acquires a competitor may be a greater threat to us than the original, smaller competitor was for the reasons described in the immediately preceding bullet point.

•	Our issued U.S. patents expire at various dates ranging from 2005 to 2020. When each of our patents expires, competitors may develop and sell products based on the same or similar technologies as those covered by the expired patent.

•	The expiration of some of our patents has also permitted the use and distribution of “freeware,” free versions of some of our technology, and we believe that some potential customers may be choosing to use freeware instead of buying our products.

•	Many companies have reduced their information technology budgets due to the current economic conditions, which could make competition more intense because we are competing for fewer customer dollars.
We depend heavily on key, talented employees in a competitive labor market. Our success depends on our ability to attract, motivate and retain skilled personnel, especially in the areas of management, sales and engineering. We compete with other companies for a small pool of highly qualified employees. Although we believe that our compensation plans are competitive, we may not be able to hire and retain the employees we need.
Our stock price has been volatile and is likely to remain volatile. From September 30, 2004 through October 27, 2005, our stock price has ranged from a per share high of $23.91 to a low of $9.99. A number of factors may contribute to the volatility of our stock price, including:
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
If the market for e-security solutions does not continue to grow, then demand for our products may decrease. The market for some of our e-security solutions is continuing to develop, and demand for our products depends on, among other things:
•	the perceived ability of our products to address real customer problems;

•	the perceived quality, price, ease-of-use and interoperability of our products as compared to our competitors’ products;

•	the market’s perception of how easy or difficult it is to deploy our products, especially in complex, heterogeneous network environments;

•	the continued evolution of electronic commerce as a viable means of conducting business;

•	market acceptance and use of new technologies and standards;

•	the ability of network infrastructures to support an increasing number of users and services;

•	the public’s perception of the need for secure electronic commerce and communications over both wired and wireless computer networks;

•	the U.S. government’s continued focus on e-security as a means to counteract terrorism and other hostile acts;

•	the pace of technological change and our ability to keep up with these changes;

•	the market’s perception of our products’ ability to address the e-security aspects of various laws; and

•	general economic conditions, which, among other things, influence how much money our customers and potential customers are willing to allocate to their information technology budgets.
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

If any of our products are found to have, or suspected to have, security vulnerabilities, then we could incur significant costs and damage to our reputation. If any of our products are found to have significant security vulnerabilities, then we may need to dedicate engineering and other resources to eliminate the vulnerabilities and to repair or replace products already sold or licensed to our customers. In addition, our customers and potential customers could perceive our products as unreliable, making it more difficult for us to sell our products.
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
International sales make up a significant portion of our business. International sales accounted for more than 40% of our total revenue in each of the years ended December 31, 2004, 2003 and 2002 and in the nine months ended September 30, 2005. There are certain risks inherent in doing business internationally, including:
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

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as our business practices evolve and could have a material adverse impact on our financial results. Our primary exposures to fluctuations in foreign currency exchange rates relate to sales and operating expenses denominated in currencies other than the U.S. dollar. The operations of our foreign subsidiary in Ireland are measured using the U.S. dollar as its functional currency, while all of our other foreign branches and subsidiaries operations are measured using the local currencies as the functional currencies. Our sales to our customers in countries outside of the United States are primarily billed through Ireland and are thus denominated in U.S. dollars. When we do invoice customers in a non U.S. dollar currency, we are exposed to foreign exchange rate fluctuations from the time of invoice until collection occurs. In Ireland, where we primarily invoice our customers in U.S. dollars, we pay our operating expenses in local currencies. Accordingly, fluctuations in the Euro relative to the U.S. dollar are reflected directly in our income statement. We are also exposed to foreign currency rate fluctuations for operating expenses paid in local currency. Fluctuations in foreign currency exchange rates could affect the profitability and cash flows in U.S. dollars of our products sold in international markets.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2005, our disclosure controls and procedures were effective, in that they (1) were designed to ensure that material information relating to RSA Security, including its consolidated subsidiaries, is made known to our CEO and CFO by others within RSA Security, particularly during the period in which this Report was being prepared, and (2) provide reasonable assurance that information that we are required to disclose in the reports we file under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
No change in our internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act) occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On or about February 2, 2001, Leon Stambler filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., First Data Corporation, Openwave Systems Inc., and Omnisky Corporation — Case Number 01-0065. The case went to trial in March 2003, and the jury determined that our products did not infringe Mr. Stambler’s patents. On April 17, 2003, the court entered final judgment in our favor on all claims of non-infringement. Mr. Stambler appealed the lower court’s decision to the United States Court of Appeals, and on or about February 11, 2005, the Court of Appeals issued a ruling denying Mr. Stambler’s request for a new trial and affirming the lower court’s ruling in our favor. The deadline for Mr. Stambler to appeal the ruling of the Court of Appeals has passed, and Mr. Stambler has not filed any further appeals. Therefore, this matter is concluded.
On or about April 11, 2005, Prism Technologies LLC filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., Netegrity, Inc., Computer Associates International, Inc. and Johnson & Johnson — Case Number 05-214. In its complaint, Prism Technologies alleges that some of our products, including our RSA ClearTrust product, and certain products of each of the other defendants infringe a patent that Prism Technologies owns, and Prism Technologies seeks unspecified damages as well as a permanent injunction enjoining the defendants from infringing its patent. The parties are now conducting discovery. We cannot predict the outcome of this matter, but we believe that the disposition of the matter will not have a material adverse effect on our continuing operations and consolidated financial position. We have not accrued any amounts relative to this complaint at September 30, 2005 as the ultimate outcome of this case is neither probable nor estimable.
From time to time, we have been named as a defendant in other legal actions arising from our normal business activities, which we do not believe will have a material adverse effect on us or our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 3, 2004, we announced that our Board of Directors authorized us to repurchase up to 6,700,000 shares of our common stock through December 31, 2005. On July 21, 2005, we announced that our Board of Directors increased the number of shares of common stock that we are authorized to repurchase by an additional 2,000,000 shares, and extended the expiration date of the stock repurchase program to June 30, 2006.
The table below contains information about our activities under this common stock repurchase program during the quarter ended September 30, 2005.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced	Under the
Period	Purchased	Paid per Share	Program	Program
July 1-31, 2005	50,000	$ 12.94	50,000	7,072,400
August 1-31, 2005	385,779	$ 12.73	385,779	6,686,621
September 1-30, 2005	12,600	$ 12.79	12,600	6,674,021
Total	448,379	$ 12.75	448,379	6,674,021
Item 6. Exhibits
See the Exhibit Index attached to this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSA SECURITY INC.

/s/ JEFFREY D. GLIDDEN
Jeffrey D. Glidden
Senior Vice President, Finance and Operations,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Dated: November 7, 2005

EXHIBIT INDEX

ITEM	DESCRIPTION
10.1	Letter Agreement, dated July 19, 2005, between RSA Security and Charles R. Stuckey, Jr. is incorporated herein by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2005.

31.1	Certification of our CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of our CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of our CEO and CFO pursuant to 18 U.S.C. §1350.