Form 10-K
period 2005-12-31
RSA SECURITY INC/DE/
filed 2006-03-16
CIK 932064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
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
Common Stock, $.01 Par Value
Common Stock Purchase Rights
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☑ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
There were 72,399,391 shares of common stock outstanding as of February 28, 2006.
As of June 30, 2005, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was $807,179,900 based on the last reported sale price of the registrant’s common stock on The NASDAQ National Market as of the close of business on that date.
DOCUMENTS INCORPORATED BY REFERENCE

PART OF FORM 10-K
DOCUMENT	INTO WHICH INCORPORATED
Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders	Items 10, 11, 12, 13 & 14 of Part III
We make statements in this Report that are forward looking, that is, statements that are not historical facts but convey projections about the future. For example, statements containing the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “may,” “projects,” “will,” “would,” and similar expressions may be forward-looking statements. However, we caution investors not to place undue reliance on any forward-looking statements in this Report because these statements speak only as of the date when made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including without limitation, the factors set forth in this Report under Part 1, Item 1A Risk Factors.
RSA Security, RSA, Keon, ClearTrust, SecurID, BSAFE, ACE/Server, Confidence Inspired, The Most Trusted Name in e-Security, RSA Secured ,FraudAction, eStamp and SecureSuite are either registered trademarks or trademarks of RSA Security Inc. in the United States and/or other countries. All other trademarks or trade names referred to in this Report are the property of their respective owners.

PART I
ITEM 1. BUSINESS
COMPANY OVERVIEW
     RSA Security Inc. and its consolidated subsidiaries are an expert in protecting online identities and digital assets. The inventor of core security technologies for the Internet, the company leads the way in strong authentication and encryption, bringing trust to millions of user identities and the transactions that they perform. RSA Security’s portfolio of award-winning identity and access management solutions helps businesses to establish who’s who online – and what they can do.
     We maintain a website at www.rsasecurity.com. We are not including the information contained in our website as part of this Report, nor are we incorporating the information on our website into this Report by this reference. As soon as reasonably practicable after we electronically file or furnish to the Securities and Exchange Commission our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, we make them available through our website, free of charge.
COMPANY HISTORY
     Since our inception in 1986 as Security Dynamics Technologies, Inc., we have focused on the fundamental need for user identification and authentication, with an initial emphasis on solutions for secure remote access to enterprise networks (RSA SecurID® technology). In July 1996, to further our strategy and extend our product line, we acquired RSA Data Security, Inc., a privately-held company that developed and delivered cryptographic solutions that address the need for data privacy and integrity (RSA BSAFE® technology).
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
     In December 2005, we expanded our product and service offerings through our acquisition of Cyota, Inc., a privately-held company headquartered in New York City that delivers online security and anti-fraud solutions to thousands of financial institutions worldwide. With the purchase of Cyota, we have introduced a risk-based layered authentication approach that will allow customers to choose from a range of authentication techniques – from life questions, watermarking and anomaly detection to digital certificates, tokens and smart cards – depending on the risks posed and desired convenience.
     Throughout our history, we have made a number of corporate acquisitions, in addition to the RSA Data Security, Securant and Cyota acquisitions described above. Xcert International’s Sentry CA line of products became part of our RSA Keon digital certificate management product family after our February 2001 acquisition of Xcert International, Inc., a privately-held company that developed and delivered digital certificate-based products for securing e-business transactions. We purchased smart card authentication middleware technology in May 2001 through our acquisition of 3-G International, Inc., a privately held company that developed and delivered smart card and biometric authentication products.
     We have adopted a written Code of Ethics for all of our officers, employees and directors, and we have posted the Code of Ethics in the “investors” section of our website, www.rsasecurity.com. If we amend our Code of Ethics or grant any waivers under the Code of Ethics, we will post the amendments or descriptions of the waivers on our website within four business days after the date of the amendment or waiver.
BACKGROUND
     Many businesses and government entities are now using electronic information exchange as a standard way to transact business. These enterprises conduct the exchange of electronic information both internally, among their employees and departments, and externally, with their customers, vendors, business partners, suppliers and others. We have observed an increase in requirements for access to electronic information, characterized by a growing number and type of users, applications, transactions and access methods. This has, in turn, driven advances in technology, resulting in improvements in the speed of exchange and ease of access to information. Some of these technology advancements include faster networks as well as intranets, extranets, portals, wireless access, and virtual private networks (VPNs) facilitating productive anytime, anywhere access to critical resources.
     Increased access to critical information can lead to greater risk of exposure of that information to unauthorized users. Information can be intercepted by hackers, cyber-terrorists, identity thieves, disgruntled employees and competitors. Losses that may result from any serious breach can include large direct and indirect costs, a loss of confidence in the enterprise, and regulatory fines. Historically, many organizations have viewed security as a necessary expense, but as digital information and the exchange of that information have become common and important, many entities view this electronic data as a critical business asset. We have observed that many organizations are now beginning to see security as a strategic imperative and that information technology security has become not only about preventing liability, but also about protecting important business assets. In addition, we believe that governmental regulations and industry practices regarding the security, privacy and maintenance of certain information resources are driving many organizations to focus on information technology security.
     Many technologies have emerged to address the information access challenges that organizations face. Some organizations need authentication solutions to help positively identify users (from within as well as outside the enterprise) before granting access to critical applications and resources, while others require comprehensive identity management solutions to help manage user identities, user lifecycles and their access privileges. Still others may require data protection solutions to ensure that their sensitive information remains private and their critical business transactions remain trusted and secure. We believe that as information access continues to expand in complexity, these distinct security requirements may merge to address the larger need for integrated identity and access management.
THE RSA SECURITY STRATEGY
Secure Information Access
     Our portfolio of solutions includes Authentication and Credential Management, Access Management and Data Protection. These solutions are designed to help organizations realize the benefits of transacting business electronically, while helping to protect critical resources and applications from unauthorized access and other forms of electronic malice. We continue to work with our customers to understand their challenges and opportunities and bring to market products and solutions to help secure the ever-changing information technology landscape.
Lead e-Security
     With over one billion RSA Security-enabled software units shipped, we are a trusted, experienced partner to our customers. We participate actively in the development of industry standards, such as the Liberty Alliance Project, Security Assertion Markup Language (SAML), OASIS, Public Key Cryptography Standards (PKCS) and One-Time Password Specifications (OTPS). Our efforts are designed to ensure that our current and prospective customers get the right solution for their heterogeneous computing environments and growing business.
Provide Seamless Solutions
     We have strategic partnerships with industry-leading companies, including global integrators such as Accenture, application providers such as Citrix, and platform vendors such as Microsoft. The RSA Secured® technology partner program, a key part of this initiative, focuses on product integration and interoperability certification activities, as well as joint support strategies for our mutual customers. Our RSA BSAFE developer solutions are engineered to enable developers to quickly and effectively integrate encryption, protocols and electronic signatures into their applications. Our current products support a number of standards, including PKCS, RADIUS and OASIS SAML 1.0 specification.
Path to the Future
     We offer our customers a migration path to a system that is designed to address their core security needs and provides flexibility to address future needs. Our identity and access management architecture, which we refer to as “NEXUS,” is designed to integrate our solutions into a single common administrative and system services platform and deliver common administration and integration across our products.
     In addition, RSA® Authentication Service, our consumer-focused offering, is currently in development. Through the RSA Authentication Service, we plan to provide Internet users with protection for their on-line activities by giving them secure access to multiple sites using a single credential. We plan to incorporate some of Cyota’s products into the RSA Authentication Service.
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
Authentication and Credential Management
     Our Authentication and Credential Management solutions allow organizations to develop and manage trusted identities through strong authentication and password management.
•	RSA SecurID® hardware and software authenticators and RSA® Authentication Manager server software are more secure alternatives to passwords, providing ease of use and the added protection of two-factor authentication.

•	RSA SecurID® Appliance, designed for businesses with up to 50,000 users, is an integrated, rack mountable, hardware appliance with RSA Authentication Manager software pre-loaded.

•	RSA SecurID for Microsoft® Windows® software helps to provide greater security than weak, static passwords. By combining something the user knows (i.e., a secret PIN) with something the user possesses (i.e., a unique RSA SecurID token that generates a one-time password every 60 seconds), Microsoft Windows customers can gain an effective way to secure user access to valuable company resources.

•	RSA® Sign-On Manager is our single sign-on (SSO) solution that provides a secure way to manage passwords for enterprise applications and web sites. Users can authenticate with their password, or for enhanced security, with a strong two factor authentication device.

•	RSA SecurID® Smart Card and USB solutions are designed to allow an organization to store credentials and combine multiple security functions — such as employee badging, building access and network access — on one portable device.

•	RSA® Certificate Manager solutions enable an organization to issue, validate and manage credentials that are based on x.509 digital certificates.
Access Management
     Our Access Management solutions allow organizations to provide diverse groups of users with access to the resources they need while securing those resources from unauthorized access.
•	RSA ClearTrust web access management solution is designed to facilitate secure single sign-on (SSO), while protecting access to web-based applications and resources through the management of user identities and their access rights.

•	RSA® Federated Identity Manager enables organizations to share trusted identities across the boundaries of the corporate network — with business partners, autonomous business units and remote offices. Standards-based and designed for broad compatibility, RSA Federated Identity Manager allows an organization to interact electronically with its business relationships while maintaining consistent and centralized control over the policies associated with its users and applications.

•	We work with technology partners to address customer requirements for provisioning across the enterprise. Our reseller agreement with Thor Technologies permits us to both bundle with our RSA ClearTrust product and resell separately Thor’s Xellerate® provisioning software.
Data Protection
     Our Data Protection solutions help organizations ensure that their sensitive customer and partner information remains private and their critical business transactions remain trusted and secure.
•	RSA BSAFE® encryption and digital signing software is engineered to provide security, performance and support for industry standards. The RSA BSAFE line of software development kits (SDKs) provides components to secure e-business applications, enterprise software, mobile phones, pocket PCs, PDAs, Web browsers, complex networking equipment, consumer electronics, and cable TV boxes.
Cyota
     In December 2005, we acquired Cyota, Inc., a privately-held company headquartered in New York City that delivers online security and anti-fraud solutions to thousands of financial institutions worldwide. With the purchase of Cyota, we are introducing a risk-based layered authentication approach that will allow customers to choose from a range of authentication techniques – from life questions, watermarking and anomaly detection to digital certificates, tokens and smart cards – depending on the risks posed and desired convenience. Additionally, we believe that the acquisition will enable us to establish our company as a strategic hub for the consumer marketplace, providing the ability to authenticate and protect all aspects of online banking and e-commerce: end-users, merchants and transactions. Although we did not derive any revenue from Cyota’s products during 2005, due to the timing of the acquisition, we anticipate that in the future we will attribute revenue from Cyota’s products to our Consumer solutions group. Cyota’s product offerings include the following:
•	Cyota FraudAction™ software is an end-to-end solution to financial institution email fraud and “phishing,” which is the practice of inducing individuals to divulge their sensitive personal information to identity thieves by sending legitimate- looking e-mails requesting the information.

•	Cyota eSphinx software is a risk-based two-factor authentication solution for online banking.

•	Cyota eVision software is designed to detect, analyze, score and manage online banking and services fraud in real time, to help banks detect, flag and investigate online fraud.

•	Cyota eStamp™ software is designed to present an organization’s accountholders with their own personalized watermark graphics to confirm that they are communicating with the legitimate banking site and not a fraudster.

•	Cyota SecureSuite™ software is a modular online payment security platform designed to support a wide range of authentication and card security products.
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
     In addition, we collaborate with business integration partners in order to assist customers in identifying opportunities where secure information access and identity management can help to achieve strategic business goals. For example, in 2005 we announced strategic alliances with Microsoft, Sun Microsystems, Courion and M-Tech to enable these companies to deliver holistic and integrated identity and access management platforms to customers. Our partners bring experience to the task of developing, integrating and deploying solutions for complex enterprise business and technology environments. In providing complete lifecycle solutions, from planning and architecture design to deployment, project management and ongoing support, we offer integration expertise gained from thousands of customer implementations.
SALES AND MARKETING
     We have established a multi-channel distribution and sales network to serve the information technology security market. We sell and license our products and services directly to end users through our worldwide sales force and through our RSA SecurWorld™ network of distributors, original equipment manufacturers (OEMs) and value-added resellers (VARs). In addition, we support our sales efforts through strategic marketing relationships with other vendors. We derive most of our revenue from indirect sales through our RSA SecurWorld network of OEMs, VARs and distributors.
     To enhance demand for our products, we have participated in the development of various industry-specific protocols that incorporate or complement our security technologies. We also host the industry’s largest annual security conference, the RSA Conference, and participate in other conferences to increase awareness, education and demand for our products.

CUSTOMERS
     We have a broad customer base, and no one end user customer accounted for more than 5% of our total revenue in 2005, 2004 or 2003. However, one of our distributors, Tech Data Corporation, accounted for approximately 9%, 11% and 10% of our total revenue in 2005, 2004 and 2003, respectively. During 2005, we sold our products to an average of approximately 5,000 customers per quarter, including both new customers and existing customers to whom we had sold in previous periods. In addition, we increased our customer base by 17% during 2005, ending the year with approximately 19,500 total customers.
     We sell our products to customers in a number of different vertical markets. We have analyzed approximately 85% of our revenue for the years ended December 31, 2005 and 2004 and determined that the percentage of the analyzed revenue represented by sales to each of our major vertical markets is as follows:

Vertical Markets	2005	2004

Banking and insurance	21%	22%
Technology, hardware and software companies	19%	20%
Professional services	13%	12%
Manufacturing, distribution and transportation	12%	10%
Telecommunications	9%	9%
Other	9%	9%
Government, federal, state and local	9%	8%
Healthcare and pharmaceuticals	8%	10%
     As of December 31, 2005, we have sold more than 23 million RSA SecurID authenticators and licensed our software to thousands of customers worldwide, including approximately 90% of the Fortune 100 and approximately 70% of the Fortune 500.
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
     Our standard practice is to provide a warranty on all RSA SecurID hardware authenticators for the programmed life of the authenticator (generally two to five years) and to replace any defective authenticators (other than authenticators damaged by a user’s abuse or alteration) free of charge. We generally sell each of our other products to customers with a limited warranty for product defects for specified periods, generally ninety days.
     Customers may elect to purchase a maintenance contract, renewable annually or for multiple years. Under these contracts, we agree to provide corrections for identified program errors for supported versions of our software and hardware products, version upgrades for software, telephone consultation, and Web-based access to solutions, patches and documentation.
     Our professional services group helps organizations plan and implement secure e-business solutions. Through this group, we provide our customers with strategy and planning, project management, architecture and design, physical deployment, custom development, education and practitioner certification services. Customers typically pay for professional services either at a fixed price or at an hourly or daily rate for the time it takes us to complete the project.
PRODUCT DEVELOPMENT
     Our product development efforts are focused on enhancing the functionality, reliability, performance and flexibility of our existing products, as well as developing new products with features and functionality that meet the needs of our customers and the evolving information technology market. We are developing architectures and technologies to enhance the administrative capabilities, scalability and integration of our products and to increase interoperability with additional network operating systems, applications and directory services. We are also developing tools to assist customers, strategic partners and other third-party integrators to integrate our products with custom and other third-party network or system applications. In addition, we continue to work on developing standards-

based protocols, specifications and solutions that address the needs of specific market segments and build on our technologies. We may develop these products internally or enter into arrangements to license or acquire products or technologies from third parties.
     Our product development staff, which works in six development centers worldwide, engages in software and hardware engineering, testing and quality assurance, and technical documentation. We also engage outside contractors where appropriate to supplement our in-house expertise or expedite projects based on customer or market demand. In addition to our product development staff, RSA Laboratories is an internal research group chartered with the continuous exploration of the information technology infrastructure and various emerging security technologies such as knowledge-based authentication and radio frequency identification (RFID). Their goal is to help identify key technologies and help to commercialize those technologies that are most promising.
     Research and development expenses were $62.5 million, $61.9 million, and $53.6 million for 2005, 2004 and 2003, respectively.
MANUFACTURING AND SUPPLIERS
     We generally assemble, program and distribute our products to our customers in the Americas from our facilities in Bedford, Massachusetts, and we generally assemble, program and distribute our products to our customers in other parts of the world from our facilities in Shannon, Ireland.
     We distribute our software products electronically or on standard magnetic diskettes, compact disks and tapes together with documentation, which are available from many suppliers. We conduct nearly all of our media duplication in-house.
     We contract for the manufacture and some programming of RSA SecurID® authenticators with Flextronics, a global electronic manufacturing services supplier, utilizing one of the supplier’s plants in China. Flextronics contracts with other suppliers for the manufacture of various components, such as the batteries and microcontrollers in the authenticators.
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
     We monitor warranty claims and address defects through our quality and design processes, which are managed by our product engineering, quality control and technical support organizations. During 2002 and 2003, our analysis of historical failure and defective return rates indicated that certain authenticators produced between 2000 and 2002 were subject to higher defect and failure rates. During the last several years, we have increased resources and initiated new programs to build an expanded family of high- performance authentication solutions. These programs have resulted in the redesign and re-engineering of authenticator products to improve performance and reliability by incorporating new microprocessors, electronics, firmware and batteries with longer life. We will continue to monitor the quality, reliability performance and warranty claims to reevaluate our estimate of warranty and defective return obligations in future periods.
COMPETITION
     The market for information technology security products is competitive and subject to rapid change. We currently experience direct and indirect competition from a number of sources, including:
•	software operating systems suppliers and application software vendors that offer e-security products or features, either as stand-alone products or incorporated into their operating systems or applications;

•	vendors of hardware authenticators and smart cards competitive with RSA SecurID products;

•	biometric security device vendors;

•	vendors of enterprise single sign-on solutions;

•	public key infrastructure (PKI) and cryptographic software firms;

•	application access providers; and

•	“freeware,” i.e., free or low-cost, unpatented e-security technology.
     We believe that the principal competitive factors affecting the market for security products include technical features, ease of use, interoperability, quality and reliability, level of security, pricing, customer service and support and distribution channels. We believe that we and our products compare favorably to our competitors and their products with respect to each of these factors.
PROPRIETARY RIGHTS
     We rely on a combination of patent, trade secret, copyright and trademark laws, software licenses, nondisclosure agreements and technical measures to protect our proprietary technology. We also generally enter into nondisclosure and assignment of inventions agreements with our employees and contractors and confidentiality and/or license agreements with our distributors, strategic partners and customers and potential customers, and we limit access to and distribution of our software, documentation and other proprietary information.
     At December 31, 2005, we had 33 issued U.S. patents, expiring at various dates ranging from 2006 to 2023, and approximately 50 foreign patents, expiring at various dates between 2006 and 2030. We have also filed patent applications on inventions embodied in new technologies that we developed and on inventions that may be useful in the field of e-security. There can be no assurance that any of these applications will result in an issued patent.
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
     We believe that we have completed the necessary technical reviews of the products and services we currently export, but new products that we acquire, such as Cyota’s products, or develop may require technical review before we can export them. For the export of some of our products, we are subject to various post-shipment reporting requirements. However, the export regulations may be modified at any time. In light of the ongoing discussions regarding anti-terrorism legislation in the United States Congress, there may be an increased risk that export regulations may be modified in the future. Modifications to the export regulations could reduce or eliminate our ability to export some or all of our products from the United States without a license in the future, which could put us at a disadvantage in competing for international sales compared to companies located outside of the United States that would not be subject to these restrictions.
BACKLOG
     We consider backlog to be orders for products or services evidenced by an executed contract which have not been fulfilled as of the end of a fiscal period. Backlog of products and services was $31.7 million at December 31, 2005 and $10.8 million at December 31, 2004. We believe that substantially all backlog orders at December 31, 2005 will be fulfilled during 2006 and approximately $21.3 million will be recognized as revenue during 2006.
EMPLOYEES
     At December 31, 2005, we employed 1,282 employees including 140 employees from our acquisition of Cyota in December 2005.

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
     Information on our e-Security Solutions segment and geographical areas may be found in Note 12 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
ITEM 1A. RISK FACTORS
     Our operating results tend to fluctuate from quarter to quarter. Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future. A variety of factors, many of which are outside of our control, can cause these fluctuations, including, among others:
•	the size, timing and shipment of individual orders for our products;

•	changes in our operating expenses;

•	the timing of personnel departures and new hires and the rate at which new personnel become productive;

•	the timing of the introduction or enhancement of our products and our competitors’ products;

•	customers deferring their orders in anticipation of the introduction of new products by us or our competitors;

•	market acceptance of new products;

•	changes in the mix of products sold;

•	changes in product pricing, including changes in our competitors’ pricing policies;

•	development and performance of our direct and indirect distribution channels and changes in the mix of vertical markets to which we sell our products;

•	the amount and timing of charges relating to restructurings and the impairment or loss of value of some of our assets, especially goodwill and intangible assets; and

•	general economic conditions.
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
     Our failure to successfully integrate Cyota into our business and operations could hurt our business. The integration of the business and operations of Cyota, Inc., which we acquired in December 2005, into our business and operations is a complex, time-consuming and expensive process. Before any acquisition, each company has its own business, culture, customers, employees and systems. After the acquisition, we must ensure that the companies operate as a combined organization using common communications systems, operating procedures, financial controls and human resources practices. In order to successfully integrate Cyota, we must, among other things, successfully:
•	retain key Cyota personnel;

•	integrate, both from an engineering and a sales and marketing perspective, Cyota’s products and services into our suite of product and service offerings;

•	coordinate research and development efforts;

•	train and integrate our sales forces;

•	integrate our business processes and systems; and

•	eliminate redundant costs and consolidate redundant facilities.
     To remain competitive we may need to acquire other companies or purchase or license technology from third parties in order to introduce new products and services or enhance our existing products and services. We may not be able to find businesses that have the technology we need and, if we find such businesses, may not be able to purchase or license the technology on commercially favorable terms or at all. Once we have completed an acquisition or technology license, the acquired business or our relationship with the licensor may not be successful. In addition, acquisitions and technology licenses are difficult to identify and complete for a number of reasons, including the cost of potential transactions, competition among prospective buyers and licensees and the need for regulatory approvals. In order to finance a potential transaction, we may need to raise additional funds by selling our stock or borrowing money. We may not be able to find financing on favorable terms, and the sale of our stock may result in the dilution of our existing stockholders.
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
     During times when the global economy experiences weakness or uncertainty, we may have difficulty selling our products and services. The global economy, especially the technology sector, can be volatile, and an economic slowdown can have serious negative consequences for our business and operating results. For example, during a period of economic weakness or uncertainty, current or potential customers may defer purchases, go out of business or have insufficient capital to buy or pay for our products and services. During the last several years, we have observed that many companies have reduced their budgets for information technology products and services, which may reduce or eliminate some potential sales of our products and services. In addition, if our resellers and distributors experience financial difficulties due to an uncertain economy, then we may have difficulty selling to and collecting money from those resellers and distributors.
     If we fail to remain competitive, then we could lose market share for our established products or fail to gain market share for our less mature products and services. We have seen increased competition in our market in recent years, and we expect this trend to continue. A number of competitive factors could cause us to lose potential sales or to sell our products and services at lower prices or at reduced margins, including, among others:
•	Some of our competitors offer e-security products with features and functionality that our products do not currently offer or at lower prices than we offer. In addition, our customers and potential customers may perceive some of our competitors’ products and services as being more convenient and easier to use than ours.

•	Some computer and software companies that have not traditionally offered e-security products are now offering free or low-cost e-security products and functionality bundled with their own computer and software products.

•	Some of our current and potential competitors have greater financial, marketing and technical resources than we do, allowing them to leverage an installed customer base and distribution network, adapt more quickly to new technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products and services than we can.

•	Our industry is undergoing consolidation, with larger firms acquiring some of our competitors. A larger firm that acquires a competitor may be a greater threat to us than the original, smaller competitor was for the reasons described in the immediately preceding bullet point.

•	Our issued U.S. patents expire at various dates ranging from 2006 to 2023. When each of our patents expires, competitors may develop and sell products based on the same or similar technologies as those covered by the expired patent.

•	The expiration of some of our patents has also permitted the use and distribution of “freeware,” free versions of some of our technology, and we believe that some potential customers may be choosing to use freeware instead of buying our products.

•	Many companies have reduced their information technology budgets due to the current economic conditions, which could make competition more intense because we are competing for fewer customer dollars.
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
     Our stock price has been volatile and is likely to remain volatile. From January 1, 2005 through February 28, 2006, our stock price has ranged from a per share high of $20.39 to a low of $9.99. A number of factors may contribute to the volatility of our stock price, including:
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
     If the market for e-security solutions does not continue to grow, then demand for our products and services may decrease. The market for some of our e-security solutions is continuing to develop, and demand for our products and services depends on, among other things:
•	the perceived ability of our products and services to address real customer problems;

•	the perceived quality, price, ease-of-use and interoperability of our products and services as compared to those of our competitors;

•	the market’s perception of how easy or difficult it is to deploy our products, especially in complex, heterogeneous network environments;

•	the continued evolution of electronic commerce as a viable means of conducting business;

•	market acceptance and use of new technologies and standards;

•	the ability of network infrastructures to support an increasing number of users and services;

•	the public’s perception of the need for secure electronic commerce and communications over both wired and wireless computer networks;

•	the U.S. government’s continued focus on e-security as a means to counteract terrorism and other hostile acts;

•	the pace of technological change and our ability to keep up with these changes;

•	the market’s perception of our products’ ability to address the e-security aspects of various laws; and

•	general economic conditions, which, among other things, influence how much money our customers and potential customers are willing to allocate to their information technology budgets.
     Unless we keep up with the ongoing changes in e-security technology and standards, our products and services could become obsolete. Our success depends in part upon our ability to enhance our existing products and to introduce new, competitively priced products and solutions with features that meet changing market requirements, all in a timely and cost-effective manner. A number of factors, including the following, could have a negative impact on the success of our products and services:
•	quality, reliability or security failures, which could result in product returns, delays in collecting accounts receivable, unexpected service or warranty expenses, reduced orders and a decline in our competitive position;

•	delays or difficulties in the development of our products and services;

•	our competitors’ introduction of new products or services ahead of our new products or services, or their introduction of superior or cheaper products or services;

•	the availability of free, unpatented implementations of encryption algorithms and security protocols;

•	the market’s failure to accept new technologies, including consumer authentication, connected authentication devices, smart cards, enterprise strong authentication, Web access management and digital certificates;

•	our failure to include features in our products, or obtain industry and governmental certifications, that our customers or U.S. or foreign government regulators may require;

•	our failure to anticipate changes in customers’ requirements; and

•	the implementation of industry or government standards that are inconsistent with the technology embodied in our products and services.
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
     International sales make up a significant portion of our business. International sales accounted for more than 40% of our total revenue in each of the years ended December 31, 2005, 2004 and 2003. There are certain risks inherent in doing business internationally, including:
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
     Our industry is highly litigious. From time to time, we have been involved in disputes with third parties who allege that our products may infringe intellectual property rights held by the third parties. For example, in April 2005, Prism Technologies LLC filed a lawsuit against us and several other companies claiming that some of our products infringe Prism’s patent (see Part I, Item 3 (Legal Proceedings) of this report for more details). Any litigation carries a number of significant risks, including:
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
     Our excess facilities are costly. We currently lease a number of excess, unused or under-used facilities, and our lease commitments for some of these facilities will not expire for several years. Although we have entered into sublessees for most of these facilities, if any of our sublessees were to fail to pay their portion of the rent to our landlords due to financial difficulties or for any other reason, then we would be responsible for paying the full rental amount.
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
     Our stockholder rights plan and some provisions of our charter may inhibit potential acquisition bids. We have a classified board of directors and have also adopted a stockholders rights plan, both of which could make it more difficult for a potential acquirer to complete a merger, tender offer or proxy contest involving our company. While these provisions are intended to enable our board to maximize stockholder value, they may have the effect of discouraging takeovers that could be in the best interest of certain stockholders and may therefore have an adverse effect on the market price of our common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None
ITEM 2. PROPERTIES
     Our principal administrative, sales and marketing, research and development and support headquarter facilities aggregate approximately 328,000 square feet of office space and are headquartered in Bedford, Massachusetts, under non-cancelable fifteen-year leases expiring in December 2017. Our former headquarter facilities aggregate approximately 203,000 square feet of office space and are also located in Bedford, Massachusetts, under non-cancelable ten-year leases expiring in 2009. We lease approximately 58,000 square feet of office space for research and development and sales and marketing in San Mateo, California, under non-cancelable ten-year leases expiring in 2008, and administration and manufacturing facilities in Shannon, Ireland, aggregating approximately 18,750 square feet, which serves as our distribution center for international sales. We also lease facilities for administration, field sales, research and development and customer support throughout the United States, Canada, Asia, Australia and Europe. In addition, we own an approximately 31,000 square foot office building in Bracknell, United Kingdom, which is used for our United Kingdom and European operations.
     On December 1, 2005, our management committed to a plan to restructure the company’s engineering resources into four core locations around the world. All engineering currently based in our offices in Vancouver, B.C, San Mateo, California and New York City will be relocated to Bedford, Massachusetts or to expanded operations in India and Brisbane, Australia. These transitions will be conducted in phases, with an expected completion date of December 2006. We are currently negotiating to buy out or sublease our offices in Vancouver, B.C, San Mateo, California and New York City (not including Cyota’s New York office).
     During 2002 and 2001, we recorded restructuring charges including approximately $53.7 million representing lease payments due under excess facilities lease agreements, net of estimated sublease income, impaired leasehold improvements and furniture and fixtures, and other associated facilities expense. As of December 31, 2005, we have entered into sublease agreements with third parties for substantially all of our excess facilities. These sublease agreements are for approximately 240,000 square feet of our excess facilities at various locations and expire at various times through June 2009.
ITEM 3. LEGAL PROCEEDINGS
     On or about April 11, 2005, Prism Technologies LLC filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., Netegrity, Inc., Computer Associates International, Inc. and Johnson & Johnson – Case Number 05-214. In its complaint, Prism Technologies alleges that some of our products, including our RSA ClearTrust product, and certain products of each of the other defendants infringe a patent that Prism Technologies owns, and Prism Technologies seeks unspecified damages as well as a permanent injunction enjoining the defendants from infringing its patent. The parties are now conducting discovery. We believe Prism Technologies’ claims are without merit. We cannot predict the outcome of this matter, but we believe that the disposition of the matter will not have a material adverse effect on our continuing operations and consolidated financial position.
     From time to time, we have been named as a defendant in other legal actions arising from our normal business activities, which we believe will not have a material adverse effect on us or our business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock has been trading on The NASDAQ National Market under the symbol “RSAS” (formerly “SDTI”) since our initial public offering on December 14, 1994. The following table indicates the high and low sales prices per share of our common stock for each of our fiscal quarters during the last two completed fiscal years, as reported on The NASDAQ National Market.

2004	High	Low
First Quarter	$18.90	$14.19
Second Quarter	$21.32	$15.63
Third Quarter	$20.54	$14.51
Fourth Quarter	$23.91	$18.73

2005	High	Low
First Quarter	$20.39	$15.51
Second Quarter	$16.04	$9.99
Third Quarter	$13.86	$11.21
Fourth Quarter	$13.52	$10.50
     There were 376 stockholders of record of our common stock as of February 28, 2006. We estimate that we have a total of approximately 60,000 stockholders, including stockholders who hold their shares in “street name.”
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
     On September 3, 2004, we announced that our Board of Directors authorized us to repurchase up to 6,700,000 shares of our common stock through December 31, 2005. We use repurchased shares for stock option and employee stock purchase plans and for general corporate purposes. On July 21, 2005, we announced that our Board of Directors increased the number of shares of common stock that we are authorized to repurchase by an additional 2,000,000 shares, and extended the expiration date of the stock repurchase program to June 30, 2006.
     The table below contains information about our activities under this common stock repurchase program during the quarter ended December 31, 2005.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced	Under the
Period	Purchased (1)	Paid per Share	Program	Program
October 1-31, 2005	0	0	0	6,674,021
November 1-30, 2005	0	0	0	6,674,021
December 1-31, 2005	178,750	$12.06	178,750	6,495,271

Total	178,750	$12.06	178,750	6,495,271

(1)	All shares were purchased in open market transactions.

ITEM 6. SELECTED FINANCIAL DATA
(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003	2002	2001

Statement of Operations Data
Revenue
Products	$222,145	$232,497	$193,664	$168,954	$222,382
Maintenance and professional services	87,970	75,010	66,202	63,130	60,338

Total revenue	310,115	307,507	259,866	232,084	282,720

Cost of revenue
Products	39,016	31,423	32,329	35,772	38,226
Maintenance and professional services	25,389	23,302	20,877	22,207	28,456
Impairment of technology related intangible assets (1)	—	—	—	14,333	—
Amortization of technology related intangible assets (1)	1,224	508	7	6,587	3,281

Total cost of revenue	65,629	55,233	53,213	78,899	69,963

Gross profit	244,486	252,274	206,653	153,185	212,757
Costs and expenses
Research and development	62,523	61,887	53,629	55,061	58,345
Marketing and selling	112,113	110,248	94,298	100,673	122,915
General and administrative	32,380	32,637	33,776	30,256	39,127
Restructurings	2,051	783	—	56,036	19,956
Impairment of intangible assets (1)	—	—	—	4,807	—
Amortization of intangible assets (1)	—	—	—	3,337	11,171
In process research and development	—	—	—	—	7,891

Total	209,067	205,555	181,703	250,170	259,405

Income (loss) from operations	35,419	46,719	24,950	(96,985)	(46,648)

Interest income(expense) and other	9,955	(3,278)	(7,962)	(8,778)	5,860
Income (loss) from investing activities	—	210	1,568	(30,937)	40,836

Income (loss) before provision (benefit) for income taxes	45,374	43,651	18,556	(136,700)	48
Provision (benefit) for income taxes	2,940	8,669	3,720	(39,876)	2,555

Net income (loss)	$42,434	$34,982	$14,836	$(96,824)	$(2,507)

Basic earnings (loss) per share
Per share amount	$0.60	$0.54	$0.25	$(1.71)	$(0.04)

Weighted average shares	71,052	64,309	58,758	56,621	56,259

Diluted earnings (loss) per share Per share amount	$0.58	$0.51	$0.24	$(1.71)	$(0.04)

Weighted average shares	71,052	64,309	58,758	56,621	56,259
Effect of dilutive equity instruments	2,022	4,329	3,546	—	—

Adjusted weighted average shares	73,074	68,638	62,304	56,621	56,259

	2005	2004	2003	2002	2001

Balance Sheet Data
Cash, cash equivalents and marketable securities	$187,752	$289,719	$207,323	$103,030	$63,120
Working capital	137,445	232,429	70,394	94,049	69,657
Total assets	657,784	624,827	529,577	482,848	529,677
Long term obligations (2)	25,855	25,864	25,907	105,394	81,670
Stockholders’ equity	506,860	476,532	308,775	263,434	353,413

(1)	Total cost of revenue, gross profit and total operating expenses reflect the reclassification of amortization of technology related intangible assets from operating expense to cost of revenue of $6,587 and $3,281 for the years ended December 31, 2002 and 2001, respectively, and also reflect the reclassification of impairment of technology related intangible assets of $14,333 from operating to cost of revenue expense for the year ended December 31, 2002.

(2)	Long term obligations reflect the reclassification of deferred revenue – long term from current deferred revenue of $6,125 for the year ended December 31, 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We make statements in this Report that are forward looking, that is, statements that are not historical facts but that convey projections about the future. For example, statements containing the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “may,” “projects,” “will,” “would,” and similar expressions may be forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements in this Report because these statements speak only as of the date when made. Furthermore, we are not obligated to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including without limitation the factors described above under “Part I, Item 1A Risk Factors.”
Overview
     RSA Security Inc. and its consolidated subsidiaries are an expert in protecting online identities and digital assets. The inventor of core security technologies for the Internet, the company leads the way in strong authentication and encryption, bringing trust to millions of user identities and the transactions that they perform. RSA Security’s portfolio of award-winning identity & access management solutions helps businesses to establish who’s who online – and what they can do.
     In December 2005, we acquired Cyota, Inc., a privately-held company headquartered in New York City that delivers online security and anti-fraud solutions to thousands of financial institutions worldwide. With the purchase of Cyota, we have introduced a risk-based layered authentication approach that will allow customers to choose from a range of authentication techniques – from life questions, watermarking and anomaly detection to digital certificates, tokens and smart cards – depending on the risks posed and desired convenience. Additionally, we believe that the acquisition will enable us to establish our company as a strategic hub for the consumer marketplace, providing the ability to authenticate and protect all aspects of online banking and e-commerce: end-users, merchants and transactions.
     We have historically derived our operating revenue primarily from two distinct product groups: Enterprise solutions, which includes RSA SecurID® authentication credentials, RSA® Authentication Manager (formerly known as RSA ACE/Server®) software, RSA ClearTrust® software, RSA® Certificate Manager (formerly known as RSA Keon®) software, and maintenance and professional services associated with those products; and Developer solutions, which includes RSA BSAFE® encryption software and protocol products, RSA Certificate Manager components, and maintenance and professional services associated with those products. Although we did not derive any revenue from Cyota’s products during 2005, due to the timing of the acquisition, we anticipate that in the future we will attribute revenue from Cyota’s products to our Consumer solutions.
     We believe sales of our products are and will be driven by several major market trends: (1) enterprises Web-enabling their existing applications; (2) enterprises permitting secure and efficient access to internal resources, whether remotely or within the enterprise; (3) an increase in digital identity and asset theft, resulting in enterprises and consumers implementing new technologies to protect critical information; (4) enterprises bringing their information technology systems into compliance with government regulations and industry practices regarding information privacy and security; and (5) market demand for convenient and easy-to-use security technology. In addition, we see a number of major trends and drivers in our business:
•	Our authentication product line contributes more than 80% of our revenue, while our less mature Enterprise software products continue to build revenue.

•	Our Developer solutions continue to contribute between 7% and 12% of our total revenue despite the availability of free, “open source” products that compete with our RSA BSAFE product line. Our Developer solutions revenue tends to fluctuate from quarter to quarter, depending on the number of large transactions in any given quarter.

•	Although the majority of our customers utilize our products to secure and to manage network and application access for their employees and partners, our sales of authentication credentials for use by consumers are increasing. We sell most of our consumer authentication credentials on a subscription basis, with revenue being recognized over the course of several years. Accordingly, our deferred revenue balance will likely increase as we build consumer revenue.

•	Our product line synergies and the strength of our customer base create opportunities for us to sell additional products to existing customers and broader, multi-product solutions to new customers.

•	Information technology budgets remain constrained, which has had and could continue to have a direct effect on the sale of our products.

•	Some of our products, especially our single sign-on solutions and Web access management products, have long and unpredictable sales cycles, in part because our customers may need to invest potentially substantial resources and modify their network infrastructures to take advantage of the products.

•	Increased competitive activity is putting pressure on our product prices and lengthening our sales cycles.
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
     We distribute our products through direct sales to end user customers, and through indirect sales, including (i) sales to distributors and resellers that we ship directly to the end user customer and (ii) sales to distributors for stocking purposes. For the year ended December 31, 2005, approximately 60% of our revenue was from sales to distributors and resellers shipped directly to the end user customers, approximately 34% of our revenue was from direct sales to end user customers, and approximately 6% of our revenue was from sales to stocking distributors. Our stocking distributors provide us with inventory level and point of sale reports on a monthly basis. A typical stocking distributor holds approximately four to six weeks of inventory on hand in the distribution channel. Generally, our arrangements with our distributors and resellers are non-exclusive, and we currently have arrangements with more than 2,000 distributors and resellers worldwide under the RSA SecurWorld Partner Program. The RSA SecurWorld Partner Program provides partners with a range of sales tools and education resources and is designed to reward those partners that devote resources to our products and programs and to sell to new customers. Over time, we believe this program will increase our rate of customer acquisition and generate increased indirect sales for us.
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

     Application of Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, sales returns, doubtful accounts, intangible assets, income taxes, warranty obligations, restructurings, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, our actual results could differ from those estimates.
     We believe the following critical accounting policies affect our significant estimates and assumptions used in the preparation of our consolidated financial statements.
     Revenue Recognition — Revenue is recognized when earned. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. We recognize revenue from licensing other intellectual property when evidence of an arrangement exists, the fee is fixed or determinable and collection is considered probable. We reduce revenue for provisions of estimated returns. When arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, we recognize revenue for the delivered elements using the residual method. For arrangements containing multiple elements where vendor specific objective evidence of fair value does not exist for all undelivered elements, we defer revenue for the delivered and undelivered elements until vendor specific objective evidence of fair value exists or all elements have been delivered. We recognize revenue upon shipment of product to our stocking distributors, net of estimated returns. We defer maintenance services revenue, whether sold separately or as part of a multiple element arrangement, and recognize it ratably over the term of the maintenance contract, which is generally twelve months.
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
     For arrangements that contain an initial prepaid license fee with the payment of ongoing royalties, we recognize revenue on the initial prepaid license fee when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable. We recognize the ongoing royalties at the time a reliable estimate can be made of the actual usage that has occurred, provided that collection is probable. Annual license fees or one-time license fee arrangements typically contain non-refundable terms; therefore we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable.
     We recognize revenue allocated to professional service elements as the services are performed. When customization is essential to the functionality of the licensed software, then both the software license and professional services revenue are recognized under the percentage of completion method. We recognize revenue and gross profit using labor hours as an input measure of progress to completion on these arrangements.
     Allowance for Sales Returns – We record allowances for estimated sales returns and allowances in the same period as the related revenue is recorded. We base these estimates on historical sales returns, analysis of credit memo data, current economic trends, product line and customer industry data and other known factors. Our historical experience with sales returns varies by product line depending on the customer, industry and market. We must make judgments and estimates in connection with establishing the allowances for estimated sales returns in any reporting period. The amount and timing of our revenue and our cash flows for any reporting period may materially differ if actual sales returns and allowances differ from our estimates.
     Allowance for Doubtful Accounts – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, concentration risk trends, current economic trends, regional factors and other known factors when evaluating the adequacy of the allowance for doubtful accounts. Based upon our analysis and estimates of the uncollectibility of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on our financial position and results of operations. We record recoveries of accounts previously written off as uncollectible as increases to the allowance for doubtful accounts.
     Allowance for Warranty Obligations – Our standard practice is to provide a warranty on all RSA SecurID hardware authenticators for the customer selected programmed life of the authenticator (generally two to five years) and to replace any defective authenticators (other than authenticators damaged by a user’s abuse or alteration) free of charge. We sell our other products to customers with a limited warranty for product defects for a specified period, generally ninety days. We provide reserves for warranty obligations based on historical failure and defective return rates, and include these costs as a component of product cost of revenue. We reevaluate the estimate of warranty and defective return obligations, including the assumptions about estimated failure and return rates, each quarter.
     We recorded provisions for warranty obligations of $0.3 million, $0.2 million and $4.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. During 2002 and 2003, our analysis of historical failure and defective return rates indicated that certain authenticators produced between 2000 and 2002 were subject to higher defect and failure rates than we had previously experienced. Accordingly, we recorded significant warranty provisions in the year ended December 31, 2003, based upon our estimates of warranty and defective return obligations as a result of these trends. We continue to monitor warranty claims and reevaluate our estimate of warranty and defective return obligations, which could result in additional warranty expense. Actual warranty returns could differ from the allowance for warranty obligations recorded.
     Income Taxes – We account for income taxes using the liability method which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities and for tax carryforwards. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.
     We perform an annual assessment of the realization of our deferred tax assets considering all of the available evidence, both positive and negative. We then record a valuation allowance against the deferred tax assets which we believe, based on the weight of available evidence, will more than likely not be realized. In 2005, our valuation allowances were reduced by $5.2 million, which consisted of a net reduction of $0.9 million attributable to net tax liabilities assumed in the Cyota acquisition, and a further reduction of $4.3 million due to the realization of tax carryforwards for which valuation allowances had been provided. This $4.3 million reduction was recorded as a reduction in goodwill of $3.5 million and an increase in additional paid-in-capital of $0.7 million. In 2004, our valuation allowances were reduced by $1.8 million, which was attributable to (i) an increase of $10.8 million recorded against deferred tax assets that we believe will more than likely not be realized, and (ii) a decrease of $12.6 million which represents the tax benefit of the utilization of approximately $35.9 million of acquisition net operating loss carryforwards in 2004. The $12.6 million tax benefit reduced goodwill in 2004.
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
     We are required to reserve for certain loss contingencies relating to, among other things, income taxes. In the ordinary course of global business there are many transactions and calculations where the ultimate tax outcome is uncertain. As a result we are, from time to time, subjected to various US, international and state tax audits. Accordingly, we reserve for potential tax liabilities due in these various jurisdictions. We review these tax reserves annually. In connection with our review of the tax reserves for 2005, we determined that the amount of reserves required for tax exposures was less than the amount recorded in the financial statements. As a result, we reduced the tax reserves by $2.5 million in 2005.
     Valuation of Goodwill and Other Intangible Assets – In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future cash flows and earnings and other factors used to determine the fair value of the respective assets. We will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. We generally determine fair value based on estimated discounted future cash flows. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. Any such impairment charge could be significant and could have a material adverse effect on our consolidated financial position and results of operations. We perform an annual test for impairment of our goodwill as of November 30 of each year and, if events or circumstances occur that would more likely than not reduce the fair value of the goodwill below its carrying amount, will perform an interim impairment test. We completed the required annual goodwill impairment test as of November 30, 2005, by comparing the carrying amount of the enterprise to the estimated fair value of the enterprise. Estimated fair value of the enterprise was determined based upon the market multiple valuation method, which requires that we utilize estimates of future cash flows, revenue and earnings. As of November 30, 2005, the fair value of the enterprise was greater than the carrying amount of the enterprise. Therefore, our annual goodwill impairment test performed as of November 30, 2005 did not result in an impairment of our goodwill. At December 31, 2005, we had $275.9 million of goodwill, which accounted for approximately 42% of our total assets. Any goodwill impairment test could result in a decrease to the carrying value of goodwill and could have a material effect on our results of operations and consolidated financial position.
     Restructurings – We periodically review our cost structure in terms of geographic footprint, product mix and human capital to ensure that we are in the best position to meet the demands of our shareholders, customers and other stakeholders. Our management may propose restructuring plans from time to time to more appropriately align our operations with external needs. A restructuring plan must be approved by our Board of Directors and our Chief Executive Officer or his designate.
     The policy is consistent with the guidance under Statement of Financial Accounting Standards (SFAS) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. These costs include, but are not limited to, the following: (a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits; (b) costs to terminate a contract that is not a capital lease and (c) costs to consolidate facilities or relocate employees.
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
     Recent Accounting Pronouncements— On December 16, 2004, the Financial Accounting Standards Board issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” titled “Share-Based Payment.” This revision requires that all share-based payments, including grants of employee stock options, are recognized in the consolidated statements of operations based upon their fair values. The adoption of SFAS 123R will have a material impact on our statements of operations. The revision is effective for public companies for fiscal periods beginning after June 15, 2005. We adopted SFAS 123R on January 1, 2006. Based on the current options outstanding, we expect our 2006 pretax expense for those options to be between $12.0 million and $14.0 million. This amount may increase to the extent any options are granted in 2006.
     Under SFAS 123R, the pro forma disclosures previously permitted no longer will be an alternative to financial statement recognition. We will apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis over the requisite service period. We will apply the modified prospective method, which requires that compensation expense be recorded prospectively for all unvested stock options and restricted stock following the adoption of SFAS 123R.
2005 Compared with 2004
Summary of Financial Performance for the year ended December 31, 2005
•	Our revenue for the year ended December 31, 2005 was $310.1 million, an increase of $2.6 million, or 0.9%, compared to revenue of $307.5 million for the year ended December 31, 2004.

•	Our gross profit for the year ended December 31, 2005 was $244.5 million, a decrease of $7.8 million, or 3%, compared to gross profit of $252.3 million for the year ended December 31, 2004.

•	Our net income for the year ended December 31, 2005 was $42.4 million, an increase of $7.4 million, or 21%, compared to net income of $35.0 million for the year ended December 31, 2004.

•	During 2005, the United States Internal Revenue Service (“IRS”) issued tax refunds and associated interest payments to us totaling $9.9 million. The tax refunds received during 2005 were associated with our IRS audit for the years 1996 through 2002.

•	Our cash, cash equivalents, and marketable securities were $187.8 million at December 31, 2005, compared to $289.7 million at December 31, 2004. The reduction to the balance at December 31, 2005 reflects $123.2 million in cash payments associated with the acquisition of Cyota, Inc., net of the $5.6 million in cash and cash equivalents on Cyota’s balance sheet as of the December 30, 2005 closing date. Additionally, we repurchased 2,154,729 shares of our common stock for $29.0 million during the year ended December 31, 2005.

Results of Operations
     The following table sets forth certain consolidated financial data as a percentage of our total revenue:

	Years Ended December 31,
	2005	2004	2003

Revenue
Products	71.6%	75.6%	74.5%
Maintenance and professional services	28.4	24.4	25.5

Total revenue	100.0	100.0	100.0

Cost of revenue
Products	12.6	10.2	12.5
Maintenance and professional services	8.2	7.6	8.0
Amortization of technology related intangible assets	0.4	0.2	—

Total cost of revenue	21.2	18.0	20.5

Gross margin	78.8	82.0	79.5
Costs and expenses
Research and development	20.2	20.1	20.6
Marketing and selling	36.2	35.8	36.3
General and administrative	10.4	10.6	13.0
Restructurings	0.7	0.3	—

Total	67.4	66.8	69.9

Income from operations	11.4	15.2	9.6
Interest (expense) income and other	3.2	(1.1)	(3.1)
Income from investing activities	—	0.1	0.6

Income before provision for income taxes	14.6	14.2	7.1
Provision for income taxes	0.9	2.8	1.4

Net income	13.7%	11.4%	5.7%

Revenue
     The following tables set forth the amount, percentage of total revenue and percentage increase (decrease) of our revenue by product group, product type and product line:

	Years Ended December 31,
($ in millions)	2005		2004		Percentage
					Increase
	Revenue	Percentage	Revenue	Percentage	(Decrease)

Product group:
Enterprise solutions	$282.6	91.1%	$279.2	90.8%	1.2%
Developer solutions	27.5	8.9%	28.3	9.2%	(2.9)%

Total	$310.1	100.0%	$307.5	100.0%	0.9%

Product type:
Authenticators	$148.3	47.8%	$151.2	49.2%	(1.9)%
Software products	73.8	23.8%	81.3	26.4%	(9.2)%
Maintenance and professional services	88.0	28.4%	75.0	24.4%	17.3%

Total	$310.1	100.0%	$307.5	100.0%	0.9%

Product line:
Authentication products	$257.2	82.9%	$257.6	83.8%	(0.2)%
Encryption products	27.4	8.9%	28.0	9.1%	(2.0)%
Web access management products	25.5	8.2%	21.9	7.1%	16.2%

Total	$310.1	100.0%	$307.5	100.0%	0.9%

     Our revenue is broken out into three geographic regions consisting of the United States, Europe and other, and Asia Pacific. The following table sets forth the amount of revenue, percentage of total revenue and percentage increase (decrease) of revenue by region for the years ended December 31, 2005 and 2004:

	Years Ended December 31,
($ in millions)	2005		2004		Percentage
					Increase
	Revenue	Percentage	Revenue	Percentage	(Decrease)

United States	$170.2	54.9%	$172.7	56.2%	(1.5)%
Europe and other	103.6	33.4%	100.6	32.7%	3.0%
Asia Pacific	36.3	11.7%	34.2	11.1%	6.2%

Total	$310.1	100.0%	$307.5	100.0%	0.9%

     Total revenue increased $2.6 million or 0.9% in the year 2005 as compared to the year 2004 as a result of a 17% increase in maintenance and professional service revenue, offset by a 2% decrease in authenticator revenue and a 9% decrease in software product revenue. Authenticator revenue in 2005 was affected by a decline in replacement authentication credentials due to the economic decline in 2001 and 2002. This economic decline caused a slower growth of credential shipments in the year 2001, and this growth further slowed in 2002. We generally license our security credentials for a term of 3 to 4 years; therefore a lower volume of credential licenses in 2001 and 2002 results in replacement authentication credentials in 2005 being at a lower level than in 2004. Total revenue was also affected by a larger number of high volume sales and increased consumer business in 2005, as compared to 2004, which tend to have lower pricing levels.

     Our RSA SecurID authentication product line generates a substantial portion of our revenue. RSA SecurID credentials (which includes hardware and software, smart cards and USB tokens) licensed, in thousands, were as follows:

			Percentage
	2005	2004	Increase

Number of credentials licensed	4,673	3,887	20.2%
     The increase in credentials licensed in the year 2005, as compared to the year 2004, was attributable to an increase in users within our existing enterprise accounts, new customers and the growth of credentials licensed for consumer authentication. The increase in the number of credentials licensed is offset by a decrease in pricing levels, which has contributed to a decrease in overall product revenues. We believe our RSA SecurID authentication products generate and will continue to generate substantial revenue for us.
     Professional service and maintenance revenue increased 17.3% in the year 2005, as compared to the year 2004. The increase in professional service and maintenance revenue service revenue was primarily attributable to a high rate of renewals of annual maintenance contracts related to the sale of products in prior periods.
     We believe the increase in our Web access management revenue in the year 2005, as compared to the year 2004, was due in part to an increase in the number of customers allowing access of their information and applications by internal and external users. We believe that our Web access management revenue will continue to grow due to increased deployments of Web-based applications that may be accessed by a company’s employees, partners and customers.
     The slight decrease in encryption revenue during the year ended December 31, 2005, as compared to the comparable period in 2004, was primarily due to slower than anticipated adoption of standards-based Digital Rights Management technologies. We believe that our Developer solutions revenue may benefit from companies’ needs to secure their computing systems, databases and transactions due to various regulatory requirements.
     We believe that our future total revenue will be influenced by a number of major factors:
•	As new, lower cost remote access technologies become available and as employment rates increase, we believe that we will benefit with increased total product revenue.

•	We believe the increased awareness of digital identity theft will drive organizations and consumers to adopt technologies such as strong authentication, and we believe we will benefit from this trend.

•	We believe that governmental regulations regarding the access to and distribution of private information will drive demand for our products. For example, we believe our revenue from the healthcare and financial services markets will increase as companies work to bring their information technology systems into compliance with industry-specific privacy and security laws and standards.

•	We believe that as the United States government proceeds with its agenda of increasing awareness and funding of cyber-security issues and focusing on homeland security, we may benefit with increased revenue.

•	However, information technology budgets continue to be constrained, and the continued uncertainty in the economy and global affairs may affect revenue generated from the sales of our products in future quarters.

•	In addition, we are seeing increased competitive activity, which is putting pressure on our product prices. We believe that increased competition is lengthening our sales cycles.

•	Growth in our consumer authentication credentials will increase the mix of our subscription revenue recognized ratably over the life of the contracts.

•	In 2005, we instituted a major new program for our resellers and distributors and reorganized our sales force. Our future revenue will depend on the rate at which our current resellers and distributors participate in the new program, our ability to attract new resellers and distributors to the program and the effectiveness of our reorganized sales force.

Gross Profit
     The following table compares our gross profit and gross margin for products and maintenance and professional services:

	Years Ended December 31,
	2005		2004
($ in millions)	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Products	$181.9	81.9%	$200.6	86.3%
Maintenance and professional services	62.6	71.1%	51.7	68.9%

Total	$244.5	78.8%	$252.3	82.0%

     The decrease in total gross margin for 2005, as compared to 2004, was primarily a result of the greater mix of services revenue as a percentage of our total revenue; start up costs associated with the build-out of our RSA Consumer Authentication Service, and increased licensed technology fees to third parties.
     The decrease in gross margin for products for 2005 as compared to 2004 was primarily attributable to a decrease in software revenue year over year, which typically has higher margin than other products, and a $1.3 million inventory commitment charge recorded in the fourth quarter of 2005.
Research and Development
     The following table compares our research and development expenses for the years ended December 31, 2005 and 2004:

	December 31,
			%
($ in millions)	2005	2004	Change

Research and development	$62,523	$61,887	1.0%
Percentage of revenue	20.2%	20.1%
     Research and development expenses increased $0.6 million in 2005, as compared to 2004, primarily due to an increase in consulting expenses of approximately $2.0 million, associated with our continued allocation of resources towards investing in our future product offerings, partially offset by a decrease in payroll costs of $0.6 million, resulting from our restructuring plan relating to engineering resources and a decrease of overhead expenses of approximately $0.6 million.
Marketing and Selling
     The following table compares our sales and marketing expenses for the years ended December 31, 2005 and 2004:

	December 31,
			%
($ in millions)	2005	2004	Change

Marketing and selling	$112,113	$110,248	1.7%
Percentage of revenue	36.2%	35.9%
     Marketing and selling expenses increased $1.9 million in 2005 as compared to 2004 primarily due to an increase of approximately $1.4 million in payroll costs due to an increase in our consumer sales force and an increase of $1.3 million in consulting expenses. This increase in 2005 as compared to 2004 was partially offset by a decrease of $1.6 million in spending on marketing programs.

General and Administrative
     The following table compares our general and administrative expenses for the years ended December 31, 2005 and 2004:

	December 31,
			%
($ in millions)	2005	2004	Change

General and administrative	$32,380	$32,638	(0.8)%
Percentage of revenue	10.4%	10.6%
     General and administrative expenses decreased $0.3 million in 2005 as compared to 2004 primarily due to a decrease in payroll expenses of approximately $0.5 million, associated with decreased bonus payouts and decreased overhead costs of approximately $1.6 million, associated with cost saving initiatives throughout 2005. This decrease was offset by an increase in legal expenses of approximately $2.2 million which was primarily attributable to a non recurring reimbursement of legal fees in 2004 resulting from our successful defense of an arbitration.
Restructurings
     The following table summarizes our restructuring activities:

	Facility Exit		Liquidation
	Costs & Related		of Sweden
	Asset	Severance	Development
($ in millions)	Impairments	Costs	Operations	Total

Balance at January 1, 2003	$35.9	$1.4	$0.6	$37.9
Revision of previously recorded restructuring charges – 2003	0.8	(0.6)	(0.2)	—
Payments – 2003	(8.8)	(0.6)	(0.4)	(9.8)
Write offs – 2003	(0.2)	—	—	(0.2)

Balance at December 31, 2003	27.7	0.2	—	27.9

Revision of previously recorded restructuring charges – 2004	1.0	(0.2)	—	0.8
Payments – 2004	(9.0)	—	—	(9.0)

Balance at December 31, 2004	19.7	—	—	19.7

Restructuring charges – 2005	—	2.1	—	2.1
Payments – 2005	(5.1)	(0.9)	—	(6.0)

Balance at December 31, 2005	$14.6	$1.2	$—	$15.8

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
     During 2004, we recorded a net charge of $1.0 million related to our revised estimates of facility exit costs. We revised this estimate of facility exit costs based upon the terms of finalized subleases and associated costs obtained during the second quarter of 2004. We also reduced our restructuring reserve by $0.2 million at December 31, 2004 when we determined our remaining severance and costs were lower than originally estimated.
     On December 1, 2005, our management committed to a plan to restructure our engineering resources into four core locations around the world. Under the plan, which we expect to bring greater cost efficiencies to the engineering group and closer coordination to engineering projects, and we estimate that approximately 120 positions will be relocated. All engineering personnel currently based in our offices in Vancouver, B.C, San Mateo, California and New York City will be relocated to Bedford, Massachusetts or to expanded operations in India and Brisbane, Australia. These transitions will be conducted in phases, with an expected completion date of December 2006. The program is projected to result in total charges in the range of $10.0 million to $14.0 million primarily related to facility closings and headcount reductions associated with relocating engineering resources. In the fourth quarter of 2005, we recorded a charge of $2.1 million related to engineering, sales and other headcount reductions in connection with this plan. We will record charges related to facility closings when we cease to use the underlying spaces, which is estimated to be during 2006 and 2007.
     We expect to pay the remaining restructuring costs accrued at December 31, 2005 as follows:

Year ending December 31, 2006	$ 5.9 million
Year ending December 31, 2007	4.3 million
Year ending December 31, 2008	3.4 million
Year ending December 31, 2009	2.2 million

Total	$15.8 million

Interest Income (Expense) and Other, Net
     Interest income (expense) and other, net includes the following:

	Years Ended December 31,
($ in millions)	2005	2004

Interest expense on 7% convertible debentures	$—	$(4.2)
Non cash amortization of deferred financing costs	—	(1.3)
Non cash accretion of warrant value	—	(1.1)
Interest income and other, net	2.2	0.4
Investment income	7.2	3.2
Unrealized gain (loss) from foreign currency translation	0.5	(0.3)

Total interest income (expense) and other, net	$9.9	$(3.3)

     Interest expense, non cash amortization of deferred financing costs and non cash accretion of warrant value included in interest expense and other were incurred in connection with our 7% convertible debentures, which we issued in October and November 2001 and converted to common stock in 2004.
     The increase in interest income net of expense and other in 2005 as compared to 2004 was primarily due to higher cash, cash equivalent and marketable securities balances maintained in 2005 as compared to 2004, and $0.9 million of interest that was earned as part of the total IRS tax refunds that we received in 2005. The increase in investment income for 2005 as compared to 2004 was due to higher cash and marketable securities investment balances and increased investment yields. The unrealized gain from foreign currency translation was primarily due to the strengthening of the US dollar during 2005.
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
     We recorded an income tax provision of $2.9 million for 2005 compared to an income tax provision of $8.7 million for 2004. Our effective tax rate decreased to 6.5% for 2005 from 19.9% in 2004. The decrease in the effective tax rate in 2005 is primarily attributable to the receipt of $9.9 million of income tax refunds received from the settlement of the Internal Revenue Service audit for the periods 1996 – 2002, of which $4.9 million was recorded as a benefit to tax expense in 2005. Additionally, we reversed $2.5 million of previously established income tax reserves that we determined were no longer required. Excluding the effect of these two items, our effective tax rate would have been approximately 23.2% in 2005.

     We perform an annual assessment of the realization of our deferred tax assets considering all of the available evidence, both positive and negative. We then record a valuation allowance against the deferred tax assets which we believe, based on the weight of available evidence, will more than likely not be realized. In 2005, our valuation allowances were reduced by $5.2 million, which consisted of a net reduction of $0.9 million attributable to net tax liabilities assumed in the Cyota acquisition, and a further reduction of $4.3 million due to the realization of tax carryforwards for which valuation allowances had been provided. This $4.3 million reduction was recorded as a reduction in goodwill of $3.5 million and an increase in additional paid-in-capital of $0.7 million. In 2004, our valuation allowances were reduced by $1.8 million, which was attributable to (i) an increase of $10.8 million recorded against deferred tax assets that we believe will more than likely not be realized, and (ii) a decrease of $12.6 million which represents the tax benefit of the utilization of approximately $35.9 million of acquisition net operating loss carryforwards in 2004. The $12.6 million tax benefit reduced goodwill in 2004.
We are required to reserve for certain loss contingencies relating to, among other things, income taxes. In the ordinary course of global business there are many transactions and calculations where the ultimate tax outcome is uncertain. As a result we are, from time to time, subjected to various US, international and state tax audits. Accordingly, we reserve for potential tax liabilities due in these various jurisdictions. We review these tax reserves annually. In connection with our review of the tax reserves for 2005, we determined that the amount of reserves required for tax exposures was less than the amount recorded in the financial statements. As a result, we reduced the tax reserves by $2.0 million and $0.5 million in the third and fourth quarters of 2005 respectively. The $2.5 million net decrease in the reserve for the year is primarily attributable to the settlement of the Internal Revenue Service audit in 2005.
     2004 Compared with 2003
     Revenue
     The following tables set forth the amount, percentage of total revenue and percentage increase of our revenue by product group, product type and product line:

	Years Ended December 31,
	2004		2003		Percentage
($ in millions)	Revenue	Percentage	Revenue	Percentage	Increase

Product group:
Enterprise solutions	$279.2	90.8%	$235.8	90.7%	18.4%
Developer solutions	28.3	9.2%	24.1	9.3%	17.4%

Total	$307.5	100.0%	$259.9	100.0%	18.3%

Product type:
Authenticators	$151.2	49.2%	$129.8	49.9%	16.5%
Software products	81.3	26.4%	63.9	24.6%	27.2%
Maintenance and professional services	75.0	24.4%	66.2	25.5%	13.3%

Total	$307.5	100.0%	$259.9	100.0%	18.3%

Product line:
Authentication products	$259.0	84.2%	$223.4	86.0%	15.9%
Encryption products	28.0	9.1%	24.0	9.2%	16.7%
Web access management products	20.5	6.7%	12.5	4.8%	64.0%

Total	$307.5	100.0%	$259.9	100.0%	18.3%

     The following tables set forth the amount, percentage of total revenue and percentage increase of revenue by regional area:

	Years Ended December 31,
	2004		2003		Percentage
($ in millions)	Revenue	Percentage	Revenue	Percentage	Increase

United States	$172.7	56.2%	$155.0	59.6%	11.4%
Europe and other	100.6	32.7%	80.2	30.9%	25.4%
Asia Pacific	34.2	11.1%	24.7	9.5%	38.5%

Total	$307.5	100.0%	$259.9	100.0%	18.3%

     We believe the increase in our total revenue in 2004, as compared to 2003, was primarily attributable to several major factors:
•	We had observed that businesses are continuing the trend toward permitting remote access to internal resources and Web-enabling existing applications.

•	Our identity and access management solutions promote our product synergies and enabled us to generate additional revenue by selling additional products to existing customers.

•	An increasing number of small and mid-size businesses adopted our authentication products.

•	Some of our existing larger customers had expanded their deployments of our products.

•	Our sales to the financial services and technology vertical markets continued to provide increased revenue for us.
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
     We believe the increase in our Web access management revenue was due in part to an increase in the number of companies allowing access of their information and applications by internal and external users.
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
Gross Profit
     The following table compares our gross profit and gross margin for products and maintenance and professional services:

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
     The increase in gross margin for products for 2004 as compared to 2003 was primarily attributable to an increase in software revenue year over year, which typically has higher margin than other products combined with a decrease of $4.4 million in our warranty obligation expense in 2004 as compared to 2003. The warranty obligation expense decrease in 2004 is primarily attributable to shorter cycle time on the identification and resolution of manufacturing defects.
     The increase in gross profit from maintenance and professional services in 2004, as compared to 2003, was primarily attributable to increased maintenance revenue achieved on decreased customer support costs.
Research and Development
     The following table compares our research and development expenses for the years ended December 31, 2004 and 2003:

	December 31,
			%
($ in millions)	2004	2003	Change

Research and development	$61,887	$53,629	15.4%
Percentage of revenue	20.1%	20.6%
     Research and development expenses increased $8.3 million in 2004 as compared to 2003 primarily due to an increase in payroll and consulting expenses of approximately $7.1 million associated with our continued allocation of resources towards investing in our future product offerings and an increase in overhead expenses of approximately $1.1 million.
Marketing and Selling
     The following table compares our sales and marketing expenses for the years ended December 31, 2004 and 2003:

	December 31,
			%
($ in millions)	2004	2003	Change

Marketing and selling	$110,248	$94,298	16.9%
Percentage of revenue	35.9%	36.3%
     Marketing and selling expenses increased $16.0 million in 2004 as compared to 2003 primarily due to increased payroll costs due to an increase in the sales force of approximately $8.1 million. For 2004 as compared to 2003, approximately $3.5 million of the increase in marketing and selling expenses was from increased overhead; approximately $1.3 million of the increase was from increased spending on marketing programs; and approximately $3.1 million of the increase was from increased commission expense due to increased revenue.

     General and Administrative
     The following table compares our general and administrative expenses for the years ended December 31, 2004 and 2003:

	December 31,
			%
($ in millions)	2004	2003	Change
General and administrative	$32,638	$33,776	(3.4)%
Percentage of revenue	10.6%	13.0%
     Total general and administrative expenses decreased $1.1 million in 2004 as compared to 2003 primarily due to a $5.6 million decrease of legal fees. This decrease was partially offset by increased payroll and overhead costs of approximately $3.0 million associated with an increased workforce and increased bonus payouts, approximately $1.2 million of increased consulting fees, and a non recurring expense of $1.2 million for fees and losses on investment income related to our deferred compensation plan.
Restructurings
     The following table summarizes our restructuring activities:

	Facility Exit		Liquidation
	Costs & Related		of Sweden
	Asset	Severance	Development
($ in millions)	Impairments	Costs	Operations	Total

Balance at January 1, 2002	$9.8	$1.3	$—	$11.1

Restructuring charges - 2002	8.3	5.7	4.4	18.4
Revision of previously recorded restructuring charges – 2002	35.7	—	1.9	37.6
Payments – 2002	(5.8)	(5.6)	(5.7)	(17.1)
Write offs – 2002	(12.1)	—	—	(12.1)

Balance at December 31, 2002	35.9	1.4	0.6	37.9
Revision of previously recorded restructuring charges – 2003	0.8	(0.6)	(0.2)	—
Payments – 2003	(8.8)	(0.6)	(0.4)	(9.8)
Write offs – 2003	(0.2)	—	—	(0.2)

Balance at December 31, 2003	27.7	0.2	—	27.9

Revision of previously recorded restructuring charges – 2004	1.0	(0.2)	—	0.8
Payments – 2004	(9.0)	—	—	(9.0)
Write offs – 2004	—	—		—

Balance at December 31, 2004	$19.7	$—	$—	$19.7

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
     Also included in restructuring charges for 2002 are severance and other costs associated with the reduction of employee headcount of $5.7 million for 121 employees, of which 15 were employed in manufacturing, customer operations and technical services, 37 were employed in research and development, 48 were employed in sales and marketing, and 21 were employed in general and administrative functions.
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
     We continue to monitor and assess our facility obligations, real estate markets and our operating expenses. As a result of these ongoing assessments, during 2004 we recorded a net charge of $1.0 million related to revised estimates of facility exit costs. We revised this estimate of facility exit costs based upon the terms of finalized subleases and associated costs obtained during the second quarter of 2004. We also reduced our restructuring reserve by $0.2 million at December 31, 2004 when we determined our remaining severance costs were lower than originally estimated.
Interest Expense and Other
     Interest expense and other includes the following:

($ in millions)	Years Ended December 31,
	2004	2003

Interest expense on 7% convertible debentures	$(4.2)	$(5.7)
Non cash amortization of deferred financing costs	(1.3)	(1.6)
Non cash accretion of warrant value	(1.1)	(1.4)
Interest income net of expense and other	3.6	1.3
Unrealized loss from foreign currency translation	(0.3)	(0.6)

Total interest expense and other	$(3.3)	$(8.0)

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
Income from Investing Activities
     Income from investing activities in 2004 and 2003 related solely to changes in the fair value of Crosby Finance LLC.
Provision for Income Taxes
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
Liquidity and Capital Resources
     Summary of Sources and Uses of Cash
          The following table summarizes our sources and uses of cash over the periods indicated:

($ in millions)	Years Ended December 31,
	2005	2004
Net cash provided by operating activities	$56.1	$53.0
Net cash used for investing activities	(36.7)	(234.0)
Net cash (used for) provided by financing activities	(18.0)	42.5
Increase (decrease) in cash and cash equivalents	0.8	(139.1)
     Our primary sources of liquidity are our cash, cash equivalents and marketable securities resulting from our cash flow from operations. We had $69.1 million in cash and cash equivalents at December 31, 2005, consisting primarily of operating cash and cash equivalents. This represents an increase of $0.8 million in cash and cash equivalents from December 31, 2004. As of December 31, 2005, we had $118.7 million in marketable securities consisting primarily of auction rate securities, US Government and agency securities and corporate debt securities.
     Cash provided by operations of $56.1 million during the year ended December 31, 2005 consisted primarily of net income of $42.4 million, non-cash depreciation charges of $12.5 million and the tax benefits from exercise of stock options of $3.7 million. The increases in cash were partially offset by an increase in prepaid expenses and other assets.
     Any increase or decrease in our accounts receivable balance and accounts receivable days outstanding (calculated as net accounts receivable divided by revenue per day) may affect our cash flow from operations and liquidity. Our accounts receivable and accounts receivable days outstanding may increase due to changes in factors such as the amount of international sales and length of customer’s payment cycle. We also record deferred revenue billings as accounts receivable, and the timing of these billings affects the accounts receivable days outstanding. Historically, international and indirect customers pay at a slower rate than domestic and direct customers. An increase in revenue generated from international and indirect customers may increase our accounts receivable days outstanding and accounts receivable balance. If the economy deteriorates, we may observe an increase in the length of our customers’ payment cycle. To address increases in accounts receivable balance and to improve cash flow, we may from time to time take actions to encourage earlier payment of receivables. Discounts offered to customers to encourage payment are deducted from revenue. To the extent that our accounts receivable balance increases, we may incur increased bad debt expense and increased estimates for reserves against revenue and will be subject to greater general credit risks.
     Cash used for investing activities of $36.7 million during the year ended December 31, 2005 consisted primarily of $124.4 million, net of cash acquired, paid for the acquisition of Cyota, Inc. and $12.2 million of cash used to purchase property and equipment, which was partially offset by $102.3 million of net sales and maturities of marketable securities.
     Cash used for financing activities of $18.0 million during the year ended December 31, 2005 consisted primarily of $29.0 million of cash used to repurchase shares of our common stock, partially offset by $11.0 million of proceeds from employee exercises and purchases under our stock option and employee stock purchase plans.
     The following are our contractual commitments associated with our lease obligations, restructurings, purchase obligations and royalty commitments as of December 31, 2005:

		Payments Due by Period
		Less Than	1 - 3	3 – 5	More Than
($ in millions)	Total	1 Year	Years	Years	5 Years

Operating leases	$128.8	$14.7	$41.6	$61.6	$10.9
Restructurings	15.8	6.0	9.8	—	—
Purchase obligations	2.6	0.7	1.9	—	—
Royalty commitments	6.2	3.0	2.7	0.5	—

Total commitments	$153.4	$24.4	$56.0	$62.1	$10.9

     We have commitments for various operating leases worldwide that expire at various times through 2017 and that are shown above, net of existing sublease agreements, excluding facility exit costs included in restructuring charges. The lease commitments of $128.8 million shown also include lease commitments of $12.0 million related to certain exited facilities that have not been reserved for in restructuring charges, which represents our estimated sublease income from these facilities from the end of the period reserved to the end of the lease term. The restructuring commitments shown above are primarily for facility exit costs of up to 48 months of minimum lease payments due under certain excess facilities lease agreements, net of related sublease agreements. Our purchase obligations relate to inventory commitments. Our royalty commitments represent our minimum contractual royalty obligations for the use of licensed technology.
     We currently have no debt nor have we found it necessary, given our success in generating cash from operations and our significant liquidity, to obtain a credit facility.
     Our plans for future uses of cash may include additional acquisitions of other entities or technologies and additional purchases of property and equipment. We anticipate capital expenditures will be primarily for purchases of property and equipment and will aggregate approximately $14.0 million to $16.0 million for 2006.
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
Off Balance Sheet Arrangements
     In November 2000, we transferred approximately 2.6 million shares of VeriSign common stock, which were covered by three forward contracts (“Forwards”) and one variable delivery forward contract (“VDF”)DF, to Crosby Finance, LLC, of which we were, until December 2004, a 99% member. Crosby was a bankruptcy-remote qualified special purpose entity, established specifically to securitize the shares of VeriSign common stock. We accounted for the contribution and the transfer as a sale under SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, we did not consolidate Crosby for accounting purposes. Until December 2004, the counterparty to the VDF contract held the remaining 1% interest in Crosby. On December 30, 2004, we sold our 99% interest in Crosby Finance to Deutsche Bank AG for a purchase price of $.02 million. We had no off-balance sheet arrangements as of December 31, 2005.
Quarterly Financial Data (Unaudited)
(in thousands, except per share data)

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$75,618	$76,528	$76,237	$81,732
Gross profit	60,811	60,273	60,112	63,290
Income before provision for income taxes	9,259	10,856	11,781	13,479
Net income	7,222	8,468	15,063	11,682
Basic earnings per share	$0.10	$0.12	$0.21	$0.16
Diluted earnings per share	$0.10	$0.12	$0.21	$0.16

2004

Revenue	$71,968	$75,577	$76,731	$83,231
Gross profit	58,142	62,114	62,905	69,113
Income before provision for income taxes	8,069	9,971	11,056	14,555
Net income	6,455	7,976	8,741	11,810
Basic earnings per share	$0.11	$0.13	$0.14	$0.17
Diluted earnings per share	$0.10	$0.12	$0.13	$0.16

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
     Our marketable securities and cash equivalents are generally high credit quality instruments, primarily U.S. Treasury and government agency obligations, taxable municipal obligations and money market investments with the average maturity of the total investment portfolio being two years or less. For securities where the interest rate is adjusted periodically, the reset or auction date will be used to determine the maximum maturity date. Accordingly, we believe that our potential interest rate exposure in investments is not material.
     We also currently have no debt, and therefore, we have no direct exposure to movements in interest rates.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of RSA Security Inc. and Subsidiaries:
Bedford, Massachusetts
     We have audited the accompanying consolidated balance sheets of RSA Security Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of RSA Security Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated March 15, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 15, 2006

RSA SECURITY INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$69,050	$68,210
Marketable securities	118,702	221,509
Accounts receivable (less allowance for doubtful accounts of $1,600 in 2005 and $1,672 in 2004)	55,738	53,494
Inventory	4,813	3,465
Prepaid expenses and other assets	11,459	8,702
Refundable income taxes	—	3,146
Deferred taxes	2,752	2,459

Total current assets	262,514	360,985

Property and equipment, net	69,764	70,700

Other assets
Deferred taxes	8,108	8,222
Intangible and other assets, net	41,534	12,184
Goodwill	275,864	172,736

Total other assets	325,506	193,142

	$657,784	$624,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,706	$10,995
Accrued payroll and related benefits	15,679	18,964
Accrued expenses and other liabilities	22,827	18,952
Current portion of accrued restructurings	5,962	6,031
Income taxes accrued and payable	18,442	22,479
Deferred revenue	47,453	45,010

Total current liabilities	125,069	122,431

Accrued restructurings, long-term	9,793	13,682
Deferred revenue, long-term	7,429	6,125
Other	8,633	6,057

Total liabilities	150,924	148,295

Commitments and Contingencies (Note 14)

Stockholders’ equity
Common stock, $0.01 par value: authorized, 300,000,000 shares; issued 71,836,757 and 71,567,587 shares, outstanding 71,026,880 and 71,567,587 shares in 2005 and 2004, respectively	718	716
Additional paid-in capital	122,150	119,527
Retained earnings	395,777	353,343
Treasury stock, at cost: 809,877 and zero shares in 2005 and 2004, respectively	(10,107)	—
Accumulated other comprehensive income	(1,678)	2,946

Total stockholders’ equity	506,860	476,532

	$657,784	$624,827

See notes to consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003

Revenue
Products	$222,145	$232,497	$193,664
Maintenance and professional services	87,970	75,010	66,202

Total revenue	310,115	307,507	259,866

Cost of revenue
Products	39,016	31,423	32,329
Maintenance and professional services	25,389	23,302	20,877
Amortization of technology related intangible assets	1,224	508	7

Total cost of revenue	65,629	55,233	53,213

Gross profit	244,486	252,274	206,653

Costs and expenses
Research and development	62,523	61,887	53,629
Marketing and selling	112,113	110,248	94,298
General and administrative	32,380	32,638	33,776
Restructurings	2,051	782	—

Total	209,067	205,555	181,703

Income from operations	35,419	46,719	24,950

Interest income (expense), and other	9,955	(3,278)	(7,962)
Income from investing activities	—	210	1,568

Income before provision for income taxes	45,374	43,651	18,556

Provision for income taxes	2,940	8,669	3,720

Net income	$42,434	$34,982	$14,836

Basic earnings per share
Per share amount	$0.60	$0.54	$0.25

Weighted average shares for basic	71,052	64,309	58,758

Diluted earnings per share
Per share amount	$0.58	$0.51	$0.24

Weighted average shares for basic	71,052	64,309	58,758
Effect of dilutive equity instruments	2,022	4,329	3,546

Weighted average shares for diluted	73,074	68,638	62,304

See notes to consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands, except share data)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in-	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity
							(Loss)
Balance, January 30, 2003	62,144,158	$621	$100,824	$354,496	5,077,463	$(190,554)	$(1,953)	$263,434

Issuance of common stock from exercise of stock options and purchase plans, net of shares issued from treasury			(106,309)	(9,602)	(3,803,895)	136,702		20,791
Tax benefit on the exercise Of stock options			5,485					5,485
Comprehensive income:
Translation adjustments							4,229	4,229
Net income				14,836				14,836

Total comprehensive income								19,065

Balance, December 31, 2003	62,144,158	621	—	359,730	1,273,568	(53,852)	2,276	308,775
Issuance of common stock from exercise of stock options and purchase plans, net of shares issued from treasury	3,602,029	37	30,013	(41,369)	(1,323,568)	54,763		43,444
Issuance of common stock from debt conversion	5,820,297	58	79,942					80,000
Tax benefit on the exercise of stock options (net of valuation allowance of $5,125)			9,552					9,552
Stock compensation	1,103		20					20
Share repurchase program					50,000	(911)		(911)
Comprehensive income:
Translation adjustments							942	942
Unrealized loss on marketable securities, net of tax							(272)	(272)
Net income				34,982				34,982

Total comprehensive income								35,652

Balance, December 31, 2004	71,567,587	716	119,527	353,343	—	—	2,946	476,532
Issuance of common stock from exercise of stock options and purchase plans, net of shares issued from treasury	215,957	2	(7,891)		(1,344,852)	18,866		10,977
Tax benefit on the exercise Of stock options			3,723					3,723
Stock compensation	3,213		39					39
Deferred stock compensation			(4,138)					(4,138)
Share repurchase program					2,154,729	(28,973)		(28,973)
Restricted stock	50,000		607					607
Stock options assumed in Cyota acquisition			10,283					10,283
Comprehensive income:
Translation adjustments							(4,330)	(4,330)
Unrealized loss on marketable securities, net of tax							(294)	(294)
Net income				42,434				42,434

Total comprehensive income								37,810

Balance, December 31, 2005	71,836,757	$718	$122,150	$395,777	809,877	$(10,107)	$(1,678)	$506,860

See notes to consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2005	2004	2003

Cash flows from operating activities
Net income	$42,434	$34,982	$14,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,525	11,174	13,223
Tax benefit from exercise of stock options	3,723	9,552	5,485
Stock compensation	39	20	—
Amortization of convertible debentures deferred financing costs	—	1,271	1,605
Warrant accretion	—	1,123	1,400
Loss from investing activities	—	(390)	(1,542)
Investment valuation impairment	—	180	(26)
Deferred taxes	3,375	1,891	11,825
Increase (decrease) in cash from changes in, net of the effect of acquisitions:
Accounts receivable	335	(18,968)	2,082
Inventory	(1,348)	546	(1,676)
Prepaid expenses and other assets	(3,803)	(1,917)	(846)
Accounts payable	1,345	2,870	916
Accrued payroll and related benefits	(4,550)	2,358	4,201
Accrued expenses and other liabilities	3,369	(1,019)	1,945
Accrued restructurings	(3,958)	(8,191)	(9,781)
Refundable income taxes and income taxes accrued and payable	(656)	1,270	36,657
Deferred revenue	3,270	16,209	1,202

Cash flows from operating activities	56,100	52,961	81,506

Cash flows from investing activities
Purchases of marketable securities	(159,585)	(427,878)	—
Sales and maturities of marketable securities	261,940	205,950	—
Purchases of property and equipment	(12,150)	(11,088)	(4,247)
Investments	—	28	3,041
Acquisitions, net of cash acquired	(124,407)	—	3,370
Other	(2,530)	(1,001)	(1,377)

Cash flows from investing activities	(36,732)	(233,989)	787

Cash flows from financing activities
Proceeds from exercise of stock options and purchase plans	10,977	43,444	20,791
Share repurchase program	(28,973)	(911)	—

Cash flows from financing activities	(17,996)	42,533	20,791

Effect of exchange rate changes on cash and cash equivalents	(532)	(618)	1,209

Net increase (decrease) in cash and cash equivalents	840	(139,113)	104,293
Cash and cash equivalents, beginning of year	68,210	207,323	103,030

Cash and cash equivalents, end of year	$69,050	$68,210	$207,323

Other cash flow information:
Cash payments for interest expense	$—	$7,103	$5,724
Cash payments for income taxes	$4,866	$3,238	$1,749
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
See notes to consolidated financial statements

RSA SECURITY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share data)
1. Nature of Business and Summary of Significant Accounting Policies
     Nature of Business – RSA Security Inc. and its consolidated subsidiaries are an expert in protecting online identities and digital assets. The inventor of core security technologies for the Internet, the company leads the way in strong authentication and encryption, bringing trust to millions of user identities and the transactions that they perform. With nearly 20,000 customers worldwide, RSA Security has a 20-year track record of award-winning solutions.
     Principles of Consolidation — The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
     Reclassification — The long term portion of deferred revenue of $6.1 million has been reclassified in the 2004 financial statements to conform to the 2005 presentation. This reclassification had no impact on total assets, stockholders’ equity or the results of operations or cash flows.
     Use of Estimates — The preparation of our consolidated financial statements and notes are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances and we continually evaluate such estimates. Our actual results could differ from those estimates.
     Revenue Recognition — Revenue is recognized when earned. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. We recognize revenue from licensing other intellectual property when evidence of an arrangement exists, the fee is fixed or determinable and collection is considered probable. We reduce revenue for provisions of estimated returns. When arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, we recognize revenue for the delivered elements using the residual method. For arrangements containing multiple elements where vendor specific objective evidence of fair value does not exist for all undelivered elements, we defer revenue for the delivered and undelivered elements until vendor specific objective evidence of fair value exists or all elements have been delivered. We recognize revenue upon shipment of product to our stocking distributors, net of estimated returns. We defer maintenance services revenue, whether sold separately or as part of a multiple element arrangement, and recognize it ratably over the term of the maintenance contract, which is generally twelve months.
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
     For arrangements that contain an initial prepaid license fee with the payment of ongoing royalties, we recognize revenue on the initial prepaid license fee when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable. We recognize the ongoing royalties at the time a reliable estimate can be made of the actual usage that has occurred, provided that collection is probable. Annual license fees or one-time license fee arrangements typically contain non-refundable terms; therefore we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable.
     We recognize revenue allocated to professional service elements as the services are performed. When the customization is essential to the functionality of the licensed software, then both the software license and professional services revenue are recognized under the percentage of completion method. We recognize revenue and gross profit using labor hours as an input measure of progress to completion on these arrangements.
     Allowance for Sales Returns and Rebates – We record allowances for estimated sales returns and allowances in the same period as the related revenue is recorded. We base these estimates on historical sales returns, analysis of credit memo data, current economic trends, product line and customer industry and other known factors. Allowances for estimated rebates are recorded in the same period as the related revenue and are based upon historical rebates, analysis of sales data, current economic trends, and other known factors. Accrued sales returns are recorded net against accounts receivable and accrued rebates are included in accrued expenses and other liabilities in the consolidated balance sheets. The allowance for sales returns and rebates was as follows:

	Years Ended December 31,
	2005	2004	2003
Balance, beginning of period	$2,490	$3,123	$4,848
Provision for sales returns and rebates	6,604	4,913	3,727
Deductions	(6,568)	(5,546)	(5,452)

Balance, end of period	$2,526	$2,490	$3,123

     Allowance for Doubtful Accounts – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We analyze our accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Bad debt expense is included in marketing and selling expenses in the consolidated statements of operations.
     The following table presents changes in the allowance for doubtful accounts:

	Years Ended December 31,
	2005	2004	2003

Balance, beginning of period	$1,672	$1,849	$2,494
Provision for doubtful accounts	(70)	—	—
Write-offs and other	(2)	(177)	(645)

Balance, end of period	$1,600	$1,672	$1,849

     Allowance for Warranty Obligations – Our standard practice is to provide a warranty on all RSA SecurID® hardware authenticators for the customer selected programmed life of the authenticator (generally two to five years) and to replace any defective authenticators (other than authenticators damaged by a user’s abuse or alteration) free of charge. We sell our other products to customers with a limited warranty for product defects for a specified period, generally ninety days. We provide reserves for warranty obligations based on historical failure and defective return rates and include these costs as a component of product cost of revenue. Each quarter, we reevaluate our estimate of warranty and defective return obligations, including our assumptions about estimated failure and return rates.
     During 2002 and 2003, our quarterly analysis of historical failure and defective return rates indicated that certain authenticators produced between 2000 and 2002 were subject to higher defect and failure rates. Accordingly, we recorded significant warranty provisions in the year ended December 31, 2003, based upon our estimates of warranty and defective return obligations as a result of these trends. We continue to monitor warranty claims and reevaluate its estimate of warranty and defective return obligations in future periods, which may result in recording additional warranty expense.
     We monitor warranty claims and address product defects through our quality and design processes, which are managed by our product engineering, quality control and technical support organizations. During the last several years, we have increased resources and initiated new programs to build an expanded family of high performance authentication solutions. These programs have resulted in the redesign and re-engineering of authenticator products to improve performance and reliability by incorporating new microprocessors, electronics, firmware and batteries with longer lives, which has resulted in decreases in warranty claims in 2005 and 2004.

     Accrued warranty reserve is included in accrued expenses and other liabilities in the consolidated balance sheets. The following table presents changes in the warranty reserve:

	Years Ended December 31,
	2005	2004	2003

Balance, beginning of period	$1,899	$3,878	$1,566
Provision for warranty expense	259	209	4,614
Deductions	(855)	(2,188)	(2,302)

Balance, end of period	$1,303	$1,899	$3,878

     Cash Equivalents – We consider all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. We have $1,598 and $3,021 of restricted cash at December 31, 2005 and 2004, respectively, in intangible and other assets, net.
     Marketable Securities –All marketable securities are classified as “available for sale” and reported at market value. Unrealized gains and losses are included in accumulated other comprehensive income, net of tax effects. We determine realized gains or losses based on the specific identified cost of the securities. Any unrealized losses that are considered to be “other than temporary” are charged immediately to the income statement.
     Inventory — Inventory consists primarily of RSA SecurID authenticators and is stated at the lower of cost (first-in, first-out method) or market.
     We maintain an allowance for potentially obsolete inventory. The following table presents changes in our inventory allowance:

	Years Ended December 31,
	2005	2004	2003

Balance, beginning of period	$321	$455	$473
Provisions	159	(115)	132
Deductions	(203)	(19)	(150)

Balance, end of period	$277	$321	$455

     Property and Equipment — Property and equipment are stated at cost. Furniture and equipment are depreciated by the straight-line method over the estimated useful lives of the assets, generally two to ten years. Leasehold improvements are depreciated by the straight-line method over the lease term or estimated useful live of the related asset, whichever is shorter. Buildings are depreciated using the straight line method over fifty years, the estimated useful life. Property and equipment sold or retired is eliminated from the accounts in the year of disposition and the resulting gain or loss is reflected in earnings.
     Goodwill and Intangible Assets – Goodwill and other acquisition related identifiable assets are stated at fair value as of the date acquired in a business combination accounted for as a purchase. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down if impaired. We evaluate goodwill for impairment on November 30 of each year and at an interim date if events or circumstances occur that would more likely than not reduce the fair value of the goodwill below its carrying amount. We evaluate the carrying value of goodwill and other intangible assets against the estimated fair value of its assets and will record an impairment charge in the amount by which the carrying value of the assets exceed their estimated fair value. Estimated fair value is determined based on estimated discounted future cash flows or a market multiple valuation method. There were no impairments recorded in 2005 and 2004.
     SFAS No. 142 also requires purchased intangible assets other than goodwill to be amortized over their useful lives, unless their lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is calculated over the estimated useful lives of the intangible assets, generally two to ten years.

     The following table presents changes in goodwill for 2005 and 2004:

	2005	2004

Balance, beginning of period	$172,736	$189,260
Tax benefit from utilization of acquisition net operating losses, for which valuation allowances had been provided	(3,544)	(12,578)
Tax benefit of deductible acquisition costs	—	(3,946)
Reduction in valuation allowances resulting from business combination	(8,418)	—
Cyota acquisition	115,090	—

Balance, end of period	$275,864	$172,736

     We utilized approximately $10,124 and $35,937 of acquired net operating loss carryforwards in 2005 and 2004, respectively. The applicable $3,544 and $12,578 tax benefit reduced goodwill in 2005 and 2004. The tax benefit from any future utilization of the remaining acquired net operating loss carryforwards will also reduce the carrying value of goodwill and other intangible assets which arose from the acquisitions that we completed in 2001 and 2005.
     We had recorded a deferred tax liability for merger expenses of $3,946 at December 31, 2003, representing the tax benefit of an amount that was deducted for tax purposes in 2001 but was not deducted for financial statement purposes. The deferred tax liability was eliminated in 2004 and the applicable tax benefit reduced goodwill.
     We recorded $8,418 of deferred tax liabilities in connection with our acquisition of Cyota, Inc. in 2005. The deferred tax liabilities relate to identifiable intangibles that will be amortized for financial statements but not for tax. We determined that previously established deferred tax assets will be available to offset the reversal of these deferred tax liabilities in future years. As a result, we reduced our previously established valuation allowances by $8,418. The applicable tax benefit serves to reduce goodwill as the reduction to the valuation allowances was determined to be the result of the business combination.
     Impairment of Long-Lived Assets Other Than Goodwill and Intangible Assets – We test long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The recoverability of long-lived assets is assessed by comparing the undiscounted cash flows expected to be generated to the carrying value of the assets. If the sum of the undiscounted cash flows is less than the carrying value of the assets, we recognize an impairment charge. The amount of an impairment charge is determined by comparing the carrying amount of the long-lived asset to its fair value. Fair value is determined based on estimated discounted cash flows.
     Financial Instruments — The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.
     Research and Development — Research and development costs are expensed as incurred. Cost associated with software development are capitalized upon achievement of technological feasibility and amortized over the expected sales of the ultimate products. Technological feasibility generally occurs late in the development process and to date these costs have not been material.
     Advertising — Advertising costs are expensed as incurred and were approximately $1,359, $2,416 and $869 in 2005, 2004 and 2003, respectively.
     Income Taxes – Deferred income taxes are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities and for loss and credit carryforwards. Deferred tax assets and liabilities are measured using the statutory tax rates and laws expected to apply to taxable income in the years in which the temporary differences are expected to reverse. Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the timing of the temporary differences becoming deductible. Management considers, among other available information, scheduled reversals of deferred tax liabilities, projected future taxable income, and other matters in making this assessment.
     Other than a one-time repatriation in 2005 of $19,000 from our foreign subsidiaries, allowed by the American Jobs Creation Act of 2004 (the Act), we intend to continue to reinvest our foreign earnings indefinitely. The Act provided for a special one-time tax benefit to qualifying companies, provided that the funds repatriated were used for designated purposes in the United States. This special repatriation had the effect of increasing our 2005 income tax provision by approximately $1,000. We have no current intentions to repatriate any further amounts. Accordingly, no US income taxes have been provided for remaining unremitted earnings of foreign subsidiaries. At December 31, 2005, the remaining unremitted earnings of our foreign subsidiaries aggregated approximately $21,100.

     Foreign Currency – The financial statements of our subsidiary in Ireland are measured using the U.S. dollar as its functional currency. The financial statements of all other of our foreign branches and subsidiaries are measured using the local currencies as the functional currencies. Assets and liabilities are translated from their functional currencies to their U.S. dollar equivalents at balance sheet date exchange rates and revenue and expenses are translated from functional currencies to U.S. dollar equivalents at average exchange rates in effect during the year. Any gain or loss from these translations are included in accumulated other comprehensive income. Foreign currency transaction gains and losses and transaction gains or losses arising from Ireland are included in interest expense, income and other in the consolidated statements of operations. Included in interest expense, income and other in the consolidated statements of operations are foreign currency losses of $502, $303 and $632 in 2005, 2004 and 2003, respectively.
     Earnings Per Share — We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of shares outstanding plus the effect of potential outstanding shares, including options and warrants, using the “treasury stock” method.
     Common Stock Warrants – We record warrants to purchase shares of our common stock at fair value. We estimate the fair value of warrants using the Black-Scholes model at the time of issuance. We amortize the fair value of the warrants to expense over the expected life of the related 7% convertible debentures using the straight-line method, which was not materially different than the effective interest rate method.
     Treasury Stock – We record shares of our common stock that are repurchased in treasury stock as cost and include them as a component of stockholders’ equity. We relieve the costs associated with the reissuance of shares of common stock out of treasury using the first-in, first-out method.
     Concentration of Credit Risk — We had two significant customers who are distributors, whose aggregate balances accounted for approximately 14% and 19% of total accounts receivable as of December 31, 2005 and December 31, 2004, respectively.
     Stock-Based Compensation Plans – We account for stock-based compensation expense using the intrinsic value method. Under this intrinsic value method, compensation expense, if any, is recognized based on the difference between the fair value of the underlying stock and the price to exercise option at the measurement date. The measurement date is defined as that time when both the number of shares and the exercise price become known. The measurement date is generally the date the award is made.
     On December 1, 2005, our Board of Directors approved the acceleration of the vesting of unvested stock options granted under our stock compensation plans for non senior executives having an exercise price per share of $15.79 or greater. Stock option awards granted from 2001 through 2005 with respect to 1,463,322 shares of our common stock were subject to this acceleration, which was effective as of December 1, 2005. Since these options had exercise prices in excess of the current market values and were not fully achieving their original objectives of incentive compensation and employee retention, we expect the acceleration to have a positive effect on employee morale, retention and perception of option value. The acceleration also eliminated future compensation expense we would otherwise recognize in our Consolidated Statements of Operations.
     Had we recognized compensation costs for our stock option and purchase plans based on the fair value for awards under our stock compensation plans, pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

	Years Ended December 31,
	2005	2004	2003

Net income as reported	$42,434	$34,982	$14,836
Add: stock-based compensation expense included in reported net income, net of related tax effects	39	20	—
Less: stock based compensation expense determined under fair value method for all awards, net of related tax effects	(26,260)	(27,598)	(36,178)

Pro forma net income (loss)	$16,213	$7,404	$(21,342)

Net income (loss) per share:
Basic earnings per share – as reported	$0.60	$0.54	$0.25

Basic earnings (loss) per share – pro forma	$0.23	$0.12	$(0.36)

Diluted earnings per share – as reported	$0.58	$0.51	$0.24

Diluted earnings (loss) per share – pro forma	$0.23	$0.11	$(0.36)

     The fair values used to compute pro forma net income (loss) per share were estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2005	2004	2003

Stock Option Plans:
Risk-free interest rate	4.0%	3.0%	2.8%
Expected life of option grants (years)	3.5	4.2	4.3
Expected volatility of underlying stock	73.2%	84.0%	87.0%
Expected dividend payment rate	0.0%	0.0%	0.0%
Expected forfeiture rate	5.2%	7.5%	7.5%
Weighted average fair value of stock options granted	$6.25	$10.98	$6.57

Employee Stock Purchase Plan:
Risk-free interest rate	2.8%	1.0%	1.1%
Expected life of option grants (years)	0.50	0.50	0.50
Expected volatility of underlying stock	45.3%	40.0%	77.0%
Expected dividend payment rate	0.0%	0.0%	0.0%
Weighted average fair value of purchase rights granted	$4.21	$3.99	$2.68
     In light of new accounting guidance under SFAS 123R, we reevaluated our assumptions used in estimating the fair value of employee options granted. Based on this assessment, management determined that implied volatility is a better indicator of expected future volatility than historical volatility. Therefore, we used implied volatility figures for the purpose of calculating the fair value of options granted during the fourth quarter of 2005, which resulted in a reduction of the pro forma expense by an aggregate of approximately $2.0 million over the expected life for the options granted during the fourth quarter of 2005.
     Recent Accounting Pronouncements — On December 16, 2004, FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” titled “Share-Based Payment.” This revision requires that all share-based payments, including grants of employee stock options, are recognized in the consolidated statements of operations based upon their fair values. The adoption of SFAS 123R will have a material impact on our statements of operations. The revision is effective for public companies for fiscal periods beginning after June 15, 2005. We adopted SFAS 123R on January 1, 2006. Based on the current options outstanding, we expect our 2006 pretax expense for those options to be between $12,000 and $14,000. This amount may increase to the extent any options are granted in 2006.
     Under SFAS 123R, the pro forma disclosures previously permitted no longer will be an alternative to financial statement recognition. We will apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis over the requisite service period. We will apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock following adoption of SFAS 123R.
2. Acquisition
     On December 30, 2005, we completed our acquisition of Cyota, Inc. for total costs of $137,024. We deposited $13,600 of the cash consideration into an escrow fund to secure certain indemnification obligations of the former stockholders of Cyota and to satisfy certain obligations of the former stockholders of Cyota. On the 12-month anniversary of the closing, the balance of the escrow fund in excess of any amounts held for unresolved claims will be distributed to the former stockholders of Cyota. In addition, we have agreed to pay $5,500 for retention bonuses for the Cyota employees. These retention bonuses are being accrued over the required service period.
      Cyota delivers online security and anti-fraud solutions to thousands of financial institutions worldwide. The acquisition enabled us to introduce a risk-based layered authentication approach that will allow customers to choose from a range of authentication techniques – from life questions, watermarking and anomaly detection to digital certificates, tokens and smart cards – depending on the risks posed and desired convenience.
     We accounted for the Cyota acquisition as a purchase, and accordingly, included the assets purchased and liabilities assumed in the consolidated balance sheet at the purchase date based upon their estimated fair values. The results of operations of Cyota will be included in the consolidated financial statements beginning January 1, 2006.
     The preliminary purchase price is shown below (in thousands):

Cash paid for capital stock	$128,835
Fair value of outstanding stock options assumed	10,283
Direct acquisition costs	1,437
Intrinsic value of unvested options	(3,531)

Total purchase price	$137,024

     The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values, and deferred stock compensation was recorded based on intrinsic value The excess purchase price over those assigned values was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques. Goodwill recorded as a result of this acquisition is not deductible for tax purposes.
     The total preliminary purchase price has been allocated as follows (in thousands):

Cash and equivalents		$5,600
Restricted cash		291
Accounts receivable, net		2,928
Prepaid expenses and other current assets		1,012
Property and equipment		1,234
Other assets		459
Accounts payable		(1,229)
Other payable & accrued expenses		(2,877)
Deferred revenue		(522)
Deferred tax liabilities		(8,418)
Accrued severance liability		(594)
Amortizable intangible assets:
Existing technology	16,400
Customer relationships	6,860
Other	790

Total amortizable intangible assets		24,050
Goodwill		115,090

Total purchase price allocation		$137,024

     The purchase price and related allocation are preliminary and may be revised as a result of adjustments made to the purchase price, additional information regarding liabilities assumed, including contingent liabilities, and revisions of preliminary estimates of fair values made at the date of purchase, based upon final appraisals.
     Intangible assets include amounts recognized for the fair value of existing technology, customer relationships, trade name and trademarks, and non-competition/non-solicitation agreements. These intangible assets have an average useful life of approximately 7 years.
     The following pro forma financial information presents the combined results of operations of RSA Security and Cyota as if the acquisition had occurred as of the beginning of the periods presented below. Adjustments, which reflect the amortization of purchased intangible assets and deferred stock compensation, have been made to the combined results of operations for fiscal years 2005 and 2004. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of our future consolidated results of operations or financial condition.

	December 31,
	2005	2004

Revenue	$321,499	$314,255
Net income	$34,481	$29,709
Basic earnings per share	$0.49	$0.46
Diluted earnings per share	$0.47	$0.43
3. Investments and Financial Instruments
     Our marketable securities at December 31, 2005 were as follows:

		Net
		Unrealized	Recorded
	Cost Basis	Losses	Basis
Debt securities recorded at market, maturing
Within one year	$69,134	$(348)	$68,786
Between 1 and 15 years	50,439	(523)	49,916

Total marketable securities	$119,573	$(871)	$118,702

	Amortized	Accrued	Unrealized	Unrealized	Estimated
	Cost	Interest	Gains	Losses	Fair Value

US Government and agency securities	$63,775	$466	$—	$(503)	$63,738
Corporate debt securities	40,176	689	—	(368)	40,497
Auction rate securities	14,450	17	—	—	14,467

Total marketable securities	$118,401	$1,172	$—	$(871)	$118,702

     Our marketable securities at December 31, 2004 were as follows:

		Net
		Unrealized	Recorded
	Cost Basis	Losses	Basis
Debt securities recorded at market, maturing
Within one year	$70,111	$(133)	$69,978
Between 1 and 15 years	151,816	(285)	151,531

Total marketable securities	$221,927	$(418)	$221,509

	Amortized	Accrued	Unrealized	Unrealized	Estimated
	Cost	Interest	Gains	Losses	Fair Value

US Government and agency securities	$50,809	$440	$30	$(285)	$50,994
Corporate debt securities	27,780	147	—	(163)	27,764
Auction rate securities	142,550	201	—	—	142,751

Total marketable securities	$221,139	$788	$30	$(448)	$221,509

     We have determined that the gross unrealized losses on our investment securities at December 31, 2005 and 2004 are temporary in nature. We review our investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. All of our fixed income securities are rated investment grade or better. As of December 31, 2005 and 2004, the number of marketable securities held in gross unrealized loss positions were 72 and 48, respectively.

     Income from investing activities includes the following gains:

	Years Ended December 31,
	2005	2004	2003

Income on sale of investments	$—	$398	$1,542
(Decline) increase in fair value of Crosby Finance, LLC	—	(188)	26

Total income from investing activities	$—	$210	$1,568

     In 2003, we recognized $1,542 from the sale of our investments in privately held companies.
     In November 2000, we transferred 2,636,916 shares of VeriSign, Inc. (“VeriSign”) common stock, which was covered by three forward contracts (“Forwards”) and one variable delivery forward contract(“VDF”), to Crosby Finance, LLC(“Crosby), of which we were, until December 2004, a 99% member. Crosby was a bankruptcy-remote qualified special purpose entity, established specifically to securitize the shares of VeriSign common stock. We accounted for the contribution and the transfer as a sale under SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, we did not consolidate Crosby for accounting purposes. Until December 2004, the counterparty to the VDF contract held the remaining 1% interest in Crosby.
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
     The carrying amount of our 99% interest in Crosby was $208 at December 31, 2003 and on December 30, 2004, we sold our 99% interest to Deutsche Bank AG for $20.
4. Property and Equipment
     Property and equipment were as follows:

	December 31,
	2005	2004

Land	$6,809	$7,593
Building	19,960	22,257
Furniture and equipment	77,137	90,387
Construction in progress	5,683	3,357
Leasehold improvements	33,401	32,811

Total	142,990	156,405
Less: Accumulated depreciation and amortization	(73,226)	(85,705)

Property and equipment, net	$69,764	$70,700

During the fourth quarter of 2005, the Company performed a physical inventory of its property and equipment and wrote down approximately $20.9 million of fully-depreciated assets. There was no gain or loss associated with these write-offs.
5. Intangible Assets, Net
     Intangible assets other than goodwill consisted of the following:

	December 31,
	2005	2004

Licensed technologies	$26,117	$3,454
Customer relationships	6,860	—
Other	790	—
Accumulated amortization	(1,724)	(515)

Total intangible assets, net	$32,043	$2,939

     The estimated useful lives of our intangible assets are 2-10 years. The future estimated amortization expense of our intangible assets is as follows:

Year ending December 31, 2006	$5,162
Year ending December 31, 2007	6,310
Year ending December 31, 2008	5,852
Year ending December 31, 2009	4,892
Year ending December 31, 2010 and thereafter	9,827

Total	$32,043

6. Convertible Debentures
     During October and November 2001, we issued 7% convertible debentures with an aggregate principal amount of $80,000. The debentures were scheduled to mature on October 17, 2004, unless redeemed earlier by us or converted into shares of our common stock at the holder’s option.
     In June and October 2004, the holders of our 7% convertible debentures converted the full amount of the debentures in several tranches. These conversions resulted in the issuance of an aggregate of 5,820,297 shares of our common stock and the cancellation of all of our outstanding 7% convertible subordinated debentures. We made no principal payments in connection with any of the conversions.
7. Stockholders’ Equity
     Common Stock Warrants – In connection with the issuance of our 7% convertible debentures in October and November 2001, we issued warrants to the convertible debenture holders to purchase shares of our common stock. The holders may exercise the warrants for an aggregate of 873,045 shares of our common stock at an exercise price of $13.745 per share. The exercise price of the warrants may be adjusted under certain circumstances, such as events that would cause dilution of the holder’s interest. The warrants were immediately exercisable upon issuance and expire on October 17, 2006. We recorded the fair market value of the warrants as additional paid-in capital upon issuance. As of December 31, 2005, none of the warrants have been exercised.
     Stockholder Rights Plan – On July 20, 1999, our Board of Directors adopted a Stockholder Rights Plan, and a Rights Agreement to govern the Plan, under which common stock purchase rights (each, a “Right”) were distributed to our stockholders at the rate of one Right for each share of our common stock. Each Right entitles the stockholder that owns the Right to purchase one share of our common stock at a purchase price of $83.33 per share, subject to adjustment (the “Purchase Price”). Our stockholders may exercise the Rights (1) if another party acquires, or obtains the right to acquire, beneficial ownership of 15% or more of our common stock, or (2) upon the commencement of a tender or exchange offer that, if consummated, would result in another party acquiring 15% or more of our common stock. In the event of such an acquisition or similar event, each Right, other than those owned by the acquiring party, will enable the stockholder that owns the Right to purchase the number of shares of our common stock that equals the Purchase Price divided by one-half of the current market price (as defined in the Rights Agreement) of the common stock.
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
     Share Repurchase Program – We have maintained a common stock repurchase program since September 2004. Under the program, we are authorized to repurchase up to 8,700,000 shares of our common stock through June 30, 2006. We may make repurchases in the open market or through negotiated transactions from time to time depending on market conditions. We use repurchased shares for stock option and employee stock purchase plans, and for general corporate purposes. During 2005, we repurchased 2,154,729 shares for $28,973. Since the repurchase program was authorized, we have repurchased an aggregate of 2,204,729 shares for $29,884 as of December 31, 2005.

8. Stock Option and Purchase Plans
     Our 2005 Stock Incentive Plan (the “2005 Plan”) allows us to grant stock options, stock appreciation rights, restricted stock awards and other stock-based awards to our employees, officers, directors, consultants and advisors. Some of the stock options that we grant vest over time, generally four years, and some vest based on the achievement of performance metrics. Stock options generally expire seven years after the grant date. In 2005, the Compensation Committee of our Board of Directors granted 50,000 shares of restricted stock to one of the Company’s officers, which vest over three years. At December 31, 2005, there were 6,900,000 shares authorized and 5,333,537 shares available for grant under the 2005 Plan.
     Our 1994 Stock Option Plan, as amended — 1998 Restatement, as amended (the“1994 Plan”), allowed us to grant to our employees, officers, directors and consultants options to purchase common stock intended to qualify as incentive stock options, options that do not qualify as incentive stock options (non-statutory options), restricted stock awards and other stock-based awards. In 2004, the 1994 Plan expired in accordance with its terms, except with respect to awards already granted, and we no longer grant awards under this plan.
     Our Amended and Restated 1998 Non-Officer Employee Stock Incentive Plan, as amended (the“1998 Plan”), allows us to grant non-statutory stock options and stock appreciation rights awards to our employees, consultants and advisors, other than those who are also officers within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended. In general, stock options granted under the 1998 Plan become exercisable as to 25% of the shares subject to each option on the first anniversary of the grant date and in equal quarterly installments thereafter for three years. In general, no installment is exercisable after the fourth anniversary of the date on which such installment first becomes exercisable, and options generally expire eight years from the grant date. At December 31, 2005, there were 10,608,263 shares authorized and 1,444,930 shares available for grant under the 1998 Plan.
     A summary of stock option activity under all plans follows:

		Weighted Average
		Exercise
	Shares	Price Per Share

Outstanding at January 1, 2003	16,528,249	$12.48
Granted	4,955,700	9.96
Exercised	(3,033,433)	5.90
Canceled or expired	(1,557,309)	14.48

Outstanding at December 31, 2003	16,893,207	12.70
Granted	3,289,950	17.46
Exercised	(4,624,726)	8.62
Canceled or expired	(1,069,587)	17.29

Outstanding at December 31, 2004	14,488,844	$14.68
Granted	3,319,900	11.63
Options assumed through acquisition	951,506	0.51
Exercised	(1,242,272)	5.55
Canceled or expired	(2,770,429)	17.73

Outstanding at December 31, 2005	14,747,549	$13.27

Exercisable at December 31, 2003	8,450,301	$15.99

Exercisable at December 31, 2004	6,949,440	$17.44

Exercisable at December 31, 2005	9,628,563	$14.75

     The following table sets forth information regarding stock options outstanding at December 31, 2005 under all plans:

			Weighted Average		Weighted Average
		Weighted	Remaining	Number	Exercise Price for
Range of	Number of	Average	Contractual Life	Currently	Currently
Exercise Prices	Shares	Exercise Price	(Years)	Exercisable	Exercisable

$ 0.02 — 3.21	993,586	$0.57	6.8	682,590	$0.66
$ 3.22 — 6.41	2,811,660	$4.69	3.3	2,148,856	$4.73
$ 6.42 — 9.62	553,618	$8.39	4.8	488,054	$8.57
$ 9.63 — 12.03	1,992,058	$10.65	5.5	144,211	$10.66
$12.04 — 16.03	3,014,621	$12.91	4.9	1,111,025	$13.22
$16.04 — 19.24	2,799,853	$17.09	4.1	2,487,928	$16.95
$19.25 — 22.44	718,283	$20.49	2.1	702,029	$20.47
$22.45 — 28.86	1,592,445	$28.04	1.3	1,592,445	$28.04
$32.07 — 45.37	271,425	$36.23	1.3	271,425	$36.23

$0.02 — 45.37	14,747,549	$13.27	3.79	9,628,563	$14.75

     Until February 1, 2006, our 1994 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), provided for sales of common stock to participating employees at 85% of the closing price of our common stock on The NASDAQ National Market on either the first day or the last day of the offering period, whichever was lower. Effective February 1, 2006, our Board of Directors approved an amendment to the Purchase Plan that fixes the price at which our common stock may be sold to participating employees at 85% of the closing price of our common stock on The NASDAQ National Market on the last day of the offering period. At December 31, 2005, 4,100,000 shares were authorized under the Purchase Plan and 1,327,201 shares were available for purchase. The cumulative total shares purchased under the plan through 2005, 2004 and 2003 were 2,772,799, 2,453,888 and 2,153,016, respectively.
9. Earnings Per Share
     Equity instruments that were considered antidilutive and therefore were not included in the computation of diluted earnings per share include the following shares of our common stock:

	Years Ended December 31,
	2005	2004	2003

Employee stock options	5,486,631	3,787,724	8,497,066
Convertible debentures	0	4,316,090	5,820,298
Common stock warrants	873,045	0	873,045
10. Income Taxes
     Components of income before provision for income taxes are as follows:

	Years Ended December 31,
	2005	2004	2003

United States of America	$20,258	$20,087	$5,834
Foreign	25,116	23,564	12,722

Income before provision for income taxes	$45,374	$43,651	$18,556

     Other than a one-time repatriation in 2005 of $19,000 from our foreign subsidiaries, allowed by the American Jobs Creation Act of 2004 (the Act), we intend to continue to reinvest our foreign earnings indefinitely. The Act provided for a special one-time tax benefit to qualifying companies, provided that the funds repatriated were used for designated purposes in the United States. This special repatriation had the effect of increasing our 2005 income tax provision by approximately $1,000. We have no current intentions to repatriate any further amounts. Accordingly, no US income taxes have been provided for remaining unremitted earnings of foreign subsidiaries. At December 31, 2005, the remaining unremitted earnings of our foreign subsidiaries aggregated approximately $21,100.

     The provision for income taxes consisted of the following:

	Years Ended December 31,
	2005	2004	2003

Current:
Federal	$(4,133)	$3,037	$(9,335)
Foreign	3,698	3,264	1,230
State	—	477	—

Total	(435)	6,778	(8,105)

Deferred:
Federal	3,946	1,814	11,825
Foreign	(571)	77	—

Total	3,375	1,891	11,825

Total	$2,940	$8,669	$3,720

     The reconciliation between the statutory and effective income tax rates for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003

Statutory U.S. tax rate	35%	35.0%	35.0%
Foreign tax rate differentials	(12.6)	(11.3)	(16.2)
Increase in valuation allowance	—	13.0	—
Reduction of tax contingency reserve	(5.5)	(16.9)	—
Settlement of IRS audit (net)	(11.2)	—	—
Repatriation of foreign earnings under IRC Section 965	2.2	—	—
State income taxes	—	1.1	—
Other, net	(1.4)	(1.0)	1.2

Effective income tax rate	6.5%	19.9%	20.0%

     Significant components of our deferred tax assets and liabilities were as follows at:

	December 31,
	2005	2004

Deferred tax assets — current:
Revenue related items and other	$2,752	$2,459

Net deferred tax assets — current	$2,752	$2,459

Deferred tax assets (liabilities) — non current:
Net operating loss carryforwards	$22,770	$19,174
Acquired intangible assets	(10,386)	(1,878)
Investment valuation reserve	350	—
Compensation	896	700
Restructurings	7,350	9,711
Merger expenses	(326)	—
Other	5,784	2,280
Purchased research and development	158	1,900
Less: valuation allowance	(18,488)	(23,665)

Net deferred tax assets (liabilities) — non current	$8,108	$8,222

     We perform an annual assessment of the realization of our deferred tax assets considering all of the available evidence, both positive and negative. We then record a valuation allowance against the deferred tax assets which we believe, based on the weight of available evidence, will more than likely not be realized. In 2005, our valuation allowances were reduced by $5,177, which consisted of a net reduction of $900 attributable to net tax liabilities assumed in the Cyota acquisition, and a further reduction of $4,277 due to the realization of tax carryforwards for which valuation allowances had been provided. This $4,277 reduction was recorded as a reduction in goodwill of $3,544 and an increase in additional paid-in-capital of $734. In 2004, our valuation allowances were reduced by $1,765, which was attributable to (i) an increase of $10,813 recorded against deferred tax assets that we believe will more than likely not be realized, and (ii) a decrease of $12,578 which represents the tax benefit of the utilization of approximately $35,937 of acquisition net operating loss carryforwards in 2004. The $12,578 tax benefit reduced goodwill in 2004.
     Tax benefits arising from the exercise of stock options were $3,723, $9,552 and $5,485 in 2005, 2004 and 2003, respectively. These tax benefits are generally allocated directly to additional paid-in capital in stockholders’ equity when realized, although on adoption of SFAS 123R a portion of these benefits may be recorded as reductions in income tax expense prospectively. Cash payments for income taxes were approximately $4,866, $3,238 and $1,749 in 2005, 2004 and 2003, respectively.
     As of December 31, 2005, we have net operating loss carryforwards for federal tax purposes of approximately $65,056. These carryforwards will expire in calendar years 2020 through 2024. In addition, we have net loss carryforwards available for state filing purposes, however, these carryforwards have been fully reserved as the remaining carryforward periods are so short that we believe it is unlikely that they will be realized in cash before they expire. Of these federal carryforwards, approximately $48,075 was acquired through acquisitions consummated in 2001 and 2005. To the extent these losses are realized, the reversal of valuation allowances provided against these assets will be recorded as an adjustment to goodwill, which could result in a reduction of goodwill of up to $16,827. In addition, approximately $1,242 relate to deductions taken for tax purposes related to the exercise of stock options; to the extent these losses are realized, the reversal of valuation allowances provided against these asset will generally be recorded as increases in additional paid-in-capital, which could result in an increase in additional paid-in-capital of up to $435.
     We settled a United States Internal Revenue Service ( IRS) audit in 2005. The IRS audit related to tax years 1996 through 2002. We received tax refunds and associated interest of approximately $9,864 as a result of this settlement. Approximately $3,146 and $878 of the refund was recorded as an offset to previously established tax receivable and deferred tax asset balances respectively. Approximately $935 was recorded as interest income. The remaining $4,905 was recorded as a benefit to tax expense in 2005. We do not expect any additional refunds for the tax periods noted above.
     We are required to reserve for certain loss contingencies relating to, among other things, income taxes. We reserve for these items in accordance with SFAS No. 5, “Accounting for Contingencies”. In the ordinary course of global business there are many transactions and calculations where the ultimate tax outcome is uncertain. As a result we are, from time to time, subjected to various US, international and state tax audits. Accordingly, we reserve for potential tax liabilities due in these various jurisdictions. We review these tax reserves annually. In connection with our review of the tax reserves for 2005 and 2004, we determined that the amount of reserves required for tax exposures was less than the amount recorded in the financial statements. As a result, we reduced the tax reserves by $2,500 in 2005 and $7,000 in 2004. These reductions in tax reserve was recorded as a benefit to income tax expense.
11. Restructurings
     The following table summarizes our restructuring activities:

	Facility Exit Costs &		Liquidation of
	Related Asset	Severance	Sweden Development
	Impairments	Costs	Operations	Total

Balance at January 1, 2003	$35,911	$1,397	$618	$37,926
Revision of previously recorded restructuring charges — 2003	774	(566)	(208)	—
Payments — 2003	(8,789)	(581)	(410)	(9,780)
Write offs — 2003	(242)	—	—	(242)

Balance at December 31, 2003	27,654	250	—	27,904
Revision of previously recorded restructuring charges — 2004	1,032	(250)	—	782
Payments — 2004	(8,973)	—	—	(8,973)

Balance at December 31, 2004	19,713	—	—	19,713
Restructuring charges — 2005	—	2,051	—	2,051
Payments — 2005	(5,109)	(900)		(6,009)

Balance at December 31, 2005	$14,604	$1,151	$—	$15,755

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
     During 2004 we recorded a net charge of $1,032 related to revised estimates of facility exit costs. We revised this estimate of facility exit costs based upon the terms of finalized subleases and associated costs obtained during the second quarter of 2004. We also reduced our restructuring reserve by $250 at December 31, 2004 when we determined our remaining severance costs were lower than originally estimated.
     On December 1, 2005, our management committed to a plan to restructure the company’s engineering resources into four core locations around the world. Under the plan, which we expect to bring greater cost efficiencies to the engineering group and closer coordination to engineering projects, approximately 120 positions will be relocated. All engineering personnel currently based in our offices in Vancouver, B.C, San Mateo, California and New York City will be relocated to Bedford, Massachusetts or to expanded operations in India and Brisbane, Australia. These transitions will be conducted in phases, with an expected completion date of December 2006. The program is projected to result in total charges in the range of $10,000 to $14,000  primarily related to facility closings and headcount reductions associated with relocating engineering resources. In the fourth quarter of 2005, we recorded a charge of $2,051 related to engineering, sales and other headcount reductions in connection with this plan.
     We expect to pay the remaining restructuring costs accrued at December 31, 2005 as follows:

Year ending December 31, 2006	$5,962
Year ending December 31, 2007	4,283
Year ending December 31, 2008	3,352
Year ending December 31, 2009	2,158

Total	$15,755

12. Segment Information
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
     Our operations are conducted throughout the world. Operations in the United States represent more than 55% of total revenue for the year ended December 31, 2005. Our operations in other countries have been grouped by regional area below. The following tables present information about e-Security Solutions revenue:

	Years Ended December 31,
Product and service groups	2005	2004	2003

Enterprise solutions	$282,651	$279,226	$235,739
Developer solutions	27,464	28,281	24,127

	$310,115	$307,507	$259,866

	Years Ended December 31,
Geographic areas	2005	2004	2003

United States of America	$170,172	$172,699	$155,021
Europe and other	103,649	100,644	80,163
Asia Pacific	36,294	34,164	24,682

	$310,115	$307,507	$259,866

     Except for Tech Data Corporation, one of our distributors, no single customer accounted for more than 10% of our total revenue for the years ended 2005 and 2004. Revenue from Tech Data Corporation accounted for 9% and 11% of our total revenue for the years ended December 31, 2005 and 2004, respectively. During 2003, Tech Data Corporation merged with Azlan Group Plc (also a distributor). Had this merger been completed as of January 1, 2003, revenue from the combined entity, on a pro forma basis, would have accounted for 10% of our total revenue for the year ended December 31, 2003.
     The tables below present information about our long lived assets by regional area:

	At December 31, 2005
	Total	United States	Europe	Asia Pacific

Property and equipment, net	$69,764	$40,127	$27,958	$1,679
Goodwill	275,864	275,864	—	—
Other assets	41,534	40,444	68	1,022

	At December 31, 2004
	Total	United States	Europe	Asia Pacific

Property and equipment, net	$70,700	$36,706	$31,498	$2,496
Goodwill	172,736	172,736	—	—
Other assets	12,184	10,965	54	1,165

	At December 31, 2003
	Total	United States	Europe	Asia Pacific

Property and equipment, net	$68,149	$35,104	$29,852	$3,193
Goodwill	189,260	189,260	—	—
Other assets	6,879	5,278	67	1,534
13. Retirement and Savings Plan
     We have a 401(k) retirement and savings plan that allows each participant to defer up to 20% of the participant’s annual earnings subject to an annual statutory maximum amount. We may make, at our discretion, matching and profit-sharing contributions to the plan. Generally, matching and profit-sharing contributions that we make vest annually over four years. Matching contributions are paid in cash and totaled $1,844, $1,602 and $1,412 in 2005, 2004, and 2003, respectively. No profit sharing contributions were made for 2005, 2004 and 2003.
     We also have a non-qualified deferred compensation program that permits key employees to annually elect to defer, for their personal income tax purposes, a portion of their compensation for not less than three years or until their retirement, termination, death or disability. To assist in the financing of the funding of the deferred compensation program, we invest the compensation that is withheld and deferred in Company-owned life insurance policies. Amounts withheld and deferred for key employees under our deferred compensation program were $562, $1,085 and $545 in 2005, 2004 and 2003, respectively, and are included in operating expenses. A non recurring expense of $1,190 for fees and losses on investment income related to our deferred compensation plan was included in our general and administrative expenses in 2004.
     On July 19, 2005, we entered into a letter agreement with a member of the Board of Directors of RSA Security (who is also our former Chairman, Chief Executive Officer and President) that upon his retirement on June 30, 2005 we will provide medical and dental benefits to him and his wife for the duration of their lives. As of December 31, 2005 we have accrued $249 for these post retirement benefits.
14. Commitments
     We lease office facilities and equipment under non-cancelable operating leases expiring through 2017. Future minimum rental payments net of existing sublease agreements and excluding facility exit costs included in restructuring charges are as follows:

		Facility Exit Costs
		included in
	Gross Lease	Restructuring	Net Lease
Years Ending December 31,	Commitments	Accruals	Commitments

2006	$20,660	$5,961	$14,699
2007	19,855	4,284	15,571
2008	17,962	3,352	14,610
2009	13,546	2,158	11,388
2010 and thereafter	72,483	—	72,483

Total	$144,506	$15,755	$128,751

     Net rent expense was approximately $11,355, $11,488 and $11,624 in 2005, 2004 and 2003, respectively. Rent collected from existing subleases and not included in restructuring charges was $256, $120 and $9 in 2005, 2004 and 2003, respectively.
     We have purchase obligations that relate to inventory commitments. Our royalty commitments represent our minimum contractual royalty obligations for the use of licensed technology. Future payments are as follows:

	Years Ending December 31,
	2006	2007	2008	2009	Thereafter	Total

Purchase obligations	$650	$1,950	$—	$—	$—	$2,600
Royalty commitments	2,952	1,042	846	909	477	6,226

Total	$3,602	$2,992	$846	$909	$477	$8,826

     Total royalty expense under all agreements was $4,734, $6,756 and $5,375 in 2005, 2004 and 2003, respectively.
15. Litigation
     On or about April 11, 2005, Prism Technologies LLC filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., Netegrity, Inc., Computer Associates International, Inc. and Johnson & Johnson – Case Number 05-214. In its complaint, Prism Technologies alleges that some of our products, including our RSA ClearTrust product, and certain products of each of the other defendants infringe a patent that Prism Technologies owns, and Prism Technologies seeks unspecified damages as well as a permanent injunction enjoining the defendants from infringing its patent. The parties are now conducting discovery. We believe Prism Technologies’ claims are without merit. We cannot predict the outcome of this matter, but we believe that the disposition of the matter will not have a material adverse effect on our continuing operations and consolidated financial position.
     From time to time, we have been named as a defendant in other legal actions arising from our normal business activities, which we believe will not have a material adverse effect on us or our business.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, who is also our acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2005. Based on this evaluation, our CEO concluded that, as of December 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to RSA Security, including its consolidated subsidiaries, is made known to our CEO and CFO by others within RSA Security, particularly during the period in which this Report was being prepared, and (2) effective, in that they provide reasonable assurance that information that we are required to disclose in the reports we file under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     Management’s Report on Internal Control Over Financial Reporting Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included in this Annual Report on Form 10-K.
      Because we acquired Cyota on December 30, 2005, we have not yet fully integrated Cyota into our internal control over financial reporting, and therefore excluded Cyota from our December 31, 2005 evaluation of internal control. Cyota will be included in our December 31, 2006 evaluation of internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of RSA Security Inc. and Subsidiaries
Bedford, Massachusetts
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that RSA Security Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Cyota Inc., which was acquired on December 30, 2005, and whose financial statements constitute 2% of total consolidated assets as of December 31, 2005, exclusive of goodwill and intangible assets subject to the Company’s systems of internal control over financial reporting. Accordingly, our audit did not include the internal control over financial reporting at Cyota Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report, dated March 15, 2006, expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche llp
Boston, Massachusetts
March 15, 2006
     Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act) occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF RSA SECURITY
     The information required by this item is contained in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 25, 2006 (our “2006 Proxy Statement”) under the captions “Our Board of Directors,” “Our Executive Officers,” “Committees of our Board of Directors — Audit Committee, Compensation Committee and Governance and Nominating Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” This information is incorporated by reference into this Report.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this item is contained in our 2006 Proxy Statement under the captions “Compensation of our Directors and Executive Officers” and “Comparative Stock Performance” and is incorporated by reference into this Report.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDER MATTERS
     The information required by this item is contained in our 2006 Proxy Statement under the captions “Securities Authorized for Issuance under our Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference into this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this item is contained in our 2006 Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated by reference into this Report.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this item is contained in our 2006 Proxy Statement under the caption “Proposal 2 — Ratification of the Appointment of Auditors” and is incorporated by reference into this Report.
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
          Notes to Consolidated Financial Statements
     2. Financial Statement Schedule. No financial statement schedules are provided as all required information is included in the consolidated financial statements.
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
Date: March 13, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of RSA Security Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arthur W. Coviello, Jr. Arthur W. Coviello, Jr.	Chief Executive Officer, President, acting Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 13, 2006

/s/ John M. Parsons John M. Parsons	Vice President, Finance and Accounting (Principal Accounting Officer)	March 13, 2006

/s/ James K. Sims James K. Sims	Chairman of the Board of Directors	March 13, 2006

/s/ Robert P. Badavas Robert P. Badavas	Director	March 13, 2006

/s/ Richard A. DeMillo Richard A. DeMillo	Director	March 13, 2006

Richard L. Earnest	Director

/s/ Gloria C. Larson Gloria C. Larson	Director	March 13, 2006

/s/ Joseph B. Lassiter, III Joseph B. Lassiter, III	Director	March 13, 2006

/s/ Charles R. Stuckey, Jr. Charles R. Stuckey, Jr.	Director	March 13, 2006

/s/ Orson G. Swindle, III Orson G. Swindle, III	Director	March 13, 2006

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated December 2, 2005, among RSA Security Inc., Cyota, Inc., Powder Acquisition Corporation and Andrew Zalasin in his capacity as the Cyota stockholders’ representative is incorporated herein by reference to Exhibit 2.1 to Amendment No. 1 to RSA Security’s Current Report on Form 8-K/A filed with the SEC on December 7, 2005.

3.1	Our Third Restated Certificate of Incorporation, as amended, is incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (SEC file no. 000-25120).

3.2	Our Amended and Restated By-Laws, as amended, is incorporated herein by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (SEC file no. 33-85606) (the “Form S-1”).

4.1	Specimen Certificate for shares of our common stock, $.01 par value per share, is incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K dated September 10, 1999 (SEC file no. 000-25120).

4.2	Rights Agreement, dated as of July 20, 1999, between RSA Security and State Street Bank and Trust Company, which includes as Exhibit A the Form of Rights Certificate and as Exhibit B the Summary of Rights to Purchase Common Stock, is incorporated herein by reference to Exhibit 1 to our Registration Statement on Form 8-A (SEC file no. 000-25120) filed on July 23, 1999.

4.3	Amendment to Rights Agreement, dated as of November 2, 2001, among RSA Security, State Street Bank and Trust Company and EquiServe Trust Company, N.A. is incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 2, 2001.

4.4	Amendment No. 2 to Rights Agreement, dated as of March 19,2002, between RSA Security and EquiServe Trust Company, N.A. is incorporated herein by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 2, 2001.

4.5	Form of Warrant to Purchase Common Stock is incorporated herein by reference to Exhibit 99.4 to our Current Report on Form 8-K dated November 5, 2001.

*10.1	2005 Stock Incentive Plan is incorporated herein by reference to Appendix B to our Definitive Schedule 14A filed with the SEC on April 15, 2005 (SEC file no. 000-25120).

*10.2	Form of Non-Statutory Stock Option Agreement under our 2005 Stock Incentive Plan.

*10.3	Form of Restricted Stock Agreement under our 2005 Stock Incentive Plan.

*10.4	Amended and Restated 1998 Non-Officer Employee Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

*10.5	1994 Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Exhibit 10 to our Current Report on Form 8-K dated January 16, 2006.

*10.6	1994 Stock Option Plan, as amended — 1998 Restatement, as amended, is incorporated herein by reference to Appendix A to our Preliminary Schedule 14A filed March 5, 1999. (SEC file no. 000-25120)

*10.7	1994 Director Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

*10.8	2000 Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (SEC file no. 000-25120).

*10.9	First Amendment to our 2000 Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2002.

*10.10	Second Amendment to our 2000 Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

*10.11	Third Amendment to our 2000 Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 28, 2004.

*10.12	Fourth Amendment to our 2000 Deferred Compensation Plan.

*10.13	RSA Security Inc. Grantor Trust Agreement, dated March 13, 2000, between RSA Security and Wachovia Bank, N.A. is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (SEC file no. 000-25120).

*10.14	Employment Agreement, dated as of April 1, 2000, between RSA Security and Arthur W. Coviello, Jr. is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (SEC file no. 000-25120).

*10.15	Third Amended and Restated Employment Agreement, dated as of December 27, 2001, between RSA Security and Charles R. Stuckey, Jr. is incorporated herein by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2001.

*10.16	Letter agreement, dated July 19, 2005, between RSA Security Inc. and Charles R. Stuckey, Jr. is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 19, 2005.

*10.17	A summary of our 2006 Executive Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 14, 2006.

†10.18	Progress Software Application Partner Agreement, dated December 5, 1994, as amended, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.17 to the Form S-1.

†10.19	Second Amendment to Progress Software Application Partner Agreement, dated as of November 29, 1995, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (SEC file no. 000-25120).

†10.20	Third Amendment to Progress Software Application Partner Agreement, dated as of November 15, 1996, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (SEC file no. 000-25120).

†10.21	Fourth Amendment to Progress Software Application Partner Agreement, dated as of April 1, 1998, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (SEC file no. 000-25120).

†10.22	Fifth Amendment to Progress Software Application Partner Agreement, dated as of February 18, 1999, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 1999. (SEC file no. 000-25120).

†10.23	Sixth Amendment to Progress Software Application Partner Agreement, dated as of October 26, 1999, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 1999 (SEC file no. 000-25120).

†10.24	Seventh Amendment to Progress Software Application Partner Agreement, dated as of November 28, 2001, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2001.

†10.25	Eighth Amendment to Progress Software Application Partner Agreement, dated as of November 27, 2002, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2002.

†10.26	Ninth Amendment to Progress Software Application Partner Agreement, dated as of December 2, 2003, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2003.

†10.27	Tenth Amendment to Progress Software Application Partner Agreement, dated as of November 30, 2004, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2004.

†10.28	Eleventh Amendment to Progress Software Application Partner Agreement, dated as of June 1, 2005, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

#10.29	Amendment One, dated January 20, 2006, to Manufacturing Agreement between RSA Security and Flextronics International Marketing (L) Ltd.

10.30	Lease, dated as of November 16, 2000, between RSA Security and Bedford Woods Limited Partnership I is incorporated herein by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2000 (SEC file no. 000-25120).

10.31	Lease, dated as of November 17, 2000, between RSA Security and Bedford Woods Limited Partnership I is incorporated herein by reference to Exhibit 10.32 to our Annual Report on Form 10-K for the year ended December 31, 2000 (SEC file no. 000-25120).

10.32	Indenture of Lease, dated as of March 11, 1996, between RSA Security and Beacon Properties, L.P. is incorporated herein by reference to Exhibit 10.17 to our Registration Statement on Form S-4 (File No. 333-7265).

10.33	Rider to Indenture of Lease, dated as of March 11, 1996 between RSA Security and Beacon Properties, L.P. is incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC file no. 000-25120).

10.34	First Amendment to Lease, dated as of May 10, 1997, between RSA Security and Beacon Properties, L.P. is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (SEC file no. 000-25120).

10.35	Second Amendment to Lease, dated as of April 8, 1998, between RSA Security and EOP — Crosby Corporate Center, L.L.C. is incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC file no. 000-25120).

10.36	Third Amendment to Lease, dated as of May 9, 2000, between RSA Security and EOP — Crosby Corporate Center, L.L.C. is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (SEC file no. 000-25120).

10.37	Agreement of Sublease, dated as of December 10, 2003, between RSA Security and 170 Systems, Inc. is incorporated herein by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2003.

10.38	Agreement of Sublease, dated as of May 4, 2004, between RSA Security and Empirix Inc. is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.39	Agreement of Sublease, dated as of March 31, 2004 between RSA Security and iPhrase Technologies, Inc. is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

21.1	Subsidiaries of RSA Security.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of our CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of our CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of our CEO and CFO pursuant to 18 U.S.C. §1350.

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment previously granted by the Securities and Exchange Commission as to certain portions.

#	Confidential treatment requested as to certain portions.