Form 10-K/A
period 2005-12-31
RSA SECURITY INC/DE/
filed 2006-04-06
CIK 932064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A
Amendment No. 1

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
RSA Security, RSA, Keon, ClearTrust, SecurID, BSAFE, ACE/Server, Confidence Inspired, The Most Trusted Name in e-Security, RSA Secured, FraudAction, eStamp and SecureSuite are either registered trademarks or trademarks of RSA Security Inc. in the United States and/or other countries. All other trademarks or trade names referred to in this Report are the property of their respective owners.

Amendment No. 1 to the Annual Report on Form 10-K
for the year ended December 31, 2005
EXPLANATORY NOTE
We are filing this amendment on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2005 (originally filed with the Securities and Exchange Commission on March 16, 2006) for the purpose of correcting several typographical errors in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. Specifically, the tables in Item 7 summarizing our expenses for Research and Development, Marketing and Selling and General and Administrative contained numbers stated in thousands of dollars, even though the legends above the tables indicated that the numbers were stated in millions of dollars.
We have also amended the Exhibit Index referred to in Part IV, Item 15(c) to include additional certifications required under the Securities Exchange Act of 1934.
We are not restating any of our previously reported financial statements in this amendment, nor does this amendment change any of our disclosures except as noted above.
This amendment continues to speak as of the filing date of our original Form 10-K for the year ended December 31, 2005. We have not updated or amended the disclosures contained in this amendment to reflect events that have occurred since the filing of the original Form 10-K, nor have we modified or updated these disclosures in any way other than to correct the typographical errors described above. Accordingly, this amendment should be read in conjunction with our filings made with the SEC after March 16, 2006, the filing date of the original Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX
EX-31.3 Section 302 Certification of CEO
EX-31.4 Section 906 Certification of CFO

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
     In December 2005, we acquired Cyota, Inc., a privately-held company headquartered in New York City that delivers online security and anti-fraud solutions to thousands of financial institutions worldwide. With the purchase of Cyota, we have introduced a risk-based layered authentication approach that will allow customers to choose from a range of authentication techniques — from life questions, watermarking and anomaly detection to digital certificates, tokens and smart cards — depending on the risks posed and desired convenience. Additionally, we believe that the acquisition will enable us to establish our company as a strategic hub for the consumer marketplace, providing the ability to authenticate and protect all aspects of online banking and e-commerce: end-users, merchants and transactions.
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
     Allowance for Sales Returns — We record allowances for estimated sales returns and allowances in the same period as the related revenue is recorded. We base these estimates on historical sales returns, analysis of credit memo data, current economic trends, product line and customer industry data and other known factors. Our historical experience with sales returns varies by product line depending on the customer, industry and market. We must make judgments and estimates in connection with establishing the allowances for estimated sales returns in any reporting period. The amount and timing of our revenue and our cash flows for any reporting period may materially differ if actual sales returns and allowances differ from our estimates.
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
     Restructurings — We periodically review our cost structure in terms of geographic footprint, product mix and human capital to ensure that we are in the best position to meet the demands of our shareholders, customers and other stakeholders. Our management may propose restructuring plans from time to time to more appropriately align our operations with external needs. A restructuring plan must be approved by our Board of Directors and our Chief Executive Officer or his designate.
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
     Recent Accounting Pronouncements — On December 16, 2004, the Financial Accounting Standards Board issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” titled “Share-Based Payment.” This revision requires that all share-based payments, including grants of employee stock options, are recognized in the consolidated statements of operations based upon their fair values. The adoption of SFAS 123R will have a material impact on our statements of operations. The revision is effective for public companies for fiscal periods beginning after June 15, 2005. We adopted SFAS 123R on January 1, 2006. Based on the current options outstanding, we expect our 2006 pretax expense for those options to be between $12.0 million and $14.0 million. This amount may increase to the extent any options are granted in 2006.
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

Revenue
     The following tables set forth the amount, percentage of total revenue and percentage increase (decrease) of our revenue by product group, product type and product line:

	Years Ended December 31,				Percentage
	2005		2004		Increase
($ in millions)	Revenue	Percentage	Revenue	Percentage	(Decrease)

Product group:
Enterprise solutions	$282.6	91.1%	$279.2	90.8%	1.2%
Developer solutions	27.5	8.9%	28.3	9.2%	(2.9)%

Total	$310.1	100.0%	$307.5	100.0%	0.9%

Product type:
Authenticators	$148.3	47.8%	$151.2	49.2%	(1.9)%
Software products	73.8	23.8%	81.3	26.4%	(9.2)%
Maintenance and professional services	88.0	28.4%	75.0	24.4%	17.3%

Total	$310.1	100.0%	$307.5	100.0%	0.9%

Product line:
Authentication products	$257.2	82.9%	$257.6	83.8%	(0.2)%
Encryption products	27.4	8.9%	28.0	9.1%	(2.0)%
Web access management products	25.5	8.2%	21.9	7.1%	16.2%

Total	$310.1	100.0%	$307.5	100.0%	0.9%

     Our revenue is broken out into three geographic regions consisting of the United States, Europe and other, and Asia Pacific. The following table sets forth the amount of revenue, percentage of total revenue and percentage increase (decrease) of revenue by region for the years ended December 31, 2005 and 2004:

	Years Ended December 31,				Percentage
	2005		2004		Increase
($ in millions)	Revenue	Percentage	Revenue	Percentage	(Decrease)

United States	$170.2	54.9%	$172.7	56.2%	(1.5)%
Europe and other	103.6	33.4%	100.6	32.7%	3.0%
Asia Pacific	36.3	11.7%	34.2	11.1%	6.2%

Total	$310.1	100.0%	$307.5	100.0%	0.9%

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
Research and Development
     The following table compares our research and development expenses for the years ended December 31, 2005 and 2004:

	December 31,
($ in millions)	2005	2004	% Change

Research and development	$62.5	$61.9	1.0%
Percentage of revenue	20.2%	20.1%
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
Marketing and Selling
     The following table compares our sales and marketing expenses for the years ended December 31, 2005 and 2004:

	December 31,
($ in millions)	2005	2004	% Change
Marketing and selling	$112.1	$110.2	1.7%
Percentage of revenue	36.2%	35.9%
     Marketing and selling expenses increased $1.9 million in 2005 as compared to 2004 primarily due to an increase of approximately $1.4 million in payroll costs due to an increase in our consumer sales force and an increase of $1.3 million in consulting expenses. This increase in 2005 as compared to 2004 was partially offset by a decrease of $1.6 million in spending on marketing programs.
General and Administrative
     The following table compares our general and administrative expenses for the years ended December 31, 2005 and 2004:

	December 31,
			%
($ in millions)	2005	2004	Change

General and administrative	$32.4	$32.6	(0.8)%
Percentage of revenue	10.4%	10.6%

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
Restructurings
     The following table summarizes our restructuring activities:

	Facility Exit		Liquidation
	Costs & Related		of Sweden
	Asset	Severance	Development
($ in millions)	Impairments	Costs	Operations	Total

Balance at January 1, 2003	$35.9	$1.4	$0.6	$37.9
Revision of previously recorded restructuring charges — 2003	0.8	(0.6)	(0.2)	—
Payments — 2003	(8.8)	(0.6)	(0.4)	(9.8)
Write offs — 2003	(0.2)	—	—	(0.2)

Balance at December 31, 2003	27.7	0.2	—	27.9

Revision of previously recorded restructuring charges — 2004	1.0	(0.2)	—	0.8
Payments — 2004	(9.0)	—	—	(9.0)

Balance at December 31, 2004	19.7	—	—	19.7

Restructuring charges — 2005	—	2.1	—	2.1
Payments — 2005	(5.1)	(0.9)	—	(6.0)

Balance at December 31, 2005	$14.6	$1.2	$—	$15.8

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
     We expect to pay the remaining restructuring costs accrued at December 31, 2005 as follows:

Year ending December 31, 2006	$ 5.9 million
Year ending December 31, 2007	4.3 million
Year ending December 31, 2008	3.4 million
Year ending December 31, 2009	2.2 million

Total	$ 15.8 million

Interest Income (Expense) and Other, Net
     Interest income (expense) and other, net includes the following:

	Years Ended December 31,
($ in millions)	2005	2004

Interest expense on 7% convertible debentures	$—	$(4.2)
Non cash amortization of deferred financing costs	—	(1.3)
Non cash accretion of warrant value	—	(1.1)
Interest income and other, net	2.2	0.4
Investment income	7.2	3.2
Unrealized gain (loss) from foreign currency translation	0.5	(0.3)

Total interest income (expense) and other, net	$9.9	$(3.3)

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
Research and Development
     The following table compares our research and development expenses for the years ended December 31, 2004 and 2003:

	December 31,
			%
($ in millions)	2004	2003	Change
Research and development	$61.9	$53.6	15.4%
Percentage of revenue	20.1%	20.6%
     Research and development expenses increased $8.3 million in 2004 as compared to 2003 primarily due to an increase in payroll and consulting expenses of approximately $7.1 million associated with our continued allocation of resources towards investing in our future product offerings and an increase in overhead expenses of approximately $1.1 million.
Marketing and Selling
     The following table compares our sales and marketing expenses for the years ended December 31, 2004 and 2003:

	December 31,
			%
($ in millions)	2004	2003	Change
Marketing and selling	$110.2	$94.3	16.9%
Percentage of revenue	35.9%	36.3%
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

General and Administrative
     The following table compares our general and administrative expenses for the years ended December 31, 2004 and 2003:

	December 31,
			%
($ in millions)	2004	2003	Change
General and administrative	$32.6	$33.8	(3.4)%
Percentage of revenue	10.6%	13.0%
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
Restructurings
     The following table summarizes our restructuring activities:

	Facility Exit		Liquidation
	Costs & Related		of Sweden
	Asset	Severance	Development
($ in millions)	Impairments	Costs	Operations	Total

Balance at January 1, 2002	$9.8	$1.3	$—	$11.1

Restructuring charges — 2002	8.3	5.7	4.4	18.4
Revision of previously recorded restructuring charges — 2002	35.7	—	1.9	37.6
Payments — 2002	(5.8)	(5.6)	(5.7)	(17.1)
Write offs — 2002	(12.1)	—	—	(12.1)

Balance at December 31, 2002	35.9	1.4	0.6	37.9
Revision of previously recorded restructuring charges — 2003	0.8	(0.6)	(0.2)	—
Payments — 2003	(8.8)	(0.6)	(0.4)	(9.8)
Write offs — 2003	(0.2)	—	—	(0.2)

Balance at December 31, 2003	27.7	0.2	—	27.9

Revision of previously recorded restructuring charges — 2004	1.0	(0.2)	—	0.8
Payments — 2004	(9.0)	—	—	(9.0)
Write offs — 2004	—	—		—

Balance at December 31, 2004	$19.7	$—	$—	$19.7

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
Interest Expense and Other
     Interest expense and other includes the following:

	Years Ended December 31,
($ in millions)	2004	2003

Interest expense on 7% convertible debentures	$(4.2)	$(5.7)
Non cash amortization of deferred financing costs	(1.3)	(1.6)
Non cash accretion of warrant value	(1.1)	(1.4)
Interest income net of expense and other	3.6	1.3
Unrealized loss from foreign currency translation	(0.3)	(0.6)

Total interest expense and other	$(3.3)	$(8.0)

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
Liquidity and Capital Resources
   Summary of Sources and Uses of Cash
     The following table summarizes our sources and uses of cash over the periods indicated:

	Years Ended December 31,
($ in millions)	2005	2004
Net cash provided by operating activities	$56.1	$53.0
Net cash used for investing activities	(36.7)	(234.0)
Net cash (used for) provided by financing activities	(18.0)	42.5
Increase (decrease) in cash and cash equivalents	0.8	(139.1)
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

     The following are our contractual commitments associated with our lease obligations, restructurings, purchase obligations and royalty commitments as of December 31, 2005:

		Payments Due by Period
		Less Than	1 - 3	3 - 5	More Than
($ in millions)	Total	1 Year	Years	Years	5 Years

Operating leases	$128.8	$14.7	$41.6	$61.6	$10.9
Restructurings	15.8	6.0	9.8	—	—
Purchase obligations	2.6	0.7	1.9	—	—
Royalty commitments	6.2	3.0	2.7	0.5	—

Total commitments	$153.4	$24.4	$56.0	$62.1	$10.9

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     Documents filed as a part of this Report:
     1. Financial Statements. On March 16, 2006, we filed with the Securities and Exchange Commission our Consolidated Financial Statements as part of our original Annual Report on Form 10-K. The Consolidated Financial Statements include:
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, RSA Security Inc. has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

RSA Security Inc.

By:	/s/ Arthur W. Coviello, Jr.

Arthur W. Coviello, Jr.
Chief Executive Officer and President
Date: April 5, 2006

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated December 2, 2005, among RSA Security Inc., Cyota, Inc., Powder Acquisition Corporation and Andrew Zalasin in his capacity as the Cyota stockholders’ representative is incorporated herein by reference to Exhibit 2.1 to Amendment No. 1 to RSA Security’s Current Report on Form 8-K/A filed with the SEC on December 7, 2005.

3.1	Our Third Restated Certificate of Incorporation, as amended, is incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (SEC file no. 000-25120).

3.2	Our Amended and Restated By-Laws, as amended, is incorporated herein by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (SEC file no. 33-85606) (the “Form S-1”).

4.1	Specimen Certificate for shares of our common stock, $.01 par value per share, is incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K dated September 10, 1999 (SEC file no. 000-25120).

4.2	Rights Agreement, dated as of July 20, 1999, between RSA Security and State Street Bank and Trust Company, which includes as Exhibit A the Form of Rights Certificate and as Exhibit B the Summary of Rights to Purchase Common Stock, is incorporated herein by reference to Exhibit 1 to our Registration Statement on Form 8-A (SEC file no. 000-25120) filed on July 23, 1999.

4.3	Amendment to Rights Agreement, dated as of November 2, 2001, among RSA Security, State Street Bank and Trust Company and EquiServe Trust Company, N.A. is incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 2, 2001.

4.4	Amendment No. 2 to Rights Agreement, dated as of March 19,2002, between RSA Security and EquiServe Trust Company, N.A. is incorporated herein by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 2, 2001.

4.5	Form of Warrant to Purchase Common Stock is incorporated herein by reference to Exhibit 99.4 to our Current Report on Form 8-K dated November 5, 2001.

*10.1	2005 Stock Incentive Plan is incorporated herein by reference to Appendix B to our Definitive Schedule 14A filed with the SEC on April 15, 2005 (SEC file no. 000-25120).

*10.2	Form of Non-Statutory Stock Option Agreement under our 2005 Stock Incentive Plan was previously filed with our Annual Report on Form 10-K for the year ended December 31, 2005.

*10.3	Form of Restricted Stock Agreement under our 2005 Stock Incentive Plan was previously filed with our Annual Report on Form 10-K for the year ended December 31, 2005.

*10.4	Amended and Restated 1998 Non-Officer Employee Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

*10.5	1994 Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Exhibit 10 to our Current Report on Form 8-K dated January 16, 2006.

*10.6	1994 Stock Option Plan, as amended — 1998 Restatement, as amended, is incorporated herein by reference to Appendix A to our Preliminary Schedule 14A filed March 5, 1999. (SEC file no. 000-25120)

*10.7	1994 Director Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

*10.8	2000 Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (SEC file no. 000-25120).

*10.9	First Amendment to our 2000 Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2002.

*10.10	Second Amendment to our 2000 Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

*10.11	Third Amendment to our 2000 Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 28, 2004.

*10.12	Fourth Amendment to our 2000 Deferred Compensation Plan was previously filed with our Annual Report on Form 10-K for the year ended December 31, 2005.

*10.13	RSA Security Inc. Grantor Trust Agreement, dated March 13, 2000, between RSA Security and Wachovia Bank, N.A. is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (SEC file no. 000-25120).

*10.14	Employment Agreement, dated as of April 1, 2000, between RSA Security and Arthur W. Coviello, Jr. is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (SEC file no. 000-25120).

*10.15	Third Amended and Restated Employment Agreement, dated as of December 27, 2001, between RSA Security and Charles R. Stuckey, Jr. is incorporated herein by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2001.

*10.16	Letter agreement, dated July 19, 2005, between RSA Security Inc. and Charles R. Stuckey, Jr. is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 19, 2005.

*10.17	A summary of our 2006 Executive Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 14, 2006.

†10.18	Progress Software Application Partner Agreement, dated December 5, 1994, as amended, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.17 to the Form S-1.

†10.19	Second Amendment to Progress Software Application Partner Agreement, dated as of November 29, 1995, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (SEC file no. 000-25120).

†10.20	Third Amendment to Progress Software Application Partner Agreement, dated as of November 15, 1996, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (SEC file no. 000-25120).

†10.21	Fourth Amendment to Progress Software Application Partner Agreement, dated as of April 1, 1998, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (SEC file no. 000-25120).

†10.22	Fifth Amendment to Progress Software Application Partner Agreement, dated as of February 18, 1999, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 1999. (SEC file no. 000-25120).

†10.23	Sixth Amendment to Progress Software Application Partner Agreement, dated as of October 26, 1999, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 1999 (SEC file no. 000-25120).

†10.24	Seventh Amendment to Progress Software Application Partner Agreement, dated as of November 28, 2001, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2001.

†10.25	Eighth Amendment to Progress Software Application Partner Agreement, dated as of November 27, 2002, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2002.

†10.26	Ninth Amendment to Progress Software Application Partner Agreement, dated as of December 2, 2003, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2003.

†10.27	Tenth Amendment to Progress Software Application Partner Agreement, dated as of November 30, 2004, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2004.

†10.28	Eleventh Amendment to Progress Software Application Partner Agreement, dated as of June 1, 2005, between RSA Security and Progress Software Corporation is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

#10.29	Amendment One, dated January 20, 2006, to Manufacturing Agreement between RSA Security and Flextronics International Marketing (L) Ltd. was previously filed with our Annual Report on Form 10-K for the year ended December 31, 2005.

10.30	Lease, dated as of November 16, 2000, between RSA Security and Bedford Woods Limited Partnership I is incorporated herein by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2000 (SEC file no. 000-25120).

10.31	Lease, dated as of November 17, 2000, between RSA Security and Bedford Woods Limited Partnership I is incorporated herein by reference to Exhibit 10.32 to our Annual Report on Form 10-K for the year ended December 31, 2000 (SEC file no. 000-25120).

10.32	Indenture of Lease, dated as of March 11, 1996, between RSA Security and Beacon Properties, L.P. is incorporated herein by reference to Exhibit 10.17 to our Registration Statement on Form S-4 (File No. 333-7265).

10.33	Rider to Indenture of Lease, dated as of March 11, 1996 between RSA Security and Beacon Properties, L.P. is incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC file no. 000-25120).

10.34	First Amendment to Lease, dated as of May 10, 1997, between RSA Security and Beacon Properties, L.P. is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (SEC file no. 000-25120).

10.35	Second Amendment to Lease, dated as of April 8, 1998, between RSA Security and EOP — Crosby Corporate Center, L.L.C. is incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC file no. 000-25120).

10.36	Third Amendment to Lease, dated as of May 9, 2000, between RSA Security and EOP — Crosby Corporate Center, L.L.C. is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (SEC file no. 000-25120).

10.37	Agreement of Sublease, dated as of December 10, 2003, between RSA Security and 170 Systems, Inc. is incorporated herein by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2003.

10.38	Agreement of Sublease, dated as of May 4, 2004, between RSA Security and Empirix Inc. is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.39	Agreement of Sublease, dated as of March 31, 2004 between RSA Security and iPhrase Technologies, Inc. is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

21.1	Subsidiaries of RSA Security was previously filed with our Annual Report on Form 10-K for the year ended December 31, 2005.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, was previously filed with our Annual Report on Form 10-K for the year ended December 31, 2005.

31.1	Certification of our CEO, dated March 13, 2006, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, was previously filed with our Annual Report on Form 10-K for the year ended December 31, 2005.

31.2	Certification of our CFO, dated March 13, 2006, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, was previously filed with our Annual Report on Form 10-K for the year ended December 31, 2005.

31.3	Certification of our CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.4	Certification of our CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.2	Certifications of our CEO and CFO pursuant to 18 U.S.C. §1350 were previously filed with our Annual Report on Form 10-K for the year ended December 31, 2005 and are incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment previously granted by the Securities and Exchange Commission as to certain portions.

#	Confidential treatment requested as to certain portions.