Form 10-Q
period 2006-03-31
RSA SECURITY INC/DE/
filed 2006-05-10
CIK 932064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
☑ Large accelerated filer       ☐ Accelerated filer       ☐ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of April 28, 2006, there were outstanding 75,481,070 shares of the Registrant’s Common Stock, $0.01 par value per share.

RSA SECURITY INC.
FORM 10-Q
For the Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$57,226	$69,050
Marketable securities	150,996	118,702
Accounts receivable (less allowance for doubtful accounts of $1,565 in 2006 and $1,600 in 2005)	49,556	55,738
Inventory	6,143	4,813
Prepaid expenses and other assets	13,411	14,211

Total current assets	277,332	262,514

Property and equipment, net	71,064	69,764

Other assets
Deferred taxes	8,108	8,108
Intangible and other assets	40,327	41,534
Goodwill	274,456	275,864

Total other assets	322,891	325,506

Total assets	$671,287	$657,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other liabilities	$50,474	$53,212
Current portion of accrued restructurings	7,178	5,962
Income taxes accrued and payable	15,503	18,442
Deferred revenue	47,391	47,453

Total current liabilities	120,546	125,069

Accrued restructurings, long-term	8,765	9,793
Deferred revenue, long-term	8,649	7,429
Other	6,079	8,633

Total liabilities	144,039	150,924

Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; authorized, 300,000,000 shares; issued, 72,732,368 and 71,836,757 shares in 2006 and 2005, respectively; outstanding, 72,732,368 and 71,026,880 shares in 2006 and 2005, respectively	727	718
Additional paid-in capital	126,655	122,150
Retained earnings	401,107	395,777
Treasury stock, at cost; zero shares in 2006 and 809,877 shares in 2005	—	(10,107)
Accumulated other comprehensive income (loss)	(1,241)	(1,678)

Total stockholders’ equity	527,248	506,860

Total liabilities and stockholders’ equity	$671,287	$657,784

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
Revenue
Products	$61,508	$54,634
Maintenance, professional and managed services	25,999	20,984

Total revenue	87,507	75,618

Cost of revenue
Products	12,744	8,532
Maintenance, professional and managed services	7,369	6,092
Amortization of technology related intangible assets	1,020	183

Total cost of revenue	21,133	14,807

Gross profit	66,374	60,811

Costs and expenses
Research and development	17,268	15,954
Marketing and selling	29,303	29,142
General and administrative	11,519	8,347
Amortization of intangible assets	254	—
Restructurings	2,624	—

Total	60,968	53,443

Income from operations	5,406	7,368

Interest income and other	1,460	1,891

Income before provision for income taxes	6,866	9,259

Provision for income taxes	1,536	2,037

Net income	$5,330	$7,222

Basic earnings per share
Per share amount	$0.07	$0.10

Weighted average shares	71,829	71,462

Diluted earnings per share
Per share amount	$0.07	$0.10

Weighted average shares	71,829	71,462
Effect of dilutive equity instruments	1,838	2,973

Adjusted weighted average shares	73,667	74,435

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities
Net income	$5,330	$7,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,072	2,895
Excess tax benefit from exercise of stock options	—	819
Stock-based compensation	2,784	—
Deferred taxes	(504)	—
Increase (decrease) in cash from changes in:
Accounts receivable	6,131	7,333
Inventory	(1,337)	(98)
Prepaid expenses and other assets	(709)	727
Accounts payable, accrued expenses and other liabilities	(2,378)	(9,571)
Accrued restructurings	188	(1,305)
Refundable income taxes and income taxes accrued and payable	(2,948)	(781)
Deferred revenue	1,195	(2,397)

Net cash provided by operating activities	11,824	4,844

Cash flows from investing activities
Purchases of marketable securities	(66,903)	(64,325)
Sales and maturities of marketable securities	34,674	57,234
Purchases of property and equipment	(3,904)	(2,209)
Other	(983)	(636)

Net cash used for investing activities	(37,116)	(9,936)

Cash flows from financing activities
Proceeds from exercise of stock options and purchase plans	10,224	3,620
Share repurchase	(1,216)	(12,441)
Excess tax benefit from exercise of stock options	4,447	—

Net cash provided by (used for) financing activities	13,455	(8,821)

Effect of exchange rate changes on cash and cash equivalents	13	(134)

Net decrease in cash and cash equivalents	(11,824)	(14,047)
Cash and cash equivalents, beginning of period	69,050	68,210

Cash and cash equivalents, end of period	$57,226	$54,163

Cash flow information:
Cash payments for income taxes	$974	$1,822
See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of RSA Security Inc. and its wholly- owned subsidiaries and have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K, as amended by Amendment No.1 on Form 10-K/A, filed for the year ended December 31, 2005.
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
Principles of Consolidation – The unaudited condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.
Reclassification — The amortization of technology related intangible assets has been reclassified in the 2005 financial statements to conform to the 2006 presentation.
Use of Estimates – The preparation of our unaudited condensed consolidated financial statements is in conformity with accounting principles generally accepted in the United States of America, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates.
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
     Some of our solutions are available as a centrally hosted service. In most cases, these arrangements include initial set-up fees coupled with a continuing payment stream. We defer revenue from up-front fees billed during the setup phase and recognize this revenue on a straight line basis over the service term of the contract. The continuing payment stream may be fixed, variable based on contract defined activity, or a combination of fixed and variable amounts. Generally, we recognize these fees monthly in arrears.
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
Allowance for Sales Returns and Rebates – We record allowances for estimated sales returns and allowances on products and maintenance and professional service revenue in the same period as the related revenue is recorded. We base these estimates on historical sales returns, analysis of credit memo data, current economic trends, product line and customer industry and other known factors. Allowances for estimated rebates are recorded in the same period as the related revenue. We base these estimates on historical rebates, analysis of sales data, current economic trends, and other known factors. The allowance for sales returns and rebates was as follows:

	Three Months Ended
	March 31,
	2006	2005
Balance, beginning of period	$2,526	$2,490
Provision for sales returns and rebates	1,812	1,640
Deductions	(1,772)	(1,851)

Balance, end of period	$2,566	$2,279

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

	Three Months Ended
	March 31,
	2006	2005
Balance, beginning of period	$1,600	$1,672
Write-offs	(41)	(25)
Recoveries of accounts previously written off	6	82

Balance, end of period	$1,565	$1,729

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

     Accrued warranty reserve is included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The following table presents changes in the warranty reserve:

	Three Months Ended
	March 31,
	2006	2005
Balance, beginning of period	$1,303	$1,899
Provision for warranty expense	36	94
Deductions	(140)	(371)

Balance, end of period	$1,199	$1,622

Income Taxes – We provide for income taxes for interim periods based on the estimated effective tax rate for the full year. We record cumulative adjustments to tax provisions in the interim period in which a change in the estimated annual effective rate is determined. The effective tax rate calculation does not include the effect of discrete events that may occur during the year. The effect of these events, if any, is reflected in the tax provision for the quarter in which the event occurs and is not considered in the calculation of our annual effective tax rate.
Earnings Per Share – We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the effect of potential outstanding shares, including options and warrants, using the “treasury stock” method.
     Equity instruments that were considered antidilutive and therefore were not included in the computation of diluted earnings per share include the following shares of our common stock:

	Three Months Ended
	March 31,
	2006	2005
Employee stock options	8,353,133	4,676,625
Stock-Based Compensation – Effective January 1, 2006 we account for stock-based compensation expense in accordance with the Financial Accounting Standards Board No. 123(R), “Share-Based Payment” (SFAS 123R). Prior to that date, we accounted for stock-based compensation using the intrinsic value method. Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. We estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. Many of these assumptions are highly subjective and require the exercise of management judgment. Our management must also apply judgment in developing an estimate of awards that may be forfeited. If our actual experience differs significantly from our estimates and we choose to employ different assumptions in the future, the stock-based compensation expense that we record in future periods may differ materially from that recorded in the current period.
Share Repurchase Authorization – We have had a common stock repurchase program in place since September 2004, under which our Board of Directors has authorized us to repurchase up to 8,700,000 shares of our common stock through June 30, 2008. We may make repurchases in the open market or through negotiated transactions from time to time depending on market conditions. During the three months ended March 31, 2006, we repurchased 82,300 shares for $1,216. As part of the total program, we have repurchased an aggregate of 2,287,029 shares for $30,189 as of March 31, 2006.

2. Stock-based Compensation
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and its related implementation guidance. SFAS 123R requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. We adopted SFAS 123R on January 1, 2006 using the modified prospective transition method.
     Prior to adopting SFAS 123R, we accounted for stock-based compensation under APB 25, as permitted by SFAS 123. No stock-based compensation cost was recognized in the Statement of Operations for the three months ended March 31, 2005, as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. We have applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. Under the modified prospective method, compensation cost recognized in the periods after adoption includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, less estimated forfeitures, and (b) compensation cost for all share-based payments granted and vested subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.
     Prior to the adoption of SFAS 123R, we presented all tax benefits related to stock compensation as cash flows from operating activities in the Statement of Cash Flows. SFAS 123R requires the cash flows resulting from these excess tax benefits to be classified as cash flows from financing activities. In the three months ended March 31, 2006, the excess tax benefit from the exercise of stock options was $4,447 and was classified as cash flows from financing activities.
     Had we used the fair value method prescribed by SFAS 123R to measure compensation related to stock options and awards to employees in prior periods, pro forma net income and pro forma earnings per share would have been as follows:

Three Months
Ended
March 31, 2005
Net income as reported	$7,222
Add: stock based compensation expense included in reported net income, net of tax	—
Less: stock based compensation expense determined under fair value method for all awards, net of related tax effects	(4,385)

Pro forma net income	$2,837

Net income per share:
Basic earnings per share — as reported	$0.10

Basic earnings per share — pro forma	$0.04

Diluted earnings per share — as reported	$0.10

Diluted earnings per share — pro forma	$0.04

     Total stock-based compensation expense recorded for the three months ended March 31, 2006 was $2,784 of which $373 was included in research and development expenses, $800 was included in marketing and selling expenses, $1,337 was included in general and administrative expenses and $274 was included in cost of revenue. The total income tax benefit recognized in the Statement of Operations for the three months ended March 31, 2006 for share-based payments was $554.
     Our 2005 Stock Incentive Plan (the “2005 Plan”) allows us to grant stock options, stock appreciation rights, restricted stock awards and other stock-based awards to our employees, officers, directors, consultants and advisors. Some of the stock options that we grant vest over time, generally four years, and some vest based on the achievement of performance metrics. Stock options generally expire seven years after the grant date. In 2005, the Compensation Committee of our Board of Directors granted 50,000 shares of restricted stock to one of the Company’s officers, which vest over three years. At March 31, 2006, there were 6,900,000 shares authorized and 5,262,537 shares available for grant under the 2005 Plan.
     Our Amended and Restated 1998 Non-Officer Employee Stock Incentive Plan, as amended (the “1998 Plan”), allows us to grant non-statutory stock options and stock appreciation rights awards to our employees, consultants and advisors, other than those who are also officers within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended. In general, stock options granted under the 1998 Plan become exercisable as to 25% of the shares subject to each option on the first anniversary of the grant date and in equal quarterly installments thereafter for three years. In general, no installment is exercisable after the fourth anniversary of the date on which such installment first becomes exercisable, and options generally expire eight years from the grant date. At March 31, 2006, there were 10,608,263 shares authorized and 2,112,464 shares available for grant under the 1998 Plan.

     During the three months ended March 31, 2006, we issued under the 2005 Plan performance stock options to purchase a total of 100,000 shares of our common stock. During the fourth quarter of 2005, we issued under the 2005 Plan performance stock options to purchase 250,000 shares of our common stock. These performance stock options vest over three years upon the achievement of specified performance metrics. No shares were vested as of March 31, 2006.
     A summary of stock option activity under all plans is as follows:

		Weighted
		Average Exercise
		Price Per
	Number of Shares	Share
Options outstanding, January 1, 2006	14,747,549	$13.27
Granted	110,000	14.39
Exercised	(1,595,143)	5.24
Canceled	(859,513)	22.34

Options outstanding, March 31, 2006	12,402,893	$13.72

Options exercisable, March 31, 2006	7,835,245	$15.50

     The weighted average remaining contractual term for options outstanding at March 31, 2006 was 4.1 years. The weighted average remaining contractual term for options exercisable at March 31, 2006 was 3.6 years.
     A summary of the status of our restricted stock awards as of March 31, 2006 is as follows:

		Weighted
		Average Price
	Number of Shares	Per Share
Restricted stock awards nonvested, January 1, 2006	50,000	$12.15
Granted	—	—
Vested	—	—
Forfeited	—	—

Restricted stock awards nonvested, March 31, 2006	50,000	$12.15

     We estimate the fair value of each option award issued under our stock option plans on the date of grant using a Black-Scholes based option-pricing model that uses the assumptions noted in the following table. Expected volatilities are based on implied volatility of our common stock. We base the expected term of the options on our historical option exercise data taking into consideration the exercise patterns of the option holder during the option’s life. We base the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of the grant for a term equivalent to the expected life of the options. We value restricted stock at market value on the date of grant.

\

	Three Months Ended
	March 31,
	2006	2005
Stock Option Plan:
Expected volatility	58.1%	84.9%
Risk-free interest rate	4.5%	3.6%
Expected life in years	3.8	4.0
Expected dividend yield	0.0%	0.0%

Stock Purchase Plan:
Expected volatility	49.8%	40.0%
Risk-free interest rate	3.7%	1.8%
Expected life in years	0.5	0.5
Expected dividend yield	0.0%	0.0%
     Based on the above assumptions, the weighted average estimated fair value of options granted in the three months ended March 31, 2006 and 2005 was $6.82 and $11.07 per share, respectively. The total intrinsic value of options exercised in the three months ended March 31, 2006 and 2005 was $15,745 and $4,928, respectively. We estimate forfeitures related to executive and non-executive option grants at an annual rate for 2006 of 1.7% and 7.4% per year, respectively. The weighted average estimated fair value for shares issued under our 1994 Employee Stock Purchase Plan in the three months ended March 31, 2006 and 2005 was $3.82 and $4.67 per share, respectively.
     Other reasonable assumptions about these factors could provide different estimates of fair value. Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.
     Total unrecognized stock-based compensation expense related to unvested stock options and unvested restricted stock awards, expected to be recognized over a weighted average period of 1.3 years, amounted to $22,874 at March 31, 2006.
      We repurchase shares on the open market which are used in part to satisfy share option exercises.
3. Acquisition
     On December 30, 2005, we completed our acquisition of Cyota, Inc. for total costs of $137,024. We deposited $13,600 of the cash consideration into an escrow fund to secure certain indemnification obligations of the former stockholders of Cyota and to satisfy certain other obligations of the former stockholders of Cyota. On the 12-month anniversary of the closing, the balance of the escrow fund in excess of any amounts held for unresolved claims will be distributed to the former stockholders of Cyota. In addition, we have agreed to pay $5,500 for retention bonuses for the Cyota employees. These retention bonuses are being accrued over the required service period. As of March 31, 2006 we have accrued $663 for the retention bonuses.
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
     We accounted for the Cyota acquisition as a purchase, and accordingly, included the assets purchased and liabilities assumed in the consolidated balance sheet at the purchase date based upon their estimated fair values. The results of operations of Cyota are included in the condensed consolidated financial statements beginning January 1, 2006.
     The preliminary purchase price is shown below:

Cash paid for capital stock	$128,835
Fair value of outstanding stock options assumed	10,283
Direct acquisition costs	1,437
Intrinsic value of unvested options	(3,531)

Total purchase price	$137,024

     The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values, and deferred stock compensation was recorded based on intrinsic value. The excess purchase price over those assigned values was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques. Goodwill recorded as a result of this acquisition is not deductible for tax purposes.
     The total preliminary purchase price has been allocated as follows:

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

     The purchase price and related allocation are preliminary and may be revised as a result of adjustments made to the purchase price, additional information regarding liabilities assumed, including contingent liabilities, and revisions of preliminary estimates of fair values made at the date of purchase, based upon final appraisals. During the three months ended March 31, 2006, we recorded adjustments to goodwill of $1,408 related to revisions of estimates of liabilities and contingent liabilities, as well as the tax effects of options acquired.
     Intangible assets include amounts recognized for the fair value of existing technology, customer relationships, trade name and trademarks, and non-competition/non-solicitation agreements. These intangible assets have the following estimated useful lives:

Useful life
(Years)
Existing technology	6.5
Customer relationships	7
Other	6.5
4. Comprehensive Income
     Comprehensive income was as follows:

	Three Months Ended
	March 31,
	2006	2005
Net income	$5,330	$7,222
Unrealized loss on marketable securities, net of tax	(524)	(307)
Foreign currency translation adjustments	(717)	(1,071)

Comprehensive income	$4,089	$5,844

     The tax benefit of unrealized holding losses on marketable securities was $282 and $162 for the three months ended March 31, 2006 and 2005, respectively.
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
     On December 1, 2005, our management committed to a plan to restructure the company’s engineering resources into four core locations around the world. Under the plan, which we expect to bring greater cost efficiencies to the engineering group and closer coordination to engineering projects, approximately 120 positions will be relocated. All engineering personnel currently based in our offices in Vancouver, B.C. , San Mateo, California and New York City will be relocated to Bedford, Massachusetts or to expanded operations in India and Brisbane, Australia. These transitions will be conducted in phases, with an expected completion date of December 2006. The program is projected to result in total charges in the range of $10,000 to $14,000 primarily related to facility closings and headcount reductions associated with relocating engineering resources. The restructuring charges related to facility closings will be recorded in the periods in which the facilities cease to be used.
     During the three months ended March 31, 2006, we recorded restructuring charges of $2,624 related to a facility closing and headcount reductions. Restructuring charges accrued and unpaid at March 31, 2006 were as follows:

Facility
Exit Costs
Balance at January 1, 2006	$15,755
Restructuring charges	2,624
Payments	(2,436)

Balance at March 31, 2006	$15,943

     We expect to pay the remaining restructuring costs accrued at March 31, 2006 as follows:

Nine months ending December 31, 2006	$6,110
Year ending December 31, 2007	4,272
Year ending December 31, 2008	3,333
Year ending December 31, 2009	2,228

Total	$15,943

6. Segments
     We have one reportable segment, e-Security Solutions. The operations of the e-Security Solutions segment consist of the sale of software licenses, hardware, maintenance, professional and managed services through three product groups: Enterprise solutions, Developer solutions and Consumer solutions. Enterprise solutions include sales of RSA SecurID® authenticators, RSA® Authentication Manager software, RSA Certificate Manager software, RSA ClearTrust® software, and maintenance and professional services associated with these products. Developer solutions include sales of RSA BSAFE® encryption software and protocol products, RSA Certificate Manager components, and maintenance and professional services associated with these products. Consumer solutions include RSA SecurID® authentication for consumers, RSA FraudAction(SM) software, RSA Adaptive Authentication, RSA Transaction Monitoring and RSA SecureSuite™ software. The segment was determined primarily based on how management views and evaluates our operations.

     Our operations are conducted throughout the world. Operations in the United States represent approximately 54% of total revenue. Our operations in other countries have been grouped by regional area below. The following tables present information about our e-Security Solutions revenue:

	Three Months Ended
	March 31,
	2006	2005
Product and service groups
Enterprise solutions	$76,016	$70,185
Developer solutions	6,117	5,433
Consumer solutions (1)	5,374	—

Total	$87,507	$75,618

	Three Months Ended
	March 31,
	2006	2005
Geographic areas
United States	$46,845	$41,117
Europe and other	30,684	25,842
Asia Pacific	9,978	8,659

Total	$87,507	$75,618

(1)	Consumer solutions were previously reported as part of enterprise solutions as we considered the amount immaterial.
     Except for Tech Data Corporation, one of our distributors, no single customer accounted for more than 10% of our total revenue for the three months ended March 31, 2006 or 2005. Revenue from Tech Data Corporation accounted for 10% and 11% of our total revenue for the three months ended March 31, 2006 and 2005, respectively.
     The tables below present information about our long lived assets by regional area:

	At March 31, 2006
			Europe and
	Total	United States	Other	Asia Pacific

Property and equipment, net	$71,064	$40,697	$28,792	$1,575
Goodwill	274,456	274,456	—	—
Other assets	40,327	37,639	761	1,927

	At December 31, 2005
			Europe and
	Total	United States	Other	Asia Pacific

Property and equipment, net	$69,764	$40,127	$27,958	$1,679
Goodwill	275,864	275,864	—	—
Other assets	41,534	40,444	68	1,022
7. Litigation
     On or about April 11, 2005, Prism Technologies LLC filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., Netegrity, Inc., Computer Associates International, Inc. and Johnson & Johnson – Case Number 05-214. In its complaint, Prism Technologies alleges that some of our products, including our RSA ClearTrust product, and certain products of each of the other defendants infringe a patent that Prism Technologies owns, and Prism Technologies seeks unspecified damages as well as a permanent injunction enjoining the defendants from infringing its patent. The parties are conducting discovery. We believe Prism Technologies’ claims are without merit. We cannot predict the outcome of this matter, but we believe that the disposition of the matter will not have a material adverse effect on our continuing operations and consolidated financial position.

     From time to time, we have been named as a defendant in other legal actions arising from our normal business activities, which we believe will not have a material adverse effect on us or our business.
8. Subsequent Event
     On April 24, 2006 we acquired PassMark Security, Inc., a privately held company based in Menlo Park, California. PassMark delivers software-based authentication to millions of users worldwide, through some of the largest consumer-facing financial institutions. We expect the acquisition of PassMark to extend and broaden our channels-to-market in the financial sector.
     We purchased PassMark for approximately $9,000 in cash and the issuance of 2,005,977 shares of RSA Security common stock. This transaction will be accounted for as a purchase, and the securities issued will be valued based on the average of the closing stock price on or around the closing date. The total merger consideration is estimated to be approximately $48,200.
     In addition, we have set aside $2,700 to fund employee retention plans and termination costs. We have also reserved approximately 75,000 shares of our common stock related to the assumption of outstanding PassMark stock options.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We make statements in this Report that are forward looking, that is, statements that are not historical facts but that convey projections about the future. For example, statements containing the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “may,” “projects,” “will,” “would,” and similar expressions may be forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements in this Report because these statements speak only as of the date when made. Furthermore, we are not obligated to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including without limitation the factors described below under “Part II, Item 1A Risk Factors.”
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
     In December 2005, we acquired Cyota, Inc., a privately-held company that delivers online security and anti-fraud solutions to thousands of financial institutions worldwide. In April 2006, we acquired PassMark Security, Inc., a privately-held company that delivers software-based authentication with a focus on financial institutions. With the purchases of Cyota and PassMark, we have introduced a risk-based layered authentication approach that allows customers to choose from a range of authentication techniques – from life questions, watermarking and anomaly detection to digital certificates, tokens and smart cards – depending on the risks posed and desired convenience. Additionally, we believe that these acquisitions will enable us to establish our company as a strategic hub for the consumer marketplace, providing the ability to authenticate and protect all aspects of online banking and e-commerce: end-users, merchants and transactions.
     We have one reportable segment, e-Security Solutions. The operations of the e-Security Solutions segment consist of the sale of software licenses, hardware, maintenance, professional and managed services through three product groups: Enterprise solutions, Developer solutions and Consumer solutions. Enterprise solutions include sales of RSA SecurID® authenticators, RSA® Authentication Manager software, RSA Certificate Manager software, RSA ClearTrust® software, and maintenance and professional services associated with these products. Developer solutions include sales of RSA BSAFE® encryption software and protocol products, RSA Certificate Manager components, and maintenance and professional services associated with these products. Consumer solutions include RSA SecurID® authentication for consumers, RSA FraudAction(SM) software, RSA Adaptive Authentication, RSA Transaction Monitoring and RSA SecureSuite™ software. The segment was determined primarily based on how management views and evaluates our operations.
     We believe sales of our products are and will be driven by several major market trends:
•	We are seeing increased sales to enterprises that are buying and licensing our products to help them comply with industry and governmental regulations and standards, such as the Sarbanes-Oxley Act of 2002, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), the Federal Financial Institutions Examination Council (FFIEC) guidelines and the Payment Card Industry (PCI) standard, among others.

•	We have observed that more enterprises are using single sockets layer virtual private networks (VPNs) to enable access to internal resources and are seeking to license technology to make their VPNs more secure and efficient.

•	Demand for our Consumer solutions depends on market adoption of consumer-oriented authentication technologies. We believe that the primary drivers for this adoption are regulatory compliance efforts by enterprises that do business electronically with consumer customers, such as banks and financial institutions, and recent increases in digital identity and asset theft.

•	We believe that enterprises are turning to identity and access management solutions in order to increase their efficiency, reduce their costs and mitigate their risks.

     We see a number of major trends and drivers in our business:
•	Our authentication product line contributes approximately 80% of our revenue, while our less mature Enterprise software products continue to build revenue.

•	Our Developer solutions continue to contribute between 7% and 12% of our total revenue despite the availability of free, “open source” products that compete with our RSA BSAFE product line. Our Developer solutions revenue tends to fluctuate from quarter to quarter, depending on the number of large transactions in any given quarter.

•	We have traditionally licensed our Developer solutions primarily to companies that incorporate our software into their own software products and sublicense the combined products to their customers. However, we are increasingly licensing our Developer solutions to enterprises for use within their internal applications to increase security and meet regulatory compliance needs.

•	Although the majority of our customers utilize our products to secure and manage network and application access for their employees and partners, our sales of authentication credentials for use by consumers are increasing. We sell most of our consumer authentication credentials on a subscription basis, with revenue being recognized over the course of several years. Accordingly, our deferred revenue balance will likely increase as we build consumer revenue.

•	Our product line synergies and the strength of our customer base create opportunities for us to sell additional products to existing customers and broader, multi-product solutions to new customers.

•	We are selling to more small and medium-sized enterprises, which is providing increased growth for us.

•	Information technology budgets remain constrained, which has had and could continue to have a direct effect on the sale of our products.

•	Some of our products, especially our single sign-on solutions and Web access management products, have long and unpredictable sales cycles, in part because our customers may need to invest potentially substantial resources and modify their network infrastructures to take full advantage of the benefits offered by the products.

•	Increased competitive activity is putting pressure on our product prices and lengthening our sales cycles.
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
     Our Consumer solutions group delivers online security and anti-fraud solutions to financial institutions worldwide. Some of our consumer solutions are available as a centrally hosted service. In most cases, these arrangements include initial set-up fees coupled with a continuing payment stream. We defer revenue from up-front fees billed during the setup phase and recognize this revenue on a straight line basis over the service term of the contract. The continuing payment stream may be fixed, variable based on contract defined activity, or a combination of fixed and variable amounts. Generally, we recognize these fees monthly in arrears. Customers also place orders for our RSA SecurID authenticators for consumers.

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
     We distribute our products through direct sales to end user customers and through indirect sales, including (i) sales through distributors and resellers that we ship directly to the end user customer and (ii) sales to distributors for stocking purposes. For the three months ended March 31, 2006, approximately 61% of our revenue was from sales through distributors and resellers shipped directly to the end user customers, approximately 33% of our revenue was from direct sales to end user customers, and approximately 6% of our revenue was from sales to stocking distributors. Our stocking distributors provide us with inventory level and point of sale reports on a monthly basis. A typical stocking distributor holds approximately four to six weeks of inventory on hand in the distribution channel. Generally, our arrangements with our distributors and resellers are non-exclusive, and we currently have arrangements with more than 2,000 distributors and resellers worldwide under the RSA SecurWorld ™Partner Program. The RSA SecurWorld Partner Program provides partners with a range of sales tools and educational resources and is designed to reward those partners that devote resources to our products and programs and to sell to new customers. Over time, we believe this program will increase our rate of customer acquisition and generate increased indirect sales for us.
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
Adoption of SFAS 123R
     Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (SFAS 123R). SFAS 123R requires us to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. Prior to adopting SFAS 123R, we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under APB 25, we generally did not recognize compensation expense in connection with the grant of stock options because all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant.
     In transitioning from APB 25 to SFAS 123R, we have applied the modified prospective method. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. Under the modified prospective method, compensation cost recognized in periods after adoption includes (a) compensation cost for all share-based payments granted prior to but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, less estimated forfeitures, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, less estimated forfeitures.
     The stock-based employee compensation cost that is reflected in the Statement of Operations for the three months ended March 31, 2006 was $2.8 million. The total income tax benefit recognized in our statement of operations for the three months ended March 31, 2006 for share-based payments was $0.6 million. At March 31, 2006, total unrecognized stock-based compensation expense related to unvested stock options, unvested performance stock options, and unvested restricted stock awards, expected to be recognized over a weighted average period of 1.3 years, amounted to $22.9 million. Total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures, if any. For the year ended 2006, we estimate total stock-based compensation expense, including amounts from the issuance of restricted shares and amounts from stock options using the fair value provisions of SFAS 123R, to be between approximately $13.0 and $15.0 million.

     Prior to the adoption of SFAS 123R, we presented all tax benefits related to stock compensation as cash flows from operating activities in our statement of cash flows. SFAS 123R requires the cash flows resulting from these excess tax benefits to be classified as cash flows from financing activities. For the three months ended March 31, 2006, the excess tax benefit from the exercise of stock options was $4.4 million, which was classified as cash flows from financing activities.
     For more information about stock-based compensation, including valuation methodology, see Note 2 of Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and “Application of Critical Accounting Policies and Estimates – Stock-Based Compensation” below.

Application of Critical Accounting Policies and Estimates
     There are no material changes to the application of critical accounting policies and estimates described in Part I, Item 7 of our Annual Report on Form 10-K (as amended by Amendment No. 1 on Form 10-K/A) for the year ended December 31, 2005 other than our adoption of SFAS 123R, as described below. In addition, we have clarified below, in the paragraphs entitled “Revenue Recognition,” how our revenue recognition policies apply to our newly acquired Cyota business, which includes a centrally hosted service. The explanation relating to our hosted service does not reflect a change in our revenue recognition policies; it is merely a clarification of how our existing policies apply to a new aspect of our business.
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
     Revenue Recognition – Revenue is recognized when earned. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. We recognize revenue from licensing other intellectual property when evidence of an arrangement exists, the fee is fixed or determinable and collection is considered probable. We reduce revenue for provisions of estimated returns. When arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, we recognize revenue for the delivered elements using the residual method. For arrangements containing multiple elements where vendor specific objective evidence of fair value does not exist for all undelivered elements, we defer revenue for the delivered and undelivered elements until vendor specific objective evidence of fair value exists or all elements have been delivered. We recognize revenue upon shipment of product to our stocking distributors, net of estimated returns. We defer maintenance services revenue, whether sold separately or as part of a multiple element arrangement, and recognize it ratably over the term of the maintenance contract, which is generally twelve months.
     Some of our arrangements contain bundled products that include a term software license, an RSA SecurID(R) authenticator and support for the term of the license. As these arrangements contain multiple elements where vendor specific objective evidence of fair value does not exist for all undelivered elements, we record these arrangements as deferred revenue and recognize revenue ratably on a monthly basis over the term of the license agreement.
     Some of our solutions are available as a centrally hosted service. In most cases, these arrangements include initial set-up fees coupled with a continuing payment stream. We defer revenue from up-front fees billed during the setup phase and recognize this revenue on a straight line basis over the service term of the contract. The continuing payment stream may be fixed, variable based on contract defined activity, or a combination of fixed and variable amounts. Generally, we recognize these fees monthly in arrears.
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
     Income Taxes – The preparation of our condensed consolidated financial statements requires us to estimate our income taxes in each of the jurisdictions in which we operate, including those outside the United States, which may be subject to certain risks that ordinarily would not be expected in the United States. A change in our estimate of income by jurisdiction could cause a change in our annual effective tax rate. The income tax accounting process involves our estimating our actual current exposure together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We must then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.
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

Therefore, our annual goodwill impairment test performed as of November 30, 2005 did not result in an impairment of our goodwill. At March 31, 2006, we had $274.5 million of goodwill, which accounted for approximately 41% of our total assets. Any goodwill impairment test could result in a decrease to the carrying value of goodwill and could have a material effect on our results of operations and consolidated financial position.
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
     The policy is consistent with the guidance under Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. These costs include, but are not limited to, the following: (a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits); (b) costs to terminate a contract that is not a capital lease and (c) costs to consolidate facilities or relocate employees.
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
     Stock-Based Compensation – Effective January 1, 2006, we account for stock-based compensation expense in accordance with SFAS 123R. Prior to that date, we accounted for stock-based compensation using the intrinsic value method. Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. We estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. Many of these assumptions are highly subjective and require the exercise of management judgment. Our management must also apply judgment in developing an estimate of awards that may be forfeited. If our actual experience differs significantly from our estimates and we choose to employ different assumptions in the future, the stock-based compensation expense that we record in future periods may differ materially from that recorded in the current period.
Summary of Financial Performance for the three months ended March 31, 2006
•	Our revenue for the three months ended March 31, 2006 was $87.5 million, an increase of $11.9 million, or 15.7%, compared to revenue of $75.6 million for the three months ended March 31, 2005.

•	Our gross profit for the three months ended March 31, 2006 was $66.4 million, an increase of $5.6 million, or 9.1%, compared to gross profit of $60.8 million for the three months ended March 31, 2005.

•	Our net income for the three months ended March 31, 2006 was $5.3 million, a decrease of $1.9 million, or 26.2%, compared to net income of $7.2 million for the three months ended March 31, 2005.

•	Our cash, cash equivalents, and marketable securities were $208.2 million at March 31, 2006, compared to $187.8 million at December 31, 2005 and $282.3 million of cash, cash equivalents, and marketable securities at March 31, 2005. We repurchased 82,300 shares of our common stock for $1.2 million during the three months ended March 31, 2006.

Results of Operations
     The following table sets forth certain consolidated financial data as a percentage of our total revenue:

	Percentage of
	Total Revenue
	Three Months Ended
	March 31,
	2006	2005
Revenue
Products	70.3%	72.2%
Maintenance, professional and managed services	29.7	27.8

Total revenue	100.0	100.0

Cost of revenue
Products	14.6	11.3
Maintenance, professional and managed services	8.4	8.1
Amortization of technology related intangible assets	1.2	0.2

Total cost of revenue	24.2	19.6

Gross margin	75.8	80.4

Costs and expenses
Research and development	19.7	21.1
Marketing and selling	33.5	38.5
General and administrative	13.1	11.1
Amortization of intangible assets	0.3	—
Restructurings	3.0	—

Total	69.6	70.7

Income from operations	6.2	9.7

Interest income and other	1.7	2.5

Income before provision for income taxes	7.9	12.2

Provision for income taxes	1.8	2.6

Net income	6.1%	9.6%

Revenue
     The following tables set forth the amount, percentage of total revenue and percentage increase of our revenue by product group, product type and product line:

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005		Percentage

($ in millions)	Revenue	Percentage	Revenue	Percentage	Increase

Product group:
Enterprise solutions	$76.0	86.9%	$70.2	92.8%	8.3%
Developer solutions	6.1	7.0%	5.4	7.2%	12.6%
Consumer solutions (1)	5.4	6.1%	—	—	NA

Total	$87.5	100.0%	$75.6	100.0%	15.7%

Product type:
Authenticators	$42.2	48.2%	$38.2	50.5%	10.6%
Software products	19.3	22.1%	16.4	21.7%	17.2%
Maintenance, professional and managed services	26.0	29.7%	21.0	27.8%	23.9%

Total	$87.5	100.0%	$75.6	100.0%	15.7%

Product line:
Authentication products	$69.3	79.2%	$65.4	86.5%	6.0%
Encryption products	6.2	7.1%	5.4	7.1%	14.9%
Web access management products	6.6	7.5%	4.8	6.4%	37.2%
Consumer products (2)	5.4	6.2%	—	—	NA

Total	$87.5	100.0%	$75.6	100.0%	15.7%

(1)	Consumer solutions were previously reported as part of enterprise solutions as we consider the amount immaterial.The increase in Consumer solutions revenue in 2006 is a direct result of the acquisition of Cyota in December 2005.

(2)	Consumer products were previously reported as part of authentication products as we consider the amount immaterial. The increase in Consumer products revenue in 2006 is a direct result of the acquisition of Cyota in December 2005.
     We break our revenue into three geographic regions consisting of the United States, Europe and other, and Asia Pacific. The following table sets forth the amount of revenue, percentage of total revenue and percentage increase of revenue by region for the three months ended March 31, 2006 and 2005:

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005		Percentage
($ in millions)	Revenue	Percentage	Revenue	Percentage	Increase

United States	$46.8	53.5%	$41.1	54.4%	13.9%
Europe and other	30.7	35.1%	25.8	34.1%	18.7%
Asia Pacific	10.0	11.4%	8.7	11.5%	15.2%

Total	$87.5	100.0%	$75.6	100.0%	15.7%

     Total revenue increased $11.9 million or 15.7% in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 which reflected revenue increases across all product types.
     Our RSA SecurID authentication product line generates a substantial portion of our revenue. RSA SecurID credentials (which includes hardware and software, smart cards and USB tokens) licensed, in thousands, were as follows:

	Three Months Ended
	March 31,
	2006	2005	Percentage Increase
Number of credentials licensed	1,724	1,039	65.9%

     The increase in credentials licensed in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, was attributable to an increase in users within our existing enterprise accounts, new customers and the growth of credentials licensed for consumer authentication. We believe our RSA SecurID authentication products generate and will continue to generate substantial revenue for us.
     Professional, maintenance and managed service revenue increased 23.9% in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, The increase in professional, maintenance and managed service revenue was primarily attributable to a high rate of renewals of annual maintenance contracts related to the sale of products in prior periods and the inclusion of managed service revenue related to our acquisition of Cyota, Inc. in December 2005.
     We believe the increase in our Web access management revenue in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, was due in part to an increase in the number of customers allowing access of their information and applications by internal and external users. We believe that our Web access management revenue will continue to grow due to increased deployments of Web-based applications that may be accessed by a company’s employees, partners and customers.
     The increase in encryption revenue during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 was primarily due to increased sales of our developer solutions to enterprises for use within their internal applications and an increase in professional services revenue. We believe that our Developer solutions revenue may benefit from companies’ needs to secure their computing systems, databases and transactions due to various regulatory requirements.
     We believe that our future total revenue will be influenced by a number of major factors:
•	As new, lower cost remote access technologies become available and as employment rates increase, we believe that we will benefit with increased total product revenue.

•	We believe the increased awareness of digital identity theft will drive organizations and consumers to adopt technologies such as strong authentication, and we believe we will benefit from this trend.

•	We believe that governmental regulations regarding the access to and distribution of private information will drive demand for our products. For example, we believe our revenue from the healthcare and financial services markets will increase as companies work to bring their information technology systems into compliance with industry-specific privacy and security laws and standards.

•	We believe that as the United States government proceeds with its agenda of increasing awareness and funding of cyber-security issues and focusing on homeland security, we may benefit with increased revenue.

•	However, information technology budgets continue to be constrained, and the continued uncertainty in the economy and global affairs may affect revenue generated from the sales of our products in future quarters.

•	In addition, we are seeing increased competitive activity, which is putting pressure on our product prices. We believe that increased competition is lengthening our sales cycles.

•	Growth in our consumer authentication credentials will increase the mix of our subscription revenue recognized ratably over the life of the contracts.

•	In 2005, we instituted a major new program for our resellers and distributors and reorganized our sales force. Our future revenue will depend on the rate at which our current resellers and distributors participate in the new program, our ability to attract new resellers and distributors to the program and the effectiveness of our reorganized sales force.

Gross Profit
     The following table compares our gross profit and gross margin for products and maintenance, professional and managed services:

	Three Months Ended March 31,
	2006		2005
	Gross	Gross	Gross	Gross
($ in millions)	Profit	Margin	Profit	Margin

Products	$48.5	78.7%	$45.9	84.0%
Maintenance, professional and managed services	17.9	69.0%	14.9	71.0%

Total	$66.4	75.9%	$60.8	80.4%

     The decrease in total gross margin for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, was primarily a result of the greater mix of services revenue as a percentage of our total revenue, the integration of Cyota, costs associated with the build-out of our RSA Consumer Authentication Service and increased licensed technology fees to third parties.
Research and Development
     The following table compares our research and development expenses for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
($ in millions)	2006	2005	% Change

Research and development	$17.3	$16.0	8.2%
Percentage of revenue	19.7%	21.1%
     Research and development expenses increased $1.3 million in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, primarily due to an increase in payroll costs of approximately $1.3 million associated with employees who joined the Company as a result of our Cyota acquisition and our continued allocation of resources towards investing in our future product offerings and $0.4 million associated with the adoption of SFAS 123R, partially offset by a decrease in consulting expenses of $0.3 million.

Marketing and Selling
     The following table compares our sales and marketing expenses for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
($ in millions)	2006	2005	% Change

Marketing and selling	$29.3	$29.1	0.6%
Percentage of revenue	33.5%	38.5%
     Marketing and selling expenses increased $0.2 million in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, primarily due to an increase of approximately $0.8 million associated with the adoption of SFAS 123R, and an increase of payroll costs of approximately $0.2 million, partially offset by a decrease in costs associated with marketing programs of approximately $0.6 million.
General and Administrative
     The following table compares our general and administrative expenses for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
($ in millions)	2006	2005	% Change

General and administrative	$11.5	$8.3	38.0%
Percentage of revenue	13.2%	11.0%
     General and administrative expenses increased $3.2 million in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, primarily due to an increase in payroll costs of approximately $1.4 million, approximately $1.3 million associated with the adoption of SFAS 123R, increased legal fees of approximately $0.2 million and an increase of approximately $0.2 million of consulting fees.
Restructurings
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

Restructuring charges accrued and unpaid at March 31, 2006 were as follows:

Facility
($ in millions)	Exit Costs
Balance at January 1, 2006	$15.7
Restructuring charges	2.6
Payments	(2.4)

Balance at March 31, 2006	$15.9

We expect to pay the remaining restructuring costs accrued at March 31, 2006 as follows:

($ in millions)
Nine months ending December 31, 2006	$6.1
Year ending December 31, 2007	4.3
Year ending December 31, 2008	3.3
Year ending December 31, 2009	2.2

Total	$15.9

Interest Income and Other, Net
     Interest income and other, net includes the following:

	Three Months Ended
	March 31,
($ in millions)	2006	2005

Interest income and other	$0.4	$0.2
Investment income	1.4	1.5
Unrealized (loss) gain from foreign currency translations	(0.3)	0.2

Total interest expense and other, net	$1.5	$1.9

     The increase in interest income and other, net for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, was primarily due to increasing overnight investment yields. The decrease in investment income for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, was due to lower cash and marketable securities investment balances resulting from our acquisition of Cyota, Inc. in December 2005, partially offset by increasing investment yields. The unrealized loss from foreign currency translation was primarily due to the weakening of the US dollar during the three months ended March 31, 2006.
Provision for Income Taxes
     The provision for income taxes was $1.5 million for the three months ended March 31, 2006, compared to a provision of $2.0 million for the three months ended March 31, 2005. Our effective tax rate was 22.4% for the three months ended March 31, 2006, compared to an effective tax rate of 22.0% for the three months ended March 31, 2005.

Liquidity and Capital Resources
Summary of Sources and Uses of Cash
     The following table summarizes our sources and uses of cash over the periods indicated:

	Three Months Ended
	March 31,
($ in millions)	2006	2005
Net cash provided by operating activities	$11.8	$4.8
Net cash used for investing activities	$(37.1)	$(9.9)
Net cash provided by (used for) by financing activities	$13.5	$(8.8)
Decrease in cash and cash equivalents	$(11.8)	$(14.0)
     Our primary sources of liquidity are our cash, cash equivalents and marketable securities resulting from our cash flow from operations. We had $57.2 million in cash and cash equivalents at March 31, 2006, consisting primarily of operating cash and cash equivalents. This represents a decrease of $11.8 million in cash and cash equivalents from December 31, 2005. As of March 31, 2006, we had $151.0 million in marketable securities consisting primarily of auction rate securities, U.S. Government and agency securities and corporate debt securities.
     Cash provided by operations of $11.8 million during the three months ended March 31, 2006 consisted primarily of net income of $5.3 million, non-cash depreciation charges of $4.1 million and stock-based compensation of $2.8 million.
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
     Cash used for investing activities of $37.1 million during the three months ended March 31, 2006 consisted primarily of $66.9 million used to purchase marketable securities and $3.9 million of cash used to purchase property and equipment, which was partially offset by $34.7 million of net sales and maturities of marketable securities.
     Cash provided by financing activities of $13.5 million during the three months ended March 31, 2006 consisted primarily of $10.2 million of proceeds from employee exercises and purchases under our stock option and employee stock purchase plans, $4.4 million of excess tax benefit from the exercise of stock options, partially offset by $1.2 million of cash used to repurchase shares of our common stock.

     The following are our contractual commitments associated with our lease obligations, restructurings, purchase obligations and royalty commitments as of March 31, 2006:

		Payments Due by Period
		Less
		Than	1 – 3	3 - 5	More Than
($ in millions)	Total	1 Year	Years	Years	5 Years

Operating leases	$124.8	$13.7	$41.0	$29.9	$40.2
Restructurings	15.9	7.2	8.7	—	—
Purchase obligations	2.6	1.1	1.5	—	—
Royalty commitments	5.0	2.0	2.5	0.5	—

Total commitments	$148.3	$24.0	$53.7	$30.4	$40.2

     We have commitments for various operating leases worldwide that expire at various times through 2017 and that are shown above, net of existing sublease agreements, excluding facility exit costs included in restructuring charges. The lease commitments of $124.8 million shown also include lease commitments of $10.3 million related to certain exited facilities that have not been reserved for in restructuring charges, which represents our estimated sublease income from these facilities from the end of the period reserved to the end of the lease term. The restructuring commitments shown above are primarily for facility exit costs of up to 45 months of minimum lease payments due under certain excess facilities lease agreements, net of related sublease agreements. Our purchase obligations relate to inventory commitments. Our royalty commitments represent our minimum contractual royalty obligations for the use of licensed technology.
     We currently have no debt nor have we found it necessary, given our success in generating cash from operations and our significant liquidity, to obtain a credit facility.
     We provide e-security solutions to various customers in diverse industries. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. We had two significant customers who are distributors, whose aggregate balances accounted for approximately 21% and 14% of our total accounts receivable as of March 31, 2006 and December 31, 2005, respectively.
     Our plans for future uses of cash may include additional acquisitions of other entities or technologies and additional purchases of property and equipment. In April 2006, we paid approximately $9.0 million in cash to acquire PassMark. We have agreed to pay up to $5.5 million for retention bonuses for certain employees as part of our acquisition of Cyota. We anticipate capital expenditures will be primarily for purchases of property and equipment and will be approximately $6.0 million to $8.0 million for the remainder of 2006.
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
Item 4. Controls and Procedures
     Our management, with the participation of our Chief Executive Officer, who is also our acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, our Chief Executive Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective, in that they (1) were designed to ensure that material information relating to RSA Security, including its consolidated subsidiaries, is made known to our Chief Executive Officer by others within RSA Security, particularly during the period in which this Report was being prepared, and (2) provide reasonable assurance that information that we are required to disclose in the reports we file under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     No change in our internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act) occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On or about April 11, 2005, Prism Technologies LLC filed a complaint for patent infringement in U.S. District Court for the District of Delaware against RSA Security, VeriSign, Inc., Netegrity, Inc., Computer Associates International, Inc. and Johnson & Johnson – Case Number 05-214. In its complaint, Prism Technologies alleges that some of our products, including our RSA ClearTrust product, and certain products of each of the other defendants infringe a patent that Prism Technologies owns, and Prism Technologies seeks unspecified damages as well as a permanent injunction enjoining the defendants from infringing its patent. The parties are conducting discovery. We believe Prism Technologies’ claims are without merit. We cannot predict the outcome of this matter, but we believe that the disposition of the matter will not have a material adverse effect on our continuing operations and consolidated financial position.
     From time to time, we have been named as a defendant in other legal actions arising from our normal business activities, which we believe will not have a material adverse effect on us or our business.
ITEM 1A. Risk Factors
     There are no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 other than the addition of a new risk factor below, entitled “If our restructuring of our engineering resources is not successful, then our product development and enhancement efforts could be adversely impacted, which could hurt our business.”
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
     Our failure to successfully integrate Cyota and PassMark into our business and operations could hurt our business. The integration of the business and operations of Cyota, Inc., which we acquired in December 2005, and PassMark Security, Inc., which we acquired in April 2006, into our business and operations is a complex, time-consuming and expensive process. Before any acquisition, each company has its own business, culture, customers, employees and systems. After the acquisition, we must ensure that the companies operate as a combined organization using common communications systems, operating procedures, financial controls and human resources practices. In order to successfully integrate Cyota and PassMark, we must, among other things, successfully:
•	retain key Cyota and PassMark personnel;

•	integrate, both from an engineering and a sales and marketing perspective, Cyota’s and PassMark’s products and services into our suite of product and service offerings;

•	coordinate research and development efforts;

•	train and integrate our sales forces;

•	integrate our business processes and systems; and

•	eliminate redundant costs and consolidate redundant facilities.
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

     If our restructuring of our engineering resources is not successful, then our product development and enhancement efforts could be adversely impacted, which could hurt our business. We are currently executing a plan to restructure our engineering resources into four core locations around the world, including relocating a number of engineering positions to our headquarters in Bedford, Massachusetts and to expanded operations in India and Australia. We may not be able to retain or attract the talented engineering personnel we need in order to realize the benefits of this restructuring. In addition, the restructuring is disruptive to our engineering organization, as projects are reassigned to new locations and personnel. This disruption could lead to delays or errors in the development and enhancement of our products. Further, if the costs of expanding our operations in India and Australia are greater than we anticipate, or if we are not successful in integrating those operations into our worldwide engineering organization, then we may not realize the cost or operational efficiencies that we expect from the restructuring.
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
     Our stock price has been volatile and is likely to remain volatile. From April 1, 2005 through April 28, 2006, our stock price has ranged from a per share high of $21.04 to a low of $9.99. A number of factors may contribute to the volatility of our stock price, including:
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

     International sales make up a significant portion of our business. International sales accounted for more than 40% of our total revenue in each of the years ended December 31, 2005, 2004 and 2003 and the three months ended March 31, 2006. There are certain risks inherent in doing business internationally, including:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On September 3, 2004, we announced that our Board of Directors authorized us to repurchase up to 6,700,000 shares of our common stock through December 31, 2005. We use repurchased shares for stock option and employee stock purchase plans and for general corporate purposes. On July 21, 2005, we announced that our Board of Directors increased the number of shares of common stock that we are authorized to repurchase by an additional 2,000,000 shares, and extended the expiration date of the stock repurchase program to June 30, 2006. On April 19, 2006 our Board of Directors approved the extension of the stock repurchase program for an additional two years, until June 30, 2008, but made no change to the number of shares authorized to be repurchased under the plan.
     The table below contains information about our activities under this common stock repurchase program during the quarter ended March 31, 2006.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of
			Shares Purchased	Maximum Number
	Total Number		as Part of Publicly	of Shares that May
	of Shares	Average Price	Announced	Yet Be Purchased
Period	Purchased (1)	Paid per Share	Program	Under the Program
January 1-31, 2006	0	0	0	6,495,271
February 1-28, 2006	50,000	$14.67	50,000	6,445,271
March 1-31, 2006	32,300	$14.82	32,300	6,412,971
Total	82,300	$14.75	82,300	6,412,971

(1)	All shares were purchased in open market transactions.
Item 6. Exhibits
See the Exhibit Index attached to this Report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSA SECURITY INC.
/s/ ARTHUR W. COVIELLO, Jr.
Arthur W. Coviello, Jr.
Chief Executive Officer and President, Acting Chief Financial Officer (Principal Financial Officer)

Dated: May 9, 2006

EXHIBIT INDEX

ITEM	DESCRIPTION
2.1	Agreement and Plan of Merger, dated as of April 24, 2006, among RSA Security Inc., S&C Acquisition Corp., PassMark Security, Inc. and the Representative (as defined therein) is incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K dated April 24, 2006.

10.1	RSA Security’s 1994 Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 16, 2006.

10.2	Summary of 2006 Executive Incentive Compensation Plan of RSA Security is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 14, 2006.

10.3	Letter Agreement, dated as of April 24, 2006, between RSA Security and William H. Harris, Jr. is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 24, 2006.

10.4	Non-Competition and Non-Solicitation Agreement, dated as of April 24, 2006, between RSA Security and William H. Harris, Jr. is incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K dated April 24, 2006.

10.5	Indemnification Agreement, dated as of July 16, 2004, PassMark Security, Inc. and William H. Harris, Jr. is incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K dated April 24, 2006.

31.1	Certification of our CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of our CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of our CEO and CFO pursuant to 18 U.S.C. §1350.