Form 10-Q
period 2006-06-30
RSA SECURITY INC/DE/
filed 2006-08-09
CIK 932064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
☑ Large accelerated filer      ☐ Accelerated filer      ☐ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of July 31, 2006, there were outstanding 76,820,954 shares of the Registrant’s Common Stock, $0.01 par value per share.

RSA SECURITY INC.
FORM 10-Q
For the Quarter Ended June 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$64,516	$69,050
Marketable securities	153,587	118,702
Accounts receivable (less allowance for doubtful accounts of $1,564 in 2006 and $1,600 in 2005)	62,571	55,738
Inventory	4,348	4,813
Prepaid expenses and other assets	16,982	14,211

Total current assets	302,004	262,514

Property and equipment, net	75,106	69,764

Other assets
Deferred taxes	5,662	8,108
Intangible and other assets	49,294	41,534
Goodwill	319,910	275,864

Total other assets	374,866	325,506

Total assets	$751,976	$657,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other liabilities	$60,329	$53,212
Current portion of accrued restructurings	7,021	5,962
Income taxes accrued and payable	13,962	18,442
Deferred revenue	54,271	47,453

Total current liabilities	135,583	125,069

Accrued restructurings, long-term	7,599	9,793
Deferred revenue, long-term	16,407	7,429
Other	6,063	8,633

Total liabilities	165,652	150,924

Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; authorized, 300,000,000 shares; issued, 75,529,088 and 71,836,757 shares at June 30, 2006 and December 31, 2005, respectively; outstanding, 75,498,768 and 71,026,880 shares at June 30, 2006 and December 31, 2005, respectively	755	718
Additional paid-in capital	181,379	122,150
Retained earnings	403,865	395,777
Treasury stock, at cost; 30,320 shares in 2006 and 809,877 shares in 2005	(539)	(10,107)
Accumulated other comprehensive income (loss)	864	(1,678)

Total stockholders’ equity	$586,324	506,860

Total liabilities and stockholders’ equity	$751,976	$657,784

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue
Products	$64,978	$54,767	$126,486	$109,401
Maintenance, professional and managed services	29,433	21,761	55,432	42,745

Total revenue	94,411	76,528	181,918	152,146

Cost of revenue
Products	12,649	9,640	25,392	18,172
Maintenance, professional and managed services	8,071	6,391	15,439	12,483
Amortization of technology related intangible assets	1,184	224	2,204	407

Total cost of revenue	21,904	16,255	43,035	31,062

Gross profit	72,507	60,273	138,883	121,084

Costs and expenses
Research and development	19,294	15,516	36,563	31,470
Marketing and selling	33,534	28,302	62,838	57,444
General and administrative	16,950	7,999	28,470	16,346
Amortization of intangible assets	254	—	508	—
Restructurings	368	—	2,992	—

Total	70,400	51,817	131,371	105,260

Income from operations	2,107	8,456	7,512	15,824

Interest income and other	1,065	2,400	2,526	4,291

Income before provision for income taxes	3,172	10,856	10,038	20,115

Provision for income taxes	414	2,388	1,950	4,425

Net income	$2,758	$8,468	$8,088	$15,690

Basic earnings per share
Per share amount	$0.04	$0.12	$0.11	$0.22

Weighted average shares	74,632	70,923	73,227	71,187

Diluted earnings per share
Per share amount	$0.04	$0.12	$0.11	$0.21

Weighted average shares	74,632	70,923	73,227	71,187
Effect of dilutive equity instruments	1,967	1,817	1,852	2,356

Adjusted weighted average shares	76,599	72,740	75,079	73,543

See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities
Net income	$8,088	$15,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,783	6,004
Tax benefit from exercise of stock options	—	1,214
Stock-based compensation	9,913	—
Deferred taxes	(1,593)	—
Increase (decrease) in cash from changes in:
Accounts receivable	(6,303)	4,311
Inventory	465	(1,036)
Prepaid expenses and other assets	(5,876)	(1,318)
Accounts payable, accrued expenses and other liabilities	4,781	(7,267)
Accrued restructurings	(1,135)	(2,411)
Refundable income taxes and income taxes accrued and payable	(4,691)	553
Deferred revenue	14,080	854

Net cash provided by operating activities	26,512	16,594

Cash flows from investing activities
Purchases of marketable securities	(109,832)	(96,177)
Sales and maturities of marketable securities	75,049	95,247
Purchases of property and equipment	(9,012)	(4,202)
Acquisitions	(8,408)	—
Other	(1,068)	(1,237)

Net cash used for investing activities	(53,271)	(6,369)

Cash flows from financing activities
Proceeds from exercise of stock options and purchase plans	25,163	4,672
Share repurchase	(9,730)	(21,088)
Excess tax benefit from exercise of stock options	6,799	—

Net cash provided by (used for) financing activities	22,232	(16,416)

Effect of exchange rate changes on cash and cash equivalents	(7)	(77)

Net decrease in cash and cash equivalents	(4,534)	(6,268)
Cash and cash equivalents, beginning of period	69,050	68,210

Cash and cash equivalents, end of period	$64,516	$61,942

Cash flow information:
Cash payments for income taxes	713	2,387
See notes to condensed consolidated financial statements.

RSA SECURITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of RSA Security Inc. and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K, as amended by Amendment No.1 on Form 10-K/A, filed for the year ended December 31, 2005.
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
Reclassification — The amortization of technology related intangible assets has been reclassified in the 2005 condensed consolidated financial statements to conform to the 2006 presentation.
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
     We recognize revenue for professional services when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection is considered probable and the services are performed. When customization is essential to the functionality of the licensed software, then both the software license and professional services revenue are recognized under the percentage of completion method, which requires revenue to be recognized as a percentage of the project completed. We recognize revenue and gross profit using labor hours as an input measure of progress to completion on these arrangements.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance, beginning of period	$2,566	$2,279	$2,526	$2,490
Provision for sales returns and rebates	2,609	2,109	4,421	3,749
Deductions	(2,791)	(1,492)	(4,563)	(3,343)

Balance, end of period	$2,384	$2,896	$2,384	$2,896

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance, beginning of period	$1,565	$1,729	$1,600	$1,672
Write-offs	(13)	(288)	(54)	(313)
Recoveries of accounts previously written off	12	80	18	162

Balance, end of period	$1,564	$1,521	$1,564	$1,521

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

     Accrued warranty reserve is included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The following table presents changes in the warranty reserve:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance, beginning of period	$1,199	$1,622	$1,303	$1,899
Provision for warranty expense	149	52	185	146
Deductions	(80)	(189)	(220)	(560)

Balance, end of period	$1,268	$1,485	$1,268	$1,485

Restricted Cash — We have $1,864 and $1,598 of restricted cash at June 30, 2006 and December 31, 2005, respectively, included in intangible and other assets, and $261 and $0 of restricted cash included in prepaid expenses and other current assets at June 30, 2006 and December 31, 2005, respectively.
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
     Equity instruments that were considered antidilutive and therefore were not included in the computation of diluted earnings per share include the following common stock equivalents:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Employee stock options	3,958,898	8,919,828	7,001,896	6,532,544
Common stock warrants	—	873,045	—	—
Stock-Based Compensation — Effective January 1, 2006 we account for stock-based compensation expense in accordance with the Financial Accounting Standards Board No. 123(R), “Share-Based Payment” (SFAS 123R). Prior to that date, we accounted for stock-based compensation using the intrinsic value method. Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. We estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. Many of these assumptions are highly subjective and require the exercise of management judgment. Our management must also apply judgment in developing an estimate of awards that may be forfeited. If our actual experience differs significantly from our estimates and we choose to employ different assumptions in the future, the stock-based compensation expense that we record in future periods may differ materially from that recorded in the current period.
Share Repurchase Authorization — We have had a common stock repurchase program in place since September 2004, under which our Board of Directors has authorized us to repurchase up to 8,700,000 shares of our common stock through June 30, 2008. We may make repurchases in the open market or through negotiated transactions from time to time depending on market conditions. During the three and six months ended June 30, 2006, we repurchased 450,000 and 532,300 shares, respectively, for $8,513 and $9,730, respectively. As part of the total program, we have repurchased an aggregate of 2,737,029 shares for $39,614 as of June 30, 2006.

Derivative Instruments and Hedging — We follow the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended by SFAS No. 138, requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
     We use foreign currency forward contracts to reduce volatility in the U.S. Dollar value of the Company’s cash flow, and to reduce volatility in the financial information provided to shareholders (particularly, volatility in earnings) that are caused by changes in foreign currency exchange rates. These contracts are entered into to hedge installments payable made in the normal course of business, and accordingly are not speculative in nature.
     At June 30, 2006, we had effectively hedged $1,238 of installments payable denominated in foreign currency. The Company does not hold or transact in financial instruments for purposes other than to hedge foreign currency risk. There were no installments payable held as of June 30, 2006 that mature in the future. There have been no material gains or losses recorded relating to hedge contracts for the periods presented.
Recent Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. This interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” establishes new recognition and measurement standards for income tax reserves and contingencies pertaining to tax positions taken or expected to be taken on tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. Due to its recent issuance, the Company’s analysis of the effect of FIN 48 is not yet complete and its impact is not reasonably estimable at this time.
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
     Prior to adopting SFAS 123R, we accounted for stock-based compensation under APB 25, as permitted by SFAS 123. No stock-based compensation cost was recognized in the Statement of Income for the three or six months ended June 30, 2005, as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. We have applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. Under the modified prospective method, compensation cost recognized in the periods after adoption includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, less estimated forfeitures, and (b) compensation cost for all share-based payments granted and vested subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.
     Prior to the adoption of SFAS 123R, we presented all tax benefits related to stock compensation as cash flows from operating activities in the Statements of Cash Flows. SFAS 123R requires the cash flows resulting from these excess tax benefits to be classified as cash flows from financing activities. In the six months ended June 30, 2006, the tax benefit from the exercise of stock options was $6,799 and was classified as cash flows from financing activities.
     Had we used the fair value method prescribed by SFAS 123R to measure compensation related to stock options and awards to employees in prior periods, pro forma net income and pro forma earnings per share would have been as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income as reported	$8,468	$15,690
Add: stock based compensation expense included in reported net income, net of tax	20	20
Less: stock based compensation expense determined under fair value method for all awards, net of related tax effects	(4,525)	(8,911)

Pro forma net income	$3,943	$6,779

Net income per share:
Basic earnings per share — as reported	$0.12	$0.22

Basic earnings per share — pro forma	$0.06	$0.10

Diluted earnings per share — as reported	$0.12	$0.21

Diluted earnings per share — pro forma	$0.06	$0.10

     Total stock-based compensation expense recorded for the three months ended June 30, 2006 was $7,129 of which $528 was included in research and development expenses, $797 was included in marketing and selling expenses, $5,522 was included in general and administrative expenses and $282 was included in cost of revenue. Total stock-based compensation expense recorded for the six months ended June 30, 2006 was $9,913 of which $901 was included in research and development expenses, $1,597 was included in marketing and selling expenses, $6,859 was included in general and administrative expenses and $556 was included in cost of revenue. The total income tax benefit recognized in the Statement of Income for the three and six months ended June 30, 2006 for share-based payments was $1,430 and $1,984, respectively.
     Our 2005 Stock Incentive Plan (the “2005 Plan”) allows us to grant stock options, stock appreciation rights, restricted stock awards and other stock-based awards to our employees, officers, directors, consultants and advisors. Some of the stock options that we grant vest over time, generally four years, and some vest based on the achievement of performance metrics. Stock options generally expire seven years after the grant date. At June 30, 2006, there were 6,900,000 shares authorized and 4,439,856 shares available for grant under the 2005 Plan.
     Our Amended and Restated 1998 Non-Officer Employee Stock Incentive Plan, as amended (the“1998 Plan”), allows us to grant non-statutory stock options and stock appreciation rights awards to our employees, consultants and advisors, other than those who are also officers within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended. In general, stock options granted under the 1998 Plan become exercisable as to 25% of the shares subject to each option on the first anniversary of the grant date and in equal quarterly installments thereafter for three years. In general, no installment is exercisable after the fourth anniversary of the date on which such installment first becomes exercisable, and options generally expire eight years from the grant date. At June 30, 2006, there were 10,608,263 shares authorized and 2,464,335 shares available for grant under the 1998 Plan.
     During the three and six months ended June 30, 2006, we issued under the 2005 Plan performance stock options to purchase 325,000 and 425,000 shares of our common stock, respectively. These performance stock options vest over three years upon the achievement of specified performance metrics. No shares were vested as of June 30, 2006.

     A summary of stock option activity under all plans is as follows:

		Weighted
		Average
		Price Per
	Number of Shares	Share
Options outstanding, January 1, 2006	14,747,549	$13.27
Granted	110,000	$14.39
Exercised	(1,619,001)	$5.17
Canceled	(862,089)	$21.98

Options outstanding, March 31, 2006	12,376,459	$13.72

Granted	729,829	$15.87
Exercised	(1,204,812)	$12.40
Canceled	(503,525)	$20.77

Options outstanding, June 30, 2006	11,397,951	$13.69

Options exercisable, June 30, 2006	7,306,534	$14.81

     The weighted average remaining contractual term for options outstanding at June 30, 2006 was 4.15 years. The weighted average remaining contractual term for options exercisable at June 30, 2006 was 3.17 years.
     A summary of the status of our restricted stock awards as of June 30, 2006 is as follows:

		Weighted
	Number of	Average Price
	Shares	Per Share
Restricted stock awards unvested , January 1, 2006	50,000	$12.15
Granted	—	—
Vested	—	—
Forfeited	—	—

Restricted stock awards unvested, March 31, 2006	50,000	12.15

Granted	99,321	$18.32
Restricted stock awards assumed through acquisition	33,168	$19.55
Vested	3,430	$18.07
Forfeited	—	—

Restricted stock awards unvested, June 30, 2006	179,059	$16.86

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock Option Plans:
Risk-free interest rate	4.9%	3.7%	4.8%	3.7%
Expected life of option grants (years)	3.7	3.3	3.7	3.4
Expected volatility of underlying stock	58.1%	81.8%	58.1%	82.1%
Expected dividend payment rate	0.0%	0.0%	0.0%	0.0%
Weighted average fair value of stock options granted	$9.11	$6.03	$8.81	$6.55

Employee Stock Purchase Plan:
Risk-free interest rate	3.7%	1.8%	3.7%	1.8%
Expected life of option grants (years)	0.5	0.5	0.5	0.5
Expected volatility of underlying stock	49.8%	40.0%	49.8%	40.0%
Expected dividend payment rate	0.0%	0.0%	0.0%	0.0%
Weighted average fair value of stock options granted	$3.82	$4.67	$3.82	$4.67
     The total intrinsic value of options exercised in the three and six months ended June 30, 2006 and 2005 was $9,066, $24,811, $1,112 and $3,565, respectively. We estimate forfeitures related to executive and non-executive option grants at an annual rate for 2006 of 1.7% and 7.4% per year, respectively.
     Other reasonable assumptions about these factors could provide different estimates of fair value. Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.
     Total unrecognized stock-based compensation expense related to unvested stock options and unvested restricted stock awards, expected to be recognized over a weighted average period of 1.4 years, amounted to $24,130 at June 30, 2006.
     We repurchase shares on the open market which are used in part to satisfy share option exercises.
3. Acquisitions
     On April 24, 2006 we completed our acquisition of PassMark Security, Inc., a privately held company based in Menlo Park, California. PassMark delivers software-based authentication to millions of users worldwide, through some of the largest consumer-facing financial institutions. We expect the acquisition of PassMark to extend and broaden our channels-to-market in the financial sector. We deposited $5,000 of the cash consideration into an escrow fund to secure certain indemnification obligations of the former stockholders of Passmark and to satisfy certain other obligations of the former stockholders of Passmark. On the 12-month anniversary of the closing, $4,000 of the escrow fund will be distributed to the former stockholders of Passmark, less any amounts held for unresolved claims of Passmark. On the 24-month anniversary of the closing, the balance of the escrow fund in excess of any amounts held for unresolved claims will be distributed to the former stockholders of Passmark.
     We purchased PassMark for total costs of $49,233. We accounted for the PassMark acquisition as a purchase, and accordingly, included the assets purchased and liabilities assumed in the condensed consolidated balance sheet at the purchase date based upon their estimated fair values. The results of operations of PassMark are included in the condensed consolidated financial statements from April 24, 2006.
     The preliminary purchase price is shown below:

Cash paid for capital stock	$8,504
Fair value of RSA shares issued	38,418
Fair value of outstanding stock options assumed	119
Direct acquisition costs	1,074
Employee severance liability	1,118

Total purchase price	$49,233

     The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The excess purchase price over those assigned values was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques. Goodwill recorded as a result of this acquisition is not deductible for tax purposes.
     The total preliminary purchase price has been allocated as follows:

Cash and equivalents	$2,074
Accounts receivable, net	290
Prepaid expenses and other current assets	117
Property and equipment	597
Other assets	103
Accounts payable	(343)
Other payable & accrued expenses	(1,832)
Deferred revenue	(1,381)
Deferred tax liabilities	(2,447)
Amortizable intangible assets:
Existing technology	3,050
Customer relationships	3,940

Total amortizable intangible assets	6,990
Goodwill	45,065

Total purchase price allocation	$49,233

     The purchase price and related allocation are preliminary and may be revised as a result of adjustments made to the purchase price, additional information regarding liabilities assumed, including contingent liabilities, and revisions of preliminary estimates of fair values made at the date of purchase, based upon final appraisals.
     Intangible assets include amounts recognized for the fair value of existing technology and customer relationships. These intangible assets have the following estimated useful lives:

Estimated
Useful Life
(years)
Existing technology	7
Customer relationships	9
     On December 30, 2005, we completed our acquisition of Cyota, Inc. for total costs of $137,024. We deposited $13,600 of the cash consideration into an escrow fund to secure certain indemnification obligations of the former stockholders of Cyota and to satisfy certain other obligations of the former stockholders of Cyota. On the 12-month anniversary of the closing, the balance of the escrow fund in excess of any amounts held for unresolved claims will be distributed to the former stockholders of Cyota. In addition, we have agreed to pay $5,500 for retention bonuses for the Cyota employees. These retention bonuses are being accrued over the required service period. As of June 30, 2006 we have accrued $1,404 for the retention bonuses and made payments of $1,138.

4. Comprehensive Income
     Comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$2,758	$8,468	$8,088	$15,690
Unrealized gain (loss) on marketable securities, net of tax	24	194	(500)	(113)
Foreign currency translation gain (loss) adjustments	2,476	(1,831)	1,364	(2,902)

Comprehensive income	$5,258	$6,831	$8,952	$12,675

     The tax benefit of unrealized holding losses on marketable securities was $(13) and $269 for the three and six months ended June 30, 2006, respectively and $(104) and $61 for the three and six months ended June 30, 2005, respectively.
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
     During the three and six months ended June 30, 2006, we recorded restructuring charges of $368 and $2,992, respectively, related to a facility closing and headcount reductions. Restructuring charges accrued and unpaid at June 30, 2006 were as follows:

Facility
Exit Costs
Balance at January 1, 2006	$15,755
Restructuring charges	2,992
Payments	(4,127)

Balance at June 30, 2006	$14,620

     We expect to pay the remaining restructuring costs accrued at June 30, 2006 as follows:

Six months ending December 31, 2006	$4,803
Year ending December 31, 2007	4,435
Year ending December 31, 2008	3,538
Year ending December 31, 2009	1,844

Total	$14,620

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
     Our operations are conducted throughout the world. Operations in the United States represent approximately 53% of total revenue. Our operations in other countries have been grouped by regional area below. The following tables present information about our e-Security Solutions revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Product and service groups
Enterprise solutions	$81,194	$68,700	$157,210	$138,885
Developer solutions	6,923	7,828	13,040	13,261
Consumer solutions (1)	6,294	—	11,668	—

	$94,411	$76,528	$181,918	$152,146

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Geographic areas
United States	$50,407	$42,822	$96,034	$83,939
Europe and other	33,489	24,537	65,391	50,378
Asia Pacific	10,515	9,169	20,493	17,829

	$94,411	$76,528	$181,918	$152,146

(1)	Consumer solutions were previously reported as part of enterprise solutions as we considered the amount immaterial.

     Except for Tech Data Corporation, one of our distributors, no single customer accounted for more than 10% of our total revenue for the three and six months ended June 30, 2006 or 2005. Revenue from Tech Data Corporation accounted for 11.6% and 10.2% of our total revenue for the three months ended June 30, 2006 and 2005, respectively, and revenue from Tech Data Corporation accounted for 10.9% and 10.5% of our total revenue for the six months ended June 30, 2006 and 2005, respectively.
     The tables below present information about our long lived assets by regional area:

	At June 30, 2006
			Europe and
	Total	United States	Other	Asia Pacific
Property and equipment, net	$75,106	$42,585	$30,696	$1,825
Goodwill	$319,910	$319,910	—	—
Other assets	$49,294	$43,256	$847	$5,191

	At December 31, 2005
			Europe and
	Total	United States	Other	Asia Pacific
Property and equipment, net	$69,764	$40,127	$27,958	$1,679
Goodwill	275,864	275,864	—	—
Other assets	41,534	40,444	68	1,022
7. Litigation
Prism Technologies LLC Complaint
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
Matters Related to Our Stock Option Granting Practices
     On or about, May 18, 2006, the Securities and Exchange Commission notified us by letter that it is conducting an informal inquiry of our stock option grants and stock option practices from 1997 to the present. We are in the process of responding to the Commission’s request for documents and information.
     On or about May 26, 2006, the law firm of Abraham Fruchter & Twersky LLP made demand to our Board of Directors under Section 16(b) of the Securities and Exchange Act of 1934 asking the board to bring suit against certain RSA Security executive officers to recover any short swing profits earned in connection with purchases and sales of RSA Security stock within a six-month period. On July 6, 2006, our Board of Directors responded to the demand by stating that they had concluded that all of the option grants were exempt from Section 16(b) under Rule 16b-3(d), that there are no recoverable short swing profits and that they will not bring suit against any of our executive officers.
     On or about May 31, 2006, Julie D. Globus, Custodian for Tal M. Globus, a stockholder of the Company, filed a shareholder derivative action in the U.S. District Court for the District of Delaware, derivatively on behalf of the Company against Arthur W. Coviello, Jr., Charles R. Stuckey, Jr., John Adams, John F. Kennedy, Scott T. Schnell, Joseph Uniejewski, Gloria C. Larson, Joseph B. Lassiter III, Richard A. DeMillo, Richard L. Earnest, William H. Harris, Jr., Orson G. Swindle III, Robert P. Badavas, James K. Sims and Taher Elgamal. Ms. Globus asserts claims under state and federal law, including breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of Section 14(a) of the Securities Exchange Act of 1934, in connection with our stock option grants. Ms. Globus seeks unspecified damages, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs and expenses, as well as injunctive relief. On or about July 17, 2006, the defendants moved to dismiss the claims. On or about July 25, 2006, the parties filed a joint Stipulation and Order with the U.S. District Court for the District of

Delaware asking the court to stay the case until the earlier of 60 days following the closing of our proposed acquisition by EMC Corporation or December 15, 2006. The court approved this joint Stipulation and Order on or about August 3, 2006.
     On or about June 12, 2006, we received a document subpoena from the U.S. Attorney for the Southern District of New York requesting records from 1996 to the present relating to our granting of stock options. We have complied with the U.S. Attorney’s initial document request and we are now gathering electronic documents for production in August.
     Our Board of Directors has appointed a Special Committee, consisting of William H. Harris, Jr. and Orson G. Swindle, III, to oversee the investigation of our stock option granting practices and our response to the inquiry by the Securities and Exchange Commission, the subpoena issued by the U.S. Attorney for the Southern District of New York and the derivative lawsuit. The Special Committee is being assisted in this process by outside counsel and an independent accounting expert. We cannot predict the outcome of the investigation and the various matters described above related to our stock option granting practices.
     During the three months ended June 30, 2006, we incurred approximately $372 of unanticipated legal and other expenses associated with the investigation, the inquiry by the Securities and Exchange Commission, the subpoena issued by the U.S. Attorney for the Southern District of New York and the derivative lawsuit. As the investigation and related matters continue, we expect that we will incur additional legal and other expenses, which may be significant.
Miscellaneous
     From time to time, we have been named as a defendant in other legal actions arising from our normal business activities, which we believe will not have a material adverse effect on us or our business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Report contains forward-looking statements within the meaning of Section 21E under the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For purposes of these Acts, any statement that is not a statement of historical fact may be deemed a forward-looking statement. . For example, statements containing the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “may,” “projects,” “will,” “would,” and similar expressions may be forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements in this Report because these statements speak only as of the date when made. Furthermore, we are not obligated to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including without limitation the factors described below under “Part II, Item 1A Risk Factors.”
Overview
     RSA Security Inc. and its consolidated subsidiaries are an expert in protecting online identities and digital assets. The inventor of core security technologies for the Internet, the company leads the way in strong authentication and encryption, bringing trust to millions of user identities and the transactions that they perform. Our portfolio of award-winning identity and access management solutions helps businesses to establish who’s who online — and what they can do.
     On June 29, 2006, we announced that we had entered into a definitive agreement to be acquired by EMC Corporation. Under the terms of the agreement, EMC will pay $28.00 per share in cash in exchange for the each share of RSA Security and the assumption of outstanding options, for an aggregate purchase price of approximately $2.1 billion, net of our existing cash balance. The acquisition is currently expected to close late in the third quarter of 2006 and is subject to customary closing conditions.
     In December 2005, we acquired Cyota, Inc., a privately-held company that delivers online security and anti-fraud solutions to thousands of financial institutions worldwide. In April 2006, we acquired PassMark Security, Inc., a privately-held company that delivers software-based authentication with a focus on financial institutions. With the purchases of Cyota and PassMark, we have introduced a risk-based layered authentication approach that allows customers to choose from a range of authentication techniques — from life questions, watermarking and anomaly detection to digital certificates, tokens and smart cards — depending on the risks posed and desired convenience. Additionally, we believe that these acquisitions will enable us to establish our company as a strategic hub for the consumer marketplace, providing the ability to authenticate and protect all aspects of online banking and e-commerce: end-users, merchants and transactions.
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
     We believe sales of our products are and will be driven by several major market trends:
•	We are seeing increased sales to enterprises that are buying and licensing our products to help them comply with industry and governmental regulations and standards, such as the Sarbanes-Oxley Act of 2002, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), the Federal Financial Institutions Examination Council (FFIEC) guidelines and the Payment Card Industry (PCI) standard, among others.

•	We have observed that more enterprises are using single sockets layer virtual private networks (VPNs) to enable access to internal resources and are seeking to license technology to make their VPNs more secure and efficient.

•	Demand for our Consumer solutions depends on market adoption of consumer-oriented authentication technologies. We believe that the primary drivers for this adoption are regulatory compliance efforts by enterprises that do business electronically with consumer customers, such as banks and financial institutions, and recent increases in digital identity and asset theft.

•	We believe that enterprises are turning to identity and access management solutions in order to increase their efficiency, reduce their costs and mitigate their risks.
     We see a number of major trends and drivers in our business:
•	Our authentication product line contributes approximately 78% of our revenue, while our less mature Enterprise software products continue to build revenue.

•	Our Developer solutions continue to contribute approximately 7% of our total revenue despite the availability of free, “open source” products that compete with our RSA BSAFE product line. Our Developer solutions revenue tends to fluctuate from quarter to quarter, depending on the number of large transactions in any given quarter.

•	We have traditionally licensed our Developer solutions primarily to companies that incorporate our software into their own software products and sublicense the combined products to their customers. However, we are increasingly licensing our Developer solutions to enterprises for use within their internal applications to increase security and meet regulatory compliance needs.

•	Although the majority of our customers utilize our products to secure and manage network and application access for their employees and partners, our sales of authentication credentials for use by consumers are increasing. We sell most of our consumer authentication credentials on a subscription basis, with revenue being recognized over the course of several years. Accordingly, our deferred revenue balance will likely increase as we build consumer revenue.

•	Our product line synergies and the strength of our customer base create opportunities for us to sell additional products to existing customers and broader, multi-product solutions to new customers.

•	We are selling to more small and medium-sized enterprises, which is providing increased growth for us.

•	Information technology budgets remain constrained, which has had and could continue to have a direct effect on the sale of our products.

•	Some of our products, especially our single sign-on solutions and Web access management products, have long and unpredictable sales cycles, in part because our customers may need to invest potentially substantial resources and modify their network infrastructures to take full advantage of the benefits offered by the products.

•	Increased competitive activity is putting pressure on our product prices and lengthening our sales cycles.
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
     We distribute our products through direct sales to end user customers and through indirect sales, including (i) sales through distributors and resellers that we ship directly to the end user customer and (ii) sales to distributors for stocking purposes. For the three months ended June 30, 2006, approximately 58% of our revenue was from sales through distributors and resellers shipped directly to the end user customers, approximately 37% of our revenue was from direct sales to end user customers, and approximately 5% of our revenue was from sales to stocking distributors. Our stocking distributors provide us with inventory level and point of sale reports on a monthly basis. A typical stocking distributor holds approximately four to six weeks of inventory on hand in the distribution channel. Generally, our arrangements with our distributors and resellers are non-exclusive, and we currently have arrangements with more than 2,000 distributors and resellers worldwide under the RSA SecurWorld ™Partner Program. The RSA SecurWorld Partner Program provides partners with a range of sales tools and educational resources and is designed to reward those partners that devote resources to our products and programs and to sell to new customers. Over time, we believe this program will increase our rate of customer acquisition and generate increased indirect sales for us.
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
     In transitioning from APB 25 to SFAS 123R, we have applied the modified prospective method. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. Under the modified prospective method, compensation cost recognized in periods after adoption includes (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, less estimated forfeitures, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, less estimated forfeitures.
     The stock-based employee compensation cost that is reflected in the Statement of Income for the three and six months ended June 30, 2006 was $7.1 million and $9.9 million, respectively. The total income tax benefit recognized in our statement of operations for the three and six months ended June 30, 2006 for share-based payments was $1.4 million and $2.0 million, respectively. At June 30,

2006, total unrecognized stock-based compensation expense related to unvested stock options, unvested performance stock options, and unvested restricted stock awards, expected to be recognized over a weighted average period of 1.4 years, amounted to $24.1 million. Total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures, if any. For the year ending 2006, we estimate total stock-based compensation expense, including amounts from the issuance of restricted shares and amounts from stock options using the fair value provisions of SFAS 123R, to be between approximately $17.0 and $20.0 million.
     Prior to the adoption of SFAS 123R, we presented all tax benefits related to stock compensation as cash flows from operating activities in our statement of cash flows. SFAS 123R requires the cash flows resulting from these excess tax benefits to be classified as cash flows from financing activities. For the six months ended June 30, 2006, the tax benefit from the exercise of stock options was $6.8 million, which was classified as cash flows from financing activities.
     For more information about stock-based compensation, including valuation methodology, see Note 2 of Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and “Application of Critical Accounting Policies and Estimates — Stock-Based Compensation” below.

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
     We recognize revenue for professional services when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection is considered probable and the services are performed. When customization is essential to the functionality of the licensed software, then both the software license and professional services revenue are recognized under the percentage of completion method. We recognize revenue and gross profit using labor hours as an input measure of progress to completion on these arrangements.

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
     Income Taxes — The preparation of our condensed consolidated financial statements requires us to estimate our income taxes in each of the jurisdictions in which we operate, including those outside the United States, which may be subject to certain risks that ordinarily would not be expected in the United States. A change in our estimate of income by jurisdiction could cause a change in our annual effective tax rate. The income tax accounting process involves our estimating our actual current exposure together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.
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
     Valuation of Goodwill and Other Intangible Assets — In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future cash flows and earnings and other factors used to determine the fair value of the respective assets. We will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. We generally determine fair value based on estimated discounted future cash flows. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. Any such impairment charge could be significant and could have a material adverse effect on our consolidated financial position and results of operations. We perform an annual test for impairment of our goodwill as of November 30 of each year and, if events or circumstances occur that would more likely than not reduce the fair value of the goodwill below its carrying amount, will perform an interim impairment test. At June 30, 2006, we had $319.9 million of goodwill, which accounted for approximately 43% of our total assets. Any goodwill impairment test could result in a decrease to the carrying value of goodwill and could have a material effect on our results of operations and consolidated financial position.
     Restructurings — We periodically review our cost structure in terms of geographic footprint, product mix and human capital to ensure that we are in the best position to meet the demands of our shareholders, customers and other stakeholders. Our management may propose restructuring plans from time to time to more appropriately align our operations with external needs. A restructuring plan must be approved by our Board of Directors and our Chief Executive Officer or his designee.
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
     Stock-Based Compensation — Effective January 1, 2006, we account for stock-based compensation expense in accordance with SFAS 123R. Prior to that date, we accounted for stock-based compensation using the intrinsic value method. Under SFAS 123R, stock-based compensation expense reflects the estimated fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. We estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. Many of these assumptions are highly subjective and require the exercise of management judgment. Our management must also apply judgment in developing an estimate of awards that may be forfeited. If our actual experience differs significantly from our estimates and we choose to employ different assumptions in the future, the stock-based compensation expense that we record in future periods may differ materially from that recorded in the current period.
     Derivative Instruments and Hedging — We follow the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended by SFAS No. 138, requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
     Recent Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. This interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” establishes new recognition and measurement standards for income tax reserves and contingencies pertaining to tax positions taken or expected to be taken on tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. Due to its recent issuance, the Company’s analysis of the effect of FIN 48 is not yet complete and its impact is not reasonably estimable at this time.
Summary of Financial Performance for the Three Months Ended June 30, 2006
•	Our revenue for the three months ended June 30, 2006 was $94.4 million, an increase of $17.9 million, or 23.4%, compared to revenue of $76.5 million for the three months ended June 30, 2005.

•	Our gross profit for the three months ended June 30, 2006 was $72.5 million, an increase of $12.2 million, or 20.3%, compared to gross profit of $60.3 million for the three months ended June 30, 2005.

•	Our net income for the three months ended June 30, 2006 was $2.8 million, a decrease of $5.7 million, or 67.4%, compared to net income of $8.5 million for the three months ended June 30, 2005.

•	Our cash, cash equivalents, and marketable securities were $218.1 million at June 30, 2006, compared to $187.8 million at December 31, 2005 and $208.2 million of cash, cash equivalents, and marketable securities at March 31, 2006. We repurchased 450,000 shares of our common stock for $8.5 million during the three months ended June 30, 2006.

Results of Operations
     The following table sets forth certain consolidated financial data as a percentage of our total revenue:

	Percentage of		Percentage of
	Total Revenue		Total Revenue
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue
Products	68.8%	71.6%	69.5%	71.9%
Maintenance, professional and managed services	31.2	28.4	30.5	28.1

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue
Products	13.4	12.6	14.0	11.9
Maintenance, professional and managed services	8.5	8.3	8.5	8.2
Amortization of technology related intangible assets	1.3	0.3	1.2	0.3

Total cost of revenue	23.2	21.2	23.7	20.4

Gross margin	76.8	78.8	76.3	79.6

Costs and expenses
Research and development	20.4	20.3	20.1	20.7
Marketing and selling	35.5	37.0	34.5	37.8
Amortization of intangible assets	18.0	—	15.6	—
General and administrative	0.3	10.5	0.3	10.7
Restructurings	0.4	—	1.6	—

Total	74.6	67.8	72.2	69.2

Income from operations	2.2	11.0	4.1	10.4

Interest income and other	1.1	3.2	1.4	2.8

Income before provision for income taxes	3.3	14.2	5.5	13.2

Provision for income taxes	0.4	3.1	1.1	2.9

Net income	2.9%	11.1%	4.4%	10.3%

Revenue
     The following tables set forth the amount, percentage of total revenue and percentage increase (decrease) of our revenue by product group, product type and product line:

	Three Months Ended		Three Months Ended		Percentage
	June 30, 2006		June 30, 2005		Increase
($ in millions)	Revenue	Percentage	Revenue	Percentage	(Decrease)
Product group:
Enterprise solutions	$81.2	86.0%	$68.7	89.8%	18.2%
Developer solutions	6.9	7.3%	7.8	10.2%	(11.6)%
Consumer solutions (1)	6.3	6.7%	—	—	NA

Total	$94.4	100.0%	$76.5	100.0%	23.4%

Product type:
Authenticators	$42.8	45.3%	$35.6	46.5%	20.1%
Software products	22.2	23.5%	19.1	25.0%	15.9%
Maintenance, professional and managed services	29.4	31.2%	21.8	28.5%	35.3%

Total	$94.4	100.0%	$76.5	100.0%	23.4%

Product line:
Authentication products	$73.5	77.9%	$62.2	81.3%	18.1%
Encryption products	6.8	7.2%	8.0	10.5%	(14.3)%
Web access management products	7.8	8.2%	6.3	8.2%	23.6%
Consumer products (2)	6.3	6.7%	—	—	NA

Total	$94.4	100.0%	$76.5	100.0%	23.4%

	Six Months Ended		Six Months Ended		Percentage
	June 30, 2006		June 30, 2005		Increase
($ in millions)	Revenue	Percentage	Revenue	Percentage	(Decrease)
Product group:
Enterprise solutions	$157.2	86.4%	$138.9	91.3%	13.2%
Developer solutions	13.0	7.2%	13.2	8.7%	(1.7)%
Consumer solutions (1)	11.7	6.4%	—	—	NA

Total	$181.9	100.0%	$152.1	100.0%	19.6%

Product type:
Authenticators	$85.0	46.7%	$73.8	48.5%	15.2%
Software products	41.5	22.8%	35.6	23.4%	16.5%
Maintenance, professional and managed services	55.4	30.5%	42.7	28.1%	29.7%

Total	$181.9	100.0%	$152.1	100.0%	19.6%

Product line:
Authentication products	$142.9	78.5%	$127.7	84.0%	11.9%
Encryption products	13.0	7.2%	13.3	8.7%	(2.5)%
Web access management products	14.3	7.9%	11.1	7.3%	29.5%
Consumer products (2)	11.7	6.4%	—	—	NA

Total	$181.9	100.0%	$152.1	100.0%	19.6%

(1) Consumer solutions were previously reported as part of enterprise solutions as we consider the amount immaterial. The increase in Consumer solutions revenue in 2006 is a direct result of the acquisitions of Cyota in December 2005 and PassMark in April 2006.
(2) Consumer products were previously reported as part of authentication products as we consider the amount immaterial. The increase in consumer products revenue in 2006 is a direct result of the acquisitions of Cyota in December 2005 and PassMark in April 2006.
     We break our revenue into three geographic regions consisting of the United States, Europe and other, and Asia Pacific. The following table sets forth the amount of revenue, percentage of total revenue and percentage increase of revenue by region for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Three Months Ended
	June 30, 2006		June 30, 2005		Percentage
($ in millions)	Revenue	Percentage	Revenue	Percentage	Increase

United States	$50.4	53.4%	$42.8	55.9%	17.7%
Europe and other	33.5	35.5%	24.5	32.1%	36.5%
Asia Pacific	10.5	11.1%	9.2	12.0%	14.7%

Total	$94.4	100.0%	$76.5	100.0%	23.4%

	Six Months Ended		Six Months Ended
	June 30, 2006		June 30, 2005		Percentage
($ in millions)	Revenue	Percentage	Revenue	Percentage	Increase

United States	$96.0	52.8%	$83.9	55.2%	14.4%
Europe and other	65.4	35.9%	50.4	33.1%	29.8%
Asia Pacific	20.5	11.3%	17.8	11.7%	14.9%

Total	$181.9	100.0%	$152.1	100.0%	19.6%

     Total revenue increased $17.9 million or 23.4% in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, which reflected revenue increases across all product types.
     Our RSA SecurID authentication product line generates a substantial portion of our revenue. RSA SecurID credentials (which includes hardware and software, smart cards and USB tokens) licensed, in thousands, were as follows:

	Three Months Ended
	June 30,
	2006	2005	Percentage Increase

Number of credentials licensed	2,480	1,031	140.5%

	Six Months Ended
	June 30,
	2006	2005	Percentage Increase

Number of credentials licensed	4,204	2,071	103.0%
     The increase in credentials licensed in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, was attributable to an increase in users within our existing enterprise accounts, new customers and the growth of credentials licensed for consumer authentication. We believe our RSA SecurID authentication products generate and will continue to generate substantial revenue for us.
     Professional, maintenance and managed service revenue increased 35.3% in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The increase in professional, maintenance and managed service revenue was primarily attributable to a high rate of renewals of annual maintenance contracts related to the sale of products in prior periods and the inclusion of managed service revenue related to our acquisition of Cyota in December 2005 and PassMark in April 2006.
     We believe the increase in our Web access management revenue in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, was due in part to an increase in the number of customers allowing access of their information and applications by internal and external users. We believe that our Web access management revenue will continue to grow due to increased deployments of Web-based applications that may be accessed by a company’s employees, partners and customers.
     The decrease in encryption revenue during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 was primarily due the timing of large deals booked in the three months ended June 30, 2005 as compared to the three months ended June 30, 2006. We believe that our Developer solutions revenue may benefit from companies’ needs to secure their computing systems, databases and transactions due to various regulatory requirements.
     We believe that our future total revenue will be influenced by a number of major factors:
•	As new, lower cost remote access technologies become available and as employment rates increase, we believe that we will benefit with increased total product revenue.

•	We believe the increased awareness of digital identity theft will drive organizations and consumers to adopt technologies such as strong authentication, and we believe we will benefit from this trend.

•	We believe that governmental regulations regarding the access to and distribution of private information will drive demand for our products. For example, we believe our revenue from the healthcare and financial services markets will increase as companies work to bring their information technology systems into compliance with industry-specific privacy and security laws and standards.

•	We believe that as the United States government proceeds with its agenda of increasing awareness and funding of cyber-security issues and focusing on homeland security, we may benefit with increased revenue.

•	However, information technology budgets continue to be constrained, and the continued uncertainty in the economy and global affairs may affect revenue generated from the sales of our products in future quarters.

•	In addition, we are seeing increased competitive activity, which is putting pressure on our product prices. We believe that increased competition is lengthening our sales cycles.

•	Growth in our consumer authentication credentials will increase the mix of our subscription revenue recognized ratably over the life of the contracts.

•	In 2005, we instituted a major new program for our resellers and distributors and reorganized our sales force. Our future revenue will depend on the rate at which our current resellers and distributors participate in the new program, our ability to attract new resellers and distributors to the program and the effectiveness of our reorganized sales force.

Gross Profit
     The following tables compare our gross profit and gross margin for products and maintenance, professional and managed services:

	Three Months Ended June 30,
	2006		2005
	Gross	Gross	Gross	Gross
($ in millions)	Profit	Margin	Profit	Margin
Products	$51.1	78.8%	$44.9	82.0%
Maintenance, professional and managed services	21.4	72.6%	15.4	70.6%

Total	$72.5	76.8%	$60.3	78.8%

	Six Months Ended June 30,
	2006		2005
	Gross	Gross	Gross	Gross
($ in millions)	Profit	Margin	Profit	Margin
Products	$98.9	78.2%	$90.8	83.0%
Maintenance, professional and managed services	40.0	72.1%	30.3	70.8%

Total	$138.9	76.3%	$121.1	79.6%

     The increase in total gross margin for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, was primarily a result of the higher product average selling prices during the quarter and increased revenue from our consumer authentication business, much of which is higher margin software business.
Research and Development
     The following table compares our research and development expenses for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
($ in millions)	2006	2005	% Change
Research and development	$19.3	$15.5	24.3%
Percentage of revenue	20.4%	20.3%
     Research and development expenses increased $3.8 million in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, primarily due to an increase in payroll costs of approximately $1.6 million associated with employees who joined the Company as a result of our acquisitions of Cyota and PassMark and our continued allocation of resources towards investing in our future product offerings, an increase in consulting expenses of $1.1 million, $0.5 million of stock based compensation expense and an increase in overhead expenses of $0.5 million.

Marketing and Selling
     The following table compares our sales and marketing expenses for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
($ in millions)	2006	2005	% Change
Marketing and selling	$33.5	$28.3	18.5%
Percentage of revenue	35.5%	37.0%
     Marketing and selling expenses increased $5.2 million in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, primarily due to an increase of approximately $2.1 million in overhead expenses, $1.9 million for marketing programs, $0.8 million of stock based compensation expense, and an increase in payroll costs of approximately $0.6 million.
General and Administrative
     The following table compares our general and administrative expenses for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
($ in millions)	2006	2005	% Change
General and administrative	$17.0	$8.0	111.9%
Percentage of revenue	18.0%	10.5%
     General and administrative expenses increased $9.0 million in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, primarily due to $5.5 million of stock based compensation expense, an increase in overhead expenses of approximately $1.5 million, an increase in consulting fees of approximately $1.0 million, and an increase in payroll costs of approximately $0.9 million.
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

     Restructuring charges accrued and unpaid at June 30, 2006 were as follows:

Facility
($ in millions)	Exit Costs
Balance at January 1, 2006	$15.7
Restructuring charges	3.0
Payments	(4.1)

Balance at June 30, 2006	$14.6

     We expect to pay the remaining restructuring costs accrued at June 30, 2006 as follows:

($ in millions)
Six months ending December 31, 2006	$4.8
Year ending December 31, 2007	4.4
Year ending December 31, 2008	3.5
Year ending December 31, 2009	1.9

Total	$14.6

Interest Income and Other, Net
     Interest income and other, net includes the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2006	2005	2006	2005
Interest income and other	$0.5	$0.2	$0.8	$0.3
Investment income	1.7	1.7	3.1	3.3
Unrealized (loss) gain from foreign currency translations	(1.1)	0.5	(1.4)	0.7

Total interest income and other, net	$1.1	$2.4	$2.5	$4.3

     The decrease in total interest income and other, net for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, was primarily due to the unrealized loss from foreign currency translation which was due to the weakening of the U.S. dollar during the three months ended June 30, 2006, partially offset by an increase in interest rates for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.
Provision for Income Taxes
     The provision for income taxes was $0.4 million for the three months ended June 30, 2006, compared to a provision of $2.0 million for the three months ended June 30, 2005. Our effective tax rate was 13.1% and 22.0%, respectively, for the three months ended June 30, 2006 and June 30, 2005. The decrease in the effective tax rate for these comparable periods is attributable to lower net income, primarily in the United States, for the three months ended June 30, 2006.

Liquidity and Capital Resources
Summary of Sources and Uses of Cash
     The following table summarizes our sources and uses of cash over the periods indicated:

	Six Months Ended
	June 30,
($ in millions)	2006	2005
Net cash provided by operating activities	$26.5	$16.6
Net cash used for investing activities	$(53.3)	$(6.4)
Net cash provided by (used for) financing activities	$22.2	$(16.4)
Decrease in cash and cash equivalents	$(4.5)	$(6.3)
     Our primary sources of liquidity are our cash, cash equivalents and marketable securities resulting from our cash flow from operations. We had $64.5 million in cash and cash equivalents at June 30, 2006, consisting primarily of operating cash and cash equivalents. This represents a decrease of $4.5 million in cash and cash equivalents from December 31, 2005. As of June 30, 2006, we had $153.6 million in marketable securities consisting primarily of auction rate securities, U.S. Government and agency securities and corporate debt securities.
     Cash provided by operations of $26.5 million during the six months ended June 30, 2006 consisted primarily of net income of $8.1 million, non-cash depreciation charges of $8.8 million and stock-based compensation of $9.9 million.
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
     Cash used for investing activities of $53.3 million during the six months ended June 30, 2006 consisted primarily of $109.8 million used to purchase marketable securities, $9.0 million of cash used to purchase property and equipment and $8.4 million of cash used for the purchase of PassMark, which was partially offset by $75.0 million derived from net sales and maturities of marketable securities.
     Cash provided by financing activities of $22.2 million during the six months ended June 30, 2006 consisted primarily of $25.2 million of proceeds from employee exercises and purchases under our stock option and employee stock purchase plans, $6.8 million of excess tax benefit from the exercise of stock options, partially offset by $9.7 million of cash used to repurchase shares of our common stock.
     The following are our contractual commitments associated with our lease obligations, restructurings, purchase obligations and royalty commitments as of June 30, 2006:

		Payments Due by Period
		Less
		Than	1 – 3	3 – 5	More Than
($ in millions)	Total	1 Year	Years	Years	5 Years

Operating leases	$126.1	$15.1	$42.4	$30.9	$37.7
Restructurings	14.6	7.8	6.8	—	—
Purchase obligations	2.5	1.5	1.0	—	—
Royalty commitments	4.3	1.6	2.2	0.5	—

Total commitments	$147.5	$26.0	$52.4	$31.4	$37.7

     We have commitments for various operating leases worldwide that expire at various times through 2017 and that are shown above, net of existing sublease agreements, excluding facility exit costs included in restructuring charges. The lease commitments of $126.1 million shown also include lease commitments of $9.5 million related to certain exited facilities that have not been reserved for in restructuring charges, which represents our estimated sublease income from these facilities from the end of the period reserved to the end of the lease term. The restructuring commitments shown above are primarily for facility exit costs of up to 42 months of minimum lease payments due under certain excess facilities lease agreements, net of income under related sublease agreements. Our purchase obligations relate to inventory commitments. Our royalty commitments represent our minimum contractual royalty obligations for the use of licensed technology.
     We currently have no debt nor have we found it necessary, given our success in generating cash from operations and our significant liquidity, to obtain a credit facility.
     We provide e-security solutions to various customers in diverse industries. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. We had two significant customers who are distributors, whose aggregate balances accounted for approximately 15% and 14% of our total accounts receivable as of June 30, 2006 and December 31, 2005, respectively.
     Our plans for future uses of cash may include additional acquisitions of other entities or technologies and additional purchases of property and equipment. In April 2006, we paid approximately $8.4 million in cash to acquire PassMark. We also have agreed to pay $5.5 million for retention bonuses to the Cyota employees. We anticipate capital expenditures will be primarily for purchases of property and equipment and will be approximately $4.0 million to $6.0 million for the remainder of 2006.
     We believe that cash generated from our operating activities will be sufficient to fund our working capital requirements, including our restructuring liabilities, through at least the next twelve months. We anticipate that current cash on hand, cash generated from operations, and cash generated from the exercise of employee options and purchases of shares under the employee stock purchase plans will be adequate to fund our planned capital and financing expenditures for at least the next twelve months.
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

Item 4. Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective, in that they (1) were designed to ensure that material information relating to RSA Security, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within RSA Security, particularly during the period in which this Report was being prepared, and (2) provide reasonable assurance that information that we are required to disclose in the reports we file under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     No change in our internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act) occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Prism Technologies LLC Complaint
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
Matters Related to Our Stock Option Granting Practices
     On or about, May 18, 2006, the Securities and Exchange Commission notified us by letter that it is conducting an informal inquiry of our stock option grants and stock option practices from 1997 to the present. We are in the process of responding to the Commission’s request for documents and information.
     On or about May 26, 2006, the law firm of Abraham Fruchter & Twersky LLP made demand to our Board of Directors under Section 16(b) of the Securities and Exchange Act of 1934 asking the board to bring suit against certain RSA Security executive officers to recover any short swing profits earned in connection with purchases and sales of RSA Security stock within a six-month period. On July 6, 2006, our Board of Directors responded to the demand by stating that they had concluded that all of the option grants were exempt from Section 16(b) under Rule 16b-3(d), that there are no recoverable short swing profits and that they will not bring suit against any of our executive officers.
     On or about May 31, 2006, Julie D. Globus, Custodian for Tal M. Globus, a stockholder of the Company, filed a shareholder derivative action in the U.S. District Court for the District of Delaware, derivatively on behalf of the Company against Arthur W. Coviello, Jr., Charles R. Stuckey, Jr., John Adams, John F. Kennedy, Scott T. Schnell, Joseph Uniejewski, Gloria C. Larson, Joseph B. Lassiter III, Richard A. DeMillo, Richard L. Earnest, William H. Harris, Jr., Orson G. Swindle III, Robert P. Badavas, James K. Sims and Taher Elgamal. Ms. Globus asserts claims under state and federal law, including breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of Section 14(a) of the Securities Exchange Act of 1934, in connection with our stock option grants. Ms. Globus seeks unspecified damages, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs and expenses, as well as injunctive relief. On or about July 17, 2006, the defendants moved to dismiss the claims. On or about July 25, 2006, the parties filed a joint Stipulation and Order with the U.S. District Court for the District of Delaware asking the court to stay the case until the earlier of 60 days following the closing of our proposed acquisition by EMC Corporation or December 15, 2006. The court approved this joint Stipulation and Order on or about August 3, 2006.

     On or about June 12, 2006, we received a document subpoena from the U.S. Attorney for the Southern District of New York requesting records from 1996 to the present relating to our granting of stock options. We have complied with the U.S. Attorney’s initial document request and we are now gathering electronic documents for production in August.
     Our Board of Directors has appointed a Special Committee, consisting of William H. Harris, Jr. and Orson G. Swindle, III, to oversee the investigation of our stock option granting practices and our response to the inquiry by the Securities and Exchange Commission, the subpoena issued by the U.S. Attorney for the Southern District of New York and the derivative lawsuit. The Special Committee is being assisted in this process by outside counsel and an independent accounting expert. We cannot predict the outcome of the investigation and the various matters described above related to our stock option granting practices.
     During the three months ended June 30, 2006, we incurred approximately $0.4 million of unanticipated legal and other expenses associated with the investigation, the inquiry by the Securities and Exchange Commission, the subpoena issued by the U.S. Attorney for the Southern District of New York and the derivative lawsuit. As the investigation and related matters continue, we expect that we will incur additional legal and other expenses, which may be significant.
Miscellaneous
     From time to time, we have been named as a defendant in other legal actions arising from our normal business activities, which we believe will not have a material adverse effect on us or our business.
ITEM 1A. Risk Factors
     There are no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 other than the addition of three new risk factors below, entitled “Our business and operating results may be adversely affected by the proposed merger with EMC Corporation,” “If the planned merger with EMC Corporation is not completed, our business, operating results and stock price may be adversely affected” and “Our operating results may be adversely affected by the informal inquiry by the Securities and Exchange Commission and the document request by the U.S. Attorney for the Southern District of New York regarding our stock option granting practices and related litigation,” and the updating of the risk factors below entitled “Our stock price has been volatile and is likely to remain volatile,” “International sales make up a significant portion of our business” and “Our stockholder rights plan and some provisions of our charter may inhibit potential acquisition bids.”
     Our business and operating results may be adversely affected by the proposed merger with EMC Corporation. On June 29, 2006, we issued a joint press release with EMC Corporation, or EMC, to announce that the parties had signed an agreement and plan of merger pursuant to which a wholly owned subsidiary of EMC will merge with and into RSA Security, and RSA Security will become a wholly owned subsidiary of EMC. Pursuant to the Agreement and Plan of Merger, each outstanding share of our common stock will be exchanged for the right to receive $28.00 in cash. The merger is subject to several conditions, including approval by our stockholders, the expiration of applicable waiting periods under antitrust laws and other customary closing conditions. The agreement and plan of merger also includes certain representations, warranties and covenants with respect to our business and operations until the merger is completed. We anticipate that the merger will be consummated late in the third quarter of 2006.
     The announcement of the merger could have an adverse effect on our revenue if customers delay, defer, or cancel purchases pending consummation of the planned merger. Current and prospective customers could be reluctant to purchase our products due to potential uncertainty about the combined company’s product offerings and its support and service of our existing products. If our announcement of the merger causes our customers to delay purchase decisions pending consummation of the planned merger, our business and operating results could be materially adversely affected. Finally, the uncertainty surrounding the proposed merger may cause employee turnover and /or impair our ability to add new employees to our company. Any significant employee turnover or delays in hiring forecasted positions could have an adverse effect on our business and operating results.
     If the planned merger with EMC Corporation is not completed, our business, operating results and stock price may be adversely affected. If the planned merger with EMC Corporation is not completed, we could suffer a number of consequences that may adversely affect our business, operating results and stock price, including the following:
•	we would not realize the benefits we expect from combining with EMC, including the potentially enhanced financial and competitive position;

•	the market price of our common stock could decline following an announcement that the merger has been abandoned, to the extent that the current market price reflects a market assumption that the merger will be completed;

•	we could, under certain circumstances, be required to pay EMC a termination fee of approximately $75 million;

•	we would remain liable for our costs related to the transaction, such as legal, accounting and certain investment banking fees, and we expect these costs to be significant; and

•	activities relating to the merger may divert our management’s attention from our business and cause disruptions among our employees and to our relationships with customers and business partners, thus detracting from our ability to grow revenue and minimize costs and possibly leading to a loss of revenue and market position that we may not be able to regain if the transaction does not occur.
     Our operating results may be adversely affected by the informal inquiry by the Securities and Exchange Commission and the document request by the U.S. Attorney for the Southern District of New York regarding our stock option granting practices and related litigation. As described above in Part II, Item 1. Legal Proceedings — Matters Related to Our Stock Option Granting Practices, in May 2006 the Securities and Exchange Commission notified us that it is conducting an informal investigation of our stock option grants and stock option practices from 1997 to the present and in June 2006 we received a document subpoena from the U.S. Attorney for the Southern District of New York requesting records from 1996 to the present relating to our stock option granting practices. We have complied with both the Commission’s and the U.S. Attorney’s initial document request and we are now gathering electronic documents for production in August. In addition, on or about May 31, 2006, Julie D. Globus, Custodian for Tal M. Globus, a stockholder of the Company, filed a shareholder derivative action in the U.S. District Court for the District of Delaware, derivatively on behalf of the Company, our current directors, one former director and several former executive officers. Ms. Globus asserts that the defendants violated state and federal law, including by breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of Section 14(a) of the Securities Exchange Act of 1934, in connection with the Company’s stock option grants. Ms. Globus seeks unspecified damages, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs and expenses, as well as injunctive relief.
     Our board of directors has appointed a Special Committee, consisting of William H. Harris, Jr. and Orson G. Swindle, III, to oversee the investigation of our stock option granting practices and our response to the inquiry by the Securities and Exchange Commission, the subpoena issued by the U.S. Attorney for the Southern District of New York and the derivative lawsuit. The Special Committee is being assisted in this process by outside counsel and an independent accounting expert. We cannot predict the outcome of the investigation and the various matters described above related to our stock option granting practices. During the three months ended June 30, 2006, we incurred approximately $0.4 million of unanticipated legal and other expenses associated with these matters. As the investigation and related matters continue, we expect that we will incur additional legal and other expenses, which may be significant. Any unanticipated significant expense may adversely affect our operating results. In addition, activities relating to these matters may divert our management’s attention from our business and cause disruptions among our employees.
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
     Our failure to successfully integrate Cyota and PassMark into our business and operations could hurt our business. The integration of the business and operations of Cyota, which we acquired in December 2005, and PassMark, which we acquired in April 2006, into our business and operations is a complex, time-consuming and expensive process. Before any acquisition, each company has its own business, culture, customers, employees and systems. After the acquisition, we must ensure that the companies operate as a combined organization using common communications systems, operating procedures, financial controls and human resources practices. In order to successfully integrate Cyota and PassMark, we must, among other things, successfully:
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
     Our stock price has been volatile and is likely to remain volatile. From April 1, 2005 through July 30, 2006, our stock price has ranged from a per share high of $ 27.65 to a low of $9.99. A number of factors may contribute to the volatility of our stock price, including:
•	the market’s perception regarding the likelihood that our proposed merger with EMC will be completed and the timing of the closing of the proposed merger;

•	our ability to meet the expectations of brokerage firms, industry analysts and investors with respect to our operating and financial results;

•	our public announcements and our competitors’ public announcements;

•	the public’s perception of the strength of the e-security solutions market and technology companies generally;

•	litigation developments;

•	the volatility of the stock market in general and of the technology sector in particular; and

•	general economic conditions.
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
     International sales make up a significant portion of our business. International sales accounted for more than 40% of our total revenue in each of the years ended December 31, 2005, 2004 and 2003 and the six months ended June 30, 2006. There are certain risks inherent in doing business internationally, including:
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
     Our industry is highly litigious. From time to time, we have been involved in disputes with third parties who allege that our products may infringe intellectual property rights held by the third parties. For example, in April 2005, Prism Technologies LLC filed a lawsuit against us and several other companies claiming that some of our products infringe Prism’s patent (see Part I, Item 1 (Legal Proceedings) of this report for more details). Any litigation carries a number of significant risks, including:
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
     Our stockholder rights plan and some provisions of our charter may inhibit potential acquisition bids. We have a classified board of directors and have also adopted a stockholders rights plan, both of which could make it more difficult for a potential acquirer to complete a merger, tender offer or proxy contest involving our company. While these provisions are intended to enable our board to maximize stockholder value, they may have the effect of discouraging takeovers that could be in the best interest of certain stockholders and may therefore have an adverse effect on the market price of our common stock. Prior to entering into the agreement and plan of merger with EMC we amended our stockholder rights plan to provide that (i) the common stock purchase rights issued under the rights plan will not apply to our merger with EMC and the other transactions contemplated by the agreement and plan of merger, (ii) the merger with EMC will not cause the rights to separate from shares of our common stock or permit our stockholders to exercise the rights, and (iii) the common stock purchase rights issued under the rights plan will expire immediately prior to the effectiveness of the merger. If the merger with EMC is not completed, our stockholder rights plan will remain in place in accordance with its terms.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On September 3, 2004, we announced that our Board of Directors authorized us to repurchase up to 6,700,000 shares of our common stock through December 31, 2005. We use repurchased shares for stock option and employee stock purchase plans and for general corporate purposes. On July 21, 2005, we announced that our Board of Directors increased the number of shares of common stock that we are authorized to repurchase by an additional 2,000,000 shares, and extended the expiration date of the stock repurchase program to June 30, 2006. On April 19, 2006, our Board of Directors approved the extension of the stock repurchase program for an additional two years, until June 30, 2008, but made no change to the number of shares authorized to be repurchased under the plan.
     The table below contains information about our activities under this common stock repurchase program during the quarter ended June 30, 2006.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of
			Shares Purchased	Maximum Number
			as Part of Publicly	of Shares that May
	Total Number	Average Price	Announced	Yet Be Purchased
Period	Shares Purchased (1)	Paid per Share	Program	Under the Program
April 1-30, 2006	250,000	$18.38	250,000	6,162,971
May 1-31, 2006	200,000	$17.73	200,000	5,962,971
June 1-30, 2006	0	0	0	5,962,971

Total	450,000	$18.89	450,000	5,962,971

(1)	All shares were purchased in open market transactions.
Item 4. Submission of Matters to a Vote of Security Holders
At our annual meeting of stockholders held on May 25, 2006, our stockholders took the two actions listed below. There were 72,556,651 shares of our common stock issued, outstanding and eligible to vote at the record date of April 5, 2006.

Our stockholders elected Robert P. Badavas, Arthur W. Coviello, Jr. and James K. Sims as Class III Directors to serve for the next three years until the 2009 annual meeting of stockholders. The other members of our Board of Directors whose terms of office continued after the Annual Meeting were Richard A. DeMillo, Richard L. Earnest, William H. Harris Jr., Gloria C. Larson, Joseph B. Lassiter, III, Charles R. Stuckey, Jr. and Orson G. Swindle III. The results of the voting were as follows:

Director:	Votes For:	Votes Withheld:	Broker Non-Votes:
Robert P. Badavas	66,180,806	687,505	0
Arthur W. Coviello, Jr.	65,585,858	1,282,453	0
James K. Sims	66,305,056	563,255	0
     Our stockholders ratified the appointment of Deloitte & Touche LLP as our public accounting firm for the year ending December 31, 2006. The results of the voting were as follows:

Votes For:	Votes Against:	Abstentions:	Broker Non-Votes:
66,654,159	140,394	73,758	0
Item 6. Exhibits
See the Exhibit Index attached to this Report, which is incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSA SECURITY INC.

/s/ CHARLES F. KANE

Charles F. Kane
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)
Dated: August 8, 2006

EXHIBIT INDEX

ITEM	DESCRIPTION
2.1	Agreement and Plan of Merger dated as of June 29, 2006, among EMC Corporation, Entrust Merger Corporation and RSA Security Inc. is incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K dated June 30, 2006.

2.2	Agreement and Plan of Merger dated as of April 24, 2006, among RSA Security Inc., S&C Acquisition Corp., PassMark Security, Inc. and the Representative (as defined therein) is incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K dated April 24, 2006.

4.1	Amendment No. 3 to Rights Agreement dated as of June 29, 2006, between RSA Security Inc. and Computershare Trust Company, N.A. is incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 30, 2006.

10.1*	Letter Agreement dated May 9, 2006 between RSA Security Inc. and Charles F. Kane.

10.2*	Letter Agreement, dated as of April 24, 2006, between RSA Security and William H. Harris, Jr. is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 24, 2006.

10.3*	Non-Competition and Non-Solicitation Agreement, dated as of April 24, 2006, between RSA Security and William H. Harris, Jr. is incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K dated April 24, 2006.

10.4*	Indemnification Agreement dated as of July 16, 2004, PassMark Security, Inc. and William H. Harris, Jr. is incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K dated April 24, 2006.

31.1	Certification of our CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of our CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of our CEO and CFO pursuant to 18 U.S.C. §1350.

*	Management contract or compensatory plan or arrangement.